Form 10QSB
period 1996-03-31
RIBOZYME PHARMACEUTICALS INC
filed 1996-05-15
CIK 892112

  -----------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
          For the transition period from           to

                                  -------------

                         Commission file number 0-27914

                         RIBOZYME PHARMACEUTICALS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                  -------------
        Delaware                                      34-1697351
(State of incorporation)                    (I.R.S. Employer Identification No.)

                              2950 Wilderness Place
                             Boulder, Colorado 80301
                    (Address of principal executive offices)

                  Registrant's telephone number: (303) 449-6500

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__   No  X

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 13, 1996 was 6,829,530.

                         RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB

PART 1 - FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                 ----
Item 1.  Financial Statements

         Condensed Balance Sheet - March 31, 1996 ................................................................. 3

         Condensed Statement of Operations - Three Months Ended
         March 31, 1996 and 1995................................................................................... 4

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 1996 and 1995................................................................................... 5

         Notes to Condensed Financial Statements .................................................................. 6

Item 2.  Management's Discussion and Analysis or Plan of Operation ................................................ 7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .........................................................................10

SIGNATURES.........................................................................................................11


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                            March 31,
                                                                              1996
                                                                          ------------
ASSETS

Current assets
    Cash and cash equivalents                                             $  1,707,017
    Securities available-for-sale                                              987,190
    Restricted cash                                                            530,034
    Accounts receivable                                                          5,885
    Notes receivable, employees                                                147,466
    Prepaid expenses and other                                                 458,964
                                                                          ------------
Total current assets                                                         3,836,556

Equipment and leasehold improvements at cost, net of accumulated
    depreciation and amortization                                            4,798,053
Restricted cash                                                                679,896
Notes receivable, other                                                        137,398
Deferred patents, net                                                        1,571,344
Other assets, net                                                              133,712
                                                                          ------------

 Total assets                                                             $ 11,156,959
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable, trade                                               $    661,643
    Accrued liabilities                                                         66,144
    Current portion of long-term debt and capital lease obligations          1,912,687
                                                                          ------------
 Total current liabilities                                                   2,640,474

Long-term debt and capital lease obligations                                 3,094,410
Deferred gain                                                                   23,257

Stockholders' equity
    Preferred Stock                                                             22,321
    Common Stock                                                                10,603
    Additional paid-in capital                                              40,760,473
    Deferred compensation                                                     (163,989)
    Accumulated deficit                                                    (35,230,590)
                                                                          ------------
Total stockholders' equity                                                   5,398,818
                                                                          ------------
Total liabilities and stockholders' equity                                $ 11,156,959
                                                                          ============
See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                      1996               1995
                                                  -----------        -----------
Revenues:
     Collaborative agreements                     $   559,122        $   255,824
     Grant and other income                               800             33,891
     Interest income                                   59,048             74,097
                                                  -----------        -----------
                  Total revenues                      618,970            363,812
                                                  -----------        -----------

Expenses:
     Research and development                       3,029,104          3,414,965
     General and administrative                       470,598            377,399
     Interest expense                                 221,694             87,730
                                                  -----------        -----------
                  Total expenses                    3,721,396          3,880,094
                                                  -----------        -----------

Net loss                                          $(3,102,426)       $(3,516,282)
                                                  ===========        ===========

Net loss per share                                $     (0.95)       $     (1.26)
                                                  ===========        ===========

Shares used in computing net loss per share         3,272,489          2,786,262
                                                  ===========        ===========
See notes to condensed financial statements.


                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                   ------------------------------
                                                                      1996               1995
                                                                   -----------        -----------
OPERATING ACTIVITIES
Net loss                                                           $(3,102,426)       $(3,516,282)
Adjustments to reconcile net loss to net cash:
    Depreciation and amortization                                      445,132            319,716
    Noncash compensation                                                62,466             50,000
    Loss on sale of securities                                           8,577               --
    Changes in assets and liabilities:
        Accounts receivable                                             12,175             18,134
        Prepaid expenses and other                                    (301,130)           (13,325)
        Other assets                                                       162               (904)
        Accounts payable                                               112,606            903,750
        Accrued liabilities                                            (20,246)          (312,828)
        Deferred contract revenue                                         --             (117,743)
        Deferred gain                                                   (9,388)            (9,309)
                                                                   -----------        -----------
        Net cash used in operating activities                       (2,792,072)        (2,678,791)

INVESTING ACTIVITIES
    Additions to property, plant and equipment                        (714,594)          (239,600)
    Additions to patents and other intangible assets                   (89,652)          (133,603)
    Loans to officers and employees                                    (75,000)              --
    Loan repayments from employees                                        --                6,000
    Net (purchases) sales of securities available-for-sale           2,498,552         (1,341,840)
                                                                   -----------        -----------
        Net cash provided by (used in) investing activities          1,619,306         (1,709,043)

FINANCING ACTIVITIES
    Net proceeds from sale of preferred and common stock                36,189             (5,444)
    Proceeds from issuance of long-term debt                           411,238            194,061
    Principal payments on debt and capital lease obligations          (480,653)          (261,353)
                                                                   -----------        -----------
        Net cash used in financing activities                          (33,226)           (72,736)

Net decrease in cash and cash equivalents                           (1,205,992)        (4,460,570)
Cash and cash equivalents at beginning of period                     2,913,009          5,727,122
                                                                   -----------        -----------
Cash and cash equivalents at end of period                         $ 1,707,017        $ 1,266,552
                                                                   ===========        ===========

                                       5

                         RIBOZYME PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the three-month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's registration statement on Form SB-2, file no. 333-1908-D.

Note 2:  Net loss per share

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the Company's initial public offering on April 11, 1996, at prices below the public offer price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $10.00 per share). Furthermore, pursuant to Staff policy, common equivalent shares from convertible preferred shares that converted upon completion of the Company's initial public offering are included (using the if-converted method) even when antidilutive.

Had net loss per share been presented on the historical basis, average shares outstanding would have equaled 1,040,529 and 981,186, and net loss per share would have been $2.98 and $3.58 for the three months ended March 31, 1996 and 1995, respectively.

Note 3:  Public Offering

On April 17, 1996 the Company completed an initial public offering of 2,000,000 shares of its common stock to the public at a price of $10.00 per share. In addition, the Company granted the Underwriters an option to purchase up to 300,000 additional shares of common stock, which the Underwriters exercised in full. The proceeds to the Company from the sale of 2,300,000 shares, net of Underwriters discount of $1,610,000, totaled $21,390,000. Concurrent with the closing of this offering, Chiron Corporation ("Chiron") purchased from the Company 377,202 shares of common stock for an aggregate purchase price of $3,640,000, and paid the Company an additional $1,800,000 to complete the purchase of a warrant for 444,444 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         RPI was incorporated in January 1992 and has devoted substantially all of its resources since that time to develop ribozyme technology and products in human therapeutics, agricultural, animal health and diagnostic applications. The Company has incurred losses since inception and, as of March 31, 1996, had an accumulated deficit of $35.2 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses.

         The Company completed an initial public offering in April 1996 resulting in net proceeds of approximately $21.4 million. Concurrently with the closing of the offering, Chiron Corporation purchased common stock at an aggregate purchase price of $3.6 million and paid the Company an additional $1.8 million to complete the purchase of a warrant issued to Chiron upon the closing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996

         Collaborative agreement revenue increased 119% to $559,000 for the three month period ended March 31, 1996, from $256,000 for the corresponding period in 1995. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones. The increase in 1996 from the corresponding period in 1995 is the result of a one-time payment from Pharmacia Biotech in a collaboration on the development of improved synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides.

         Grant and other income decreased to $800 for the three months ended March 31, 1996, compared to $34,000 for the corresponding period in 1995. The decrease is due to the expiration of certain grant funding.

         Interest income decreased to $59,000 for the three months ended March 31, 1996 compared to $74,000 for the corresponding period in 1995. The decrease is due to lower average balances in the Company's cash and cash equivalents and marketable securities.

         Research and development expenses decreased 12% to $3.0 million for the three months ended March 31, 1996, compared to $3.4 million for the corresponding period in 1995. The decrease is attributable to large purchases of amidites made in the first quarter of 1995 in anticipation of manufacturing. Other expenses in research and development have increased slightly in the three month period ended March 31, 1996, compared to the corresponding period in 1995. The Company expects research and development expenses to continue to increase as it expands its research and development programs, including pre-clinical studies and clinical trials.

         General and administrative expenses increased 25% to $471,000 for the three months ended March 31, 1996, compared to $377,000 for the corresponding period in 1995. The increase in general and administrative expenses is primarily due to the hiring of additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts.

         Interest expense increased to $222,000 for the period ended March 31, 1996 compared to $88,000 for the period ended March 31, 1995. The increase is attributable to increased borrowings on capital lease obligations and long-term debt during 1995 which were used in part to fund the Company's expansion into its current laboratory facilities.

         The Company reported a net loss of $3.1 million or $0.95 per share for the three months ended March 31, 1996, compared to a net loss of $3.5 million and $1.26 per share, for the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private placements of preferred stock and funds received under the Company's collaborative agreements with Parke-Davis, DowElanco, Chiron and Pharmacia Biotech. From inception through March 31, 1996, the Company has received approximately $29.0 million in net proceeds from such private placements and approximately $14.5 from its collaborations.

         The Company's cash, cash equivalents and securities available-for-sale were $2.7 million at March 31, 1996, compared with $4.6 million at March 31, 1995. The $1.9 million decrease in cash, cash equivalents and securities available-for-sale was primarily the result of the following:

Net cash used in operating activities                              $(10,963,000)
Investment in equipment and leasehold improvement                    (3,818,000)
Additions to patents                                                   (572,000)
Addition to restricted cash                                            (710,000)
Borrowings under loan facilities                                      3,558,000
Payments under loan facilities and capital lease obligations         (1,715,000)
Net proceeds from sale of  stock and warrants                        12,373,000
Other, net                                                              (53,000)
                                                                   ------------
                                                                   $ (1,900,000)
                                                                   ============

         The Company invests its cash in interest-bearing high quality investment grade securities.

         Total additions for equipment and leasehold improvements for the three months ended March 31, 1996, were $715,000, which included $411,000 of additions financed through the Company's existing equipment loan facilities. As of March 31, 1996, the Company had approximately $1.6 million available for additional equipment under a loan agreement with Silicon Valley Bank. The facility commitment terminates on June 30, 1997.

         The Company estimates that its existing capital resources, the aggregate net proceeds of the public offering completed in April and the concurrent sale of common stock and warrant to Chiron and interest thereon, together with facility and equipment financing and expected revenues from its collaborative agreements, will be sufficient to fund its current and planned operations at least through the end of 1997. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time and, in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. Such capital may be raised through public or private financing, as well as collaborative relationships, borrowing and other available sources.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(i)   Amended and Restated Certificate of Incorporation*
                  3(ii)  Restated Bylaws*
                  11     Statement re:  computation of net loss per share
                  27     Financial Data Schedule
         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-QSB is filed.

- - ------
*Previously filed with the Company's Registration Statement on Form SB-2, file no. 333-1908-D.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RIBOZYME PHARMACEUTICALS, INC.

Dated:  May 15, 1996            By:  /s/ RALPH E. CHRISTOFFERSEN
                                     ----------------------------
                                      Ralph E. Christoffersen
                                      President and Chief
                                      Executive Officer

Dated:  May 15, 1996            By:  /s/ LAWRENCE E. BULLOCK
                                     ----------------------------
                                      Lawrence E. Bullock
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and
                                       Principle Accounting Officer)

                                 Exhibit Index

Exhibit                       Exhibit
  No.                        Description
- - ------                       --------------
 3(i)        Amended and Restated Certificate of Incorporation*
 3(ii)       Restated Bylaws*
 11          Statement re:  computation of net loss per share
 27          Financial Data Schedule

_____
* Previously filed with the Company's Registration Statement on Form SB-2, File No. 333-1908-D.