Form 10QSB
period 1996-06-30
RIBOZYME PHARMACEUTICALS INC
filed 1996-08-14
CIK 892112

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ----------------

                                  FORM 10-QSB



 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       or

 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                    For the transition period from       to

                              ----------------

                        Commission file number  0-27914


                         RIBOZYME PHARMACEUTICALS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                              ----------------

                Delaware                              34-1697351
                --------                              ----------
        (State of incorporation)         (I.R.S. Employer Identification No.)


                             2950 Wilderness Place
                            Boulder, Colorado  80301
                    (Address of principal executive offices)

                Registrant's telephone number:  (303) 449-6500

                              ----------------

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 9, 1996 was 6,856,054.

                         RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB

PART 1 - FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
Item 1.  Financial Statements

         Condensed Balance Sheet - June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Condensed Statements of Operations - Three and Six Months Ended
         June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Condensed Statements of Cash Flows - Three and Six Months Ended
         June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . 8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                      June 30,
ASSETS                                                                  1996
                                                                    ------------
Current assets
  Cash and cash equivalents                                         $ 21,088,945
  Securities available-for-sale                                        4,541,659
  Restricted cash                                                        301,723
  Accounts receivable                                                      5,391
  Notes receivable, employees                                            137,883
  Prepaid expenses and other                                             287,993
                                                                    ------------
Total current assets                                                  26,363,594

Equipment and leasehold improvements at cost, net of accumulated
  depreciation and amortization                                        4,729,558
Restricted cash                                                          143,802
Notes receivable, other                                                  197,398
Deferred patents, net                                                  1,756,884
Other assets, net                                                        154,327
                                                                    ------------
 Total assets                                                       $ 33,345,563
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, trade                                           $    456,091
  Accrued liabilities                                                  1,826,188
  Current portion of long-term debt and capital lease obligations      1,803,437
                                                                    ------------
 Total current liabilities                                             4,085,716

Long-term debt and capital lease obligations                           2,647,454
Deferred gain                                                             16,115

Stockholders' equity
  Common stock                                                            68,295
  Additional paid-in capital                                          66,981,616
  Deferred compensation                                                 (163,989)
  Accumulated deficit                                                (40,289,644)
                                                                    ------------
Total stockholders' equity                                            26,596,278
                                                                    ------------
Total liabilities and stockholders' equity                          $ 33,345,563
                                                                    ============


See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         Three Months Ended            Six Months Ended
                                              June 30,                      June 30,
                                    --------------------------    --------------------------
                                        1996            1995          1996           1995
                                    -----------    -----------    -----------    -----------
Revenues:
   Collaborative agreements         $   200,000    $   305,827    $   759,122    $   561,651
   Grant and other income                34,968          3,380         68,859
   Interest income                      289,024         61,677        348,072        135,774
                                    -----------    -----------    -----------    -----------
            Total revenues              491,604        402,472      1,110,574        766,284
                                    -----------    -----------    -----------    -----------
Expenses:
   Research and development           4,636,894      2,806,022      7,665,998      6,220,987
   General and administrative           680,879        292,371      1,151,477        669,770
   Interest expense                     227,502        109,263        449,196        196,993
                                    -----------    -----------    -----------    -----------
            Total expenses            5,545,275      3,207,656      9,266,671      7,087,750
                                    -----------    -----------    -----------    -----------
Net loss                            $(5,053,671)   $(2,805,184)   $(8,156,097)   $(6,321,466)
                                    ===========    ===========    ===========    ===========
Net loss per share                  $     (0.82)   $     (0.99)   $     (1.72)   $     (2.26)
                                    ===========    ===========    ===========    ===========
Shares used in computing net loss
per share                             6,189,011      2,838,475      4,730,750      2,797,608
                                    ===========    ===========    ===========    ===========



See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                    Six Months Ended
                                                                         June 30,
                                                              ----------------------------
                                                                  1996            1995
                                                              ------------    ------------
OPERATING ACTIVITIES
Net loss                                                      $ (8,156,097)   $ (6,321,466)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                   854,900         638,274
   Compensation for forgiveness of notes
     receivable-related parties                                     92,466          50,000
   Compensation related to stock                                   188,100               0
   Loss on sale of securities                                       13,140               0
   Changes in assets and liabilities:
     Accounts receivable                                            12,669          28,711
     Prepaid expenses and other                                   (130,159)        (35,828)
     Other assets                                                  (22,685)        (19,741)
     Accounts payable                                              (92,946)        560,637
     Accrued liabilities                                         1,739,798        (347,951)
     Deferred contract revenue                                           0        (117,743)
     Deferred gain                                                 (16,530)        (18,618)
                                                              ------------    ------------
     Net cash used in operating activities                      (5,517,344)     (5,583,725)

INVESTING ACTIVITIES
   Additions to property, plant and equipment                   (1,044,510)     (1,042,103)
   Additions to patents and other intangible assets               (284,315)       (373,347)
   Loans to officers and employees                                (155,417)              0
   Transfer of restricted cash                                     764,405               0
   Loan repayments from employees                                        0           6,000
   Net purchases of securities available-for-sale               (1,065,865)     (1,931,955)
                                                              ------------    ------------
     Net cash used in investing activities                      (1,785,702)     (3,341,405)

FINANCING ACTIVITIES
   Net proceeds from sale of preferred and common stock         26,104,605      11,427,181
   Proceeds from issuance of long-term debt                        411,238       1,542,077
   Principal payments on debt and capital lease obligations     (1,036,861)       (670,547)
                                                              ------------    ------------
     Net cash provided by financing activities                  25,478,982      12,298,711

Net increase in cash and cash equivalents                       18,175,936       3,373,581
Cash and cash equivalents at beginning of period                 2,913,009       5,727,122
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $ 21,088,945    $  9,100,703
                                                              ============    ============

See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's registration statement on Form SB-2, file no. 333-1908-D.

Note 2:  Net loss per share

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the Company's initial public offering in April 1996 at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $10.00 per share). Furthermore, pursuant to Staff policy, common equivalent shares from convertible preferred shares that converted upon completion of the Company's initial public offering are included (using the if-converted method) even when antidilutive.

Had net loss per share been presented on the historical basis, average shares outstanding would have equaled 5,796,578 and 3,418,554 for the three and six months ended June 30, 1996, and net loss per share would have been $0.87 and $2.38, respectively.

Note 3:  Public Offering

In April 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock to the public at a price of $10.00 per share. In addition, the Company granted the Underwriters an option to purchase up to 300,000 additional shares of common stock, which the Underwriters exercised in full. The proceeds to the Company from the sale of 2,300,000 shares, net of Underwriters discount of $1,610,000, totaled $21,390,000. Concurrent with the closing of this offering, Chiron Corporation ("Chiron") purchased from the Company 377,202 shares of common stock for an aggregate purchase price of $3,640,000, and paid the Company an additional $1,800,000 to complete the purchase of a warrant for 444,444 shares of common stock.

Note 4:  Collaboration with Chiron Corporation regarding gene function

On May 13, 1996 the Company entered into a collaborative agreement with Chiron regarding the use of ribozymes to determine gene function. The agreement gives Chiron the right to develop and commercialize products that result from the collaboration, and entitles RPI to receive product development milestone payments and royalties on sales of any such commercial products. Chiron and RPI will each pay a portion of the research and development expenses of the collaboration, and the Company has agreed to pay Chiron $1.8 million in 1996 for research funding related to the collaboration.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         RPI was incorporated in January 1992 and has devoted substantially all of its resources since that time to develop ribozyme technology and products in human therapeutics, agricultural, animal health and diagnostic applications. The Company has incurred losses since inception and, as of June 30, 1996, had an accumulated deficit of $40.3 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses.

         The Company completed an initial public offering in April 1996 resulting in net proceeds of approximately $21.4 million. Concurrently with the closing of the offering, Chiron purchased common stock at an aggregate purchase price of $3.6 million and paid the Company an additional $1.8 million to complete the purchase of a warrant issued to Chiron upon the closing.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1996 and 1995

         Collaborative revenues decreased to $200,000 for the three month period ended June 30, 1996, from $306,000 for the corresponding period in 1995. However, these revenues increased 35% to $759,000 for the six months ended June 30, 1996, from $562,000 for the corresponding period in 1995, primarily due to a one-time payment in the first quarter from Pharmacia Biotech in a collaboration on the development of improved synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

         Grant and other income decreased to $2,600 and $3,400 for the three and six months ended June 30, 1996, respectively, from $35,000 and $69,000 for the corresponding periods in 1995. The decreases are primarily due to the expiration of a certain grant funding.

         Interest income increased to $289,000 and $348,000 for the three and six months ended June 30, 1996, respectively, compared to $62,000 and $136,000 for the corresponding periods in 1995. The increases are due to higher average balances in the Company's cash and cash equivalents and securities available-for-sale as a result of the public offering in April.

         Research and development expenses increased to $4.6 million and $7.7 million for the three and six months ended June 30, 1996, compared to $2.8 million and $6.3 million for the corresponding periods in 1995. The increase is primarily due to the $1.8 million research funding expense related to the Chiron gene function determination agreement which became effective in May. The Company expects research and development expenses to continue to increase as it expands its research and development programs, including pre-clinical studies and clinical trials.

         General and administrative expenses increased to $681,000 and $1.2 million for the three and six months ended June 30, 1996, respectively, compared to $292,000 and $670,000 for the corresponding periods in 1995. The increase in general and administrative expenses is primarily due to one time cash and stock bonus payments made to the Company's Chief Executive Officer in connection with the public offering, as well as the hiring of additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts.

         Interest expense increased to $228,000 and $449,000 for the three and six months ended June 30, 1996, respectively, compared to $109,000 and $197,000 for the corresponding periods in 1995. The increase is attributable to increased borrowings on long-term debt during the last half of 1995 which were used in part to fund the Company's expansion into its current laboratory facilities.

         The Company reported a net loss of $5.1 million and $8.2 million, or $0.82 and $1.72 per share, for the three and six months ended June 30, 1996, respectively, compared to a net loss of $2.8 million and $6.3 million, or $0.99 and $2.26 per share, for the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and securities available-for-sale were $25.6 million at June 30, 1996, compared with $13.6 million at June 30, 1995. The $12 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of the following:

Net cash used in operating activities                                  $(10,783,000)
Investment in equipment and leasehold improvement                        (3,345,000)
Additions to patents                                                       (527,000)
Transfer of restricted cash                                                 764,000
Borrowings under loan facilities                                          2,210,000
Payments under loan facilities and capital lease obligations               (825,000)
Net proceeds from sale of  stock and warrants                            27,020,000
Other, net                                                               (2,514,000)
                                                                       ------------
                              Total                                    $ 12,000,000
                                                                       ============

         The Company invests its cash in interest-bearing high quality investment grade securities.

         Total additions for equipment and leasehold improvements for the six months ended June 30, 1996, were $1,045,000, including $411,000 of additions financed through the Company's existing equipment loan facilities. As of June 30, 1996, the Company had approximately $1.6 million available for additional equipment under a loan agreement with a commercial bank. The facility commitment terminates on June 30, 1997.

         The Company estimates that its existing capital resources, the aggregate net proceeds of the public offering completed in April and the concurrent sale of common stock and warrant to Chiron and interest thereon, together with facility and equipment financing and expected revenues from its collaborative agreements, will be sufficient to fund its current and planned operations at least through the end of 1997. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time and, in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. Such additional capital may be raised through public or private financing, as well as collaborative relationships, borrowing and other available sources.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 3(i)   Amended and Restated Certificate of Incorporation*
                 3(ii)  Restated Bylaws*
                 10.1   Employment agreement, dated May 2, 1996, between
                        Registrant and Nassim Usman
                 10.2   Collaboration agreement, dated May 13, 1996, between
                        the Registrant and Chiron Corporation.
                 11     Statement re: computation of net loss per share.
                 27     Financial Data Schedule
         (b)     Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-QSB is filed.


- ----------------
* Previously filed with the Company's Registration Statement on Form SB-2, file no. 333-1908-D.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIBOZYME PHARMACEUTICALS, INC.

Dated:    August 14, 1996              By:  /s/ RALPH E. CHRISTOFFERSEN
          ---------------                  ----------------------------
                                            Ralph E. Christoffersen
                                            President and Chief
                                            Executive Officer

Dated:    August 14, 1996              By:  /s/ LAWRENCE E. BULLOCK
          ---------------                   -----------------------
                                            Lawrence E. Bullock
                                            Vice President and Chief Financial
                                            Officer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                 Exhibit Index


    Exhibit                         Exhibit
      No.                         Description
      ---                         -----------
   3(i)        Amended and Restated Certificate of Incorporation*
   3(ii)       Restated Bylaws*
   10.1        Employment agreement, dated May 2, 1996, between Registrant and Nassim Usman
   10.2        Collaboration agreement, dated May 13, 1996, between the Registrant and Chiron Corporation.
   11          Statement re: computation of net loss per share.
   27          Financial Data Schedule

- -----------
* Previously filed with the Company's Registration Statement on Form SB-2, File No. 333-1908-D.