Form 10QSB
period 1996-09-30
RIBOZYME PHARMACEUTICALS INC
filed 1996-11-13
CIK 892112

================================================================================


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                 FORM 10-QSB



  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
              For the quarterly period ended September 30, 1996

                                     or

  [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
                   For the transition period from       to

                             -------------------

                       Commission file number  0-27914


                       RIBOZYME PHARMACEUTICALS, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                             -------------------



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

                             -------------------

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 1, 1996 was 6,916,004.


================================================================================

                        RIBOZYME PHARMACEUTICALS, INC.
                             INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION                                               PAGE
                                                                             ----
Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheet - September 30, 1996 . . . . . . . . . . . .  3
         Condensed Statements of Operations - Three and Nine Months Ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .    4

         Condensed Statements of Cash Flows - Three and Nine Months Ended
         September 30, 1996 and 1995 . . . . . .  . . . . . . . . . . . . . .  5

         Notes to Condensed Financial Statements  . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . 7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                                  September 30,
                                                                                       1996
                                                                                ---------------
ASSETS
Current assets
  Cash and cash equivalents                                                     $    17,452,323
  Securities available-for-sale                                                       4,540,219
  Restricted cash                                                                       289,339
  Accounts receivable                                                                     2,502
  Notes receivable, employees                                                           137,341
  Prepaid expenses and other                                                            216,858
                                                                                ---------------
Total current assets                                                                 22,638,582

Equipment and leasehold improvements at cost, net of accumulated
  depreciation and amortization                                                       4,535,199
Restricted cash                                                                          82,765
Notes receivable, employees, long-term                                                  197,398
Deferred patents, net                                                                 1,874,638
Other assets, net                                                                       163,560
                                                                                ---------------
Total assets                                                                    $    29,492,142
                                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, trade                                                       $       571,646
  Accrued liabilities                                                                   949,188
  Current portion of long-term debt and capital lease obligations                     1,809,616
                                                                                ---------------
Total current liabilities                                                             3,330,450

Long-term debt and capital lease obligations                                          2,545,553
Deferred gain                                                                             8,894

Stockholders' equity
  Common stock                                                                           68,923
  Additional paid-in capital                                                         67,034,745
  Deferred compensation and other                                                      (178,208)
  Accumulated deficit                                                               (43,318,215)
                                                                                ---------------
Total stockholders' equity                                                           23,607,245

                                                                                ---------------
Total liabilities and stockholders' equity                                      $    29,492,142
                                                                                ---------------


See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.

                      CONDENSED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                Three Months Ended                      Nine Months Ended
                                                  September 30,                           September 30,
                                       --------------------------------    -------------------------------------
                                              1996             1995               1996                 1995
                                       --------------    --------------    ----------------      ---------------
Revenues:
   Collaborative agreements            $            -    $      306,772    $        759,122      $       868,423
   Grant and other income                       7,222            25,501              10,602               94,360
   Interest income                            303,575           151,950             651,647              287,724
                                       --------------    --------------    ----------------      ---------------
          Total revenues                      310,797           484,223           1,421,371            1,250,507
                                       --------------    --------------    ----------------      ---------------

Expenses:
   Research and development                 2,842,143         2,520,667          10,508,141            8,741,654
   General and administrative                 312,024           315,880           1,463,501              985,650
   Interest expense                           203,497           119,953             652,693              316,946
                                       --------------    --------------    ----------------      ---------------
          Total expenses                    3,357,664         2,956,500          12,624,335           10,044,250
                                       --------------    --------------    ----------------      ---------------

Net loss                               $   (3,046,867)   $   (2,472,277)   $    (11,202,964)     $    (8,793,743)
                                       ==============    ==============    ================      ===============

Net loss and pro forma net loss
per share                              $        (0.44)   $        (0.76)   $          (2.06)     $         (2.44)
                                       ==============    ==============    ================      ===============

Shares used in computing net loss
and pro forma net loss per share            6,867,078         3,268,917           5,434,711            3,599,712
                                       ==============    ==============    ================      ===============

See note 2


See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                       --------------------------------
                                                                            1996               1995
                                                                       --------------     -------------

OPERATING ACTIVITIES
Net loss                                                               $  (11,202,964)    $  (8,793,743)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                            1,285,032           959,069
   Compensation for forgiveness of notes
     receivable-related parties                                                92,466            50,000
   Compensation related to stock                                              188,100                 -
   Loss on sale of securities                                                  13,140                 -
   Loss on sale of equipment                                                        -             2,022
   Changes in operating assets and liabilities:
     Accounts receivable                                                       15,558          (105,215)
     Prepaid expenses and other                                               (60,486)          (65,708)
     Other assets                                                             (32,686)           (2,337)
     Accounts payable                                                          22,608            82,516
     Accrued liabilities                                                      862,798          (329,951)
     Deferred contract revenue                                                      -          (117,743)
     Deferred gain                                                            (23,751)          (27,928)
                                                                       --------------     -------------
     Net cash used in operating activities                                 (8,840,185)       (8,349,018)


INVESTING ACTIVITIES
   Additions to property, plant and equipment, net                         (1,263,689)       (2,121,616)
   Additions to patents and other intangible assets, net                     (416,433)         (503,629)
   Proceeds from sale of equipment                                                  -             2,800
   Net purchases of securities available-for-sale                          (1,060,345)       (3,850,481)
   Transfer of restricted cash                                                837,826          (709,930)
   Loans to officers and employees                                           (154,875)          (55,000)
   Loan repayments from employees                                                   -             6,000
                                                                       --------------     -------------
     Net cash used in investing activities                                 (2,057,516)       (7,231,856)


FINANCING ACTIVITIES

   Net proceeds from sale of preferred and common stock                    26,158,361        11,387,544
   Proceeds from issuance of long-term debt                                   859,160         2,689,842
   Principal payments on long-term debt and capital lease
     obligations                                                           (1,580,505)       (1,102,382)
                                                                       --------------     -------------
     Net cash provided by financing activities                             25,437,016        12,975,004

Net increase (decrease) in cash and cash equivalents                       14,539,315        (2,605,870)
Cash and cash equivalents at beginning of period                            2,913,008         5,727,122
                                                                       --------------     -------------
Cash and cash equivalents at end of period                             $   17,452,323     $   3,121,252
                                                                       ==============     =============


See notes to condensed financial statements

                       RIBOZYME PHARMACEUTICALS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                             September 30, 1996
                                 (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's registration statement on Form SB-2, file no. 333-1908-D.

Note 2:  Net loss and pro forma net loss per share

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

Had net loss per share been presented on the historical basis, average shares outstanding would have equaled 4,559,914 for the nine months ended September 30, 1996, and net loss per share would have been $2.46.

Note 3:  September 23, 1996 Subscription Agreement

On September 23, 1996 a Subscription Agreement was entered into by the Company and University Research Corporation ("URC"). Pursuant to the terms of the Subscription Agreement, URC agreed to eliminate a .5% royalty payment to be made by the Company for future product sales in exchange for URC receiving 22,500 shares of the Company's Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

   RPI was incorporated in January 1992 and has devoted substantially all of its resources since that time to develop ribozyme technology and products in human therapeutics, agricultural, and diagnostic applications. The Company has incurred losses since inception and, as of September 30, 1996, had an accumulated deficit of $43.3 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses.

   The Company completed an initial public offering in April 1996 resulting in net proceeds of approximately $21.4 million. Concurrently with the closing of the offering, Chiron Corporation ("Chiron") purchased common stock at an aggregate purchase price of $3.6 million and paid the Company an additional $1.8 million to complete the purchase of a warrant issued to Chiron upon the closing.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 and 1995

   There were no collaborative revenues received for the three-month period ended September 30, 1996, compared to $307,000 for the corresponding period in 1995. For the nine months ended September 30, 1996, these revenues are down 13%
to $759,000 from $868,000 for the corresponding period in 1995.   Collaborative
revenues for 1996 include a one-time payment in the first quarter from Pharmacia Biotech related to an agreement on the development of improved synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

   Grant and other income decreased to $7,000 and $11,000 for the three and nine months ended September 30, 1996, respectively, from $26,000 and $94,000 for the corresponding periods in 1995. The decreases are primarily due to successful completion of a research feasibility study.

   Interest income increased to $304,000 and $652,000 for the three and nine months ended September 30, 1996, respectively, compared to $152,000 and $288,000 for the corresponding periods in 1995. The increases are due to higher average balances in the Company's cash and cash equivalents and securities available-for-sale as a result of the public offering in April 1996.

   Research and development expenses increased 12% to $2.8 million and 21% to $10.5 million for the three and nine months ended September 30, 1996, compared to $2.5 million and $8.7 million for the corresponding periods in 1995. These increases are primarily due to a one time $1.8 million research funding expense related to initiation of the Chiron gene function determination agreement which became effective in May 1996. The Company expects research and development expenses to continue to increase as it expands its research and development programs, including pre-clinical studies and clinical trials.

   General and administrative expenses remained steady at $312,000 for the three months ended September 30, 1996, compared to $316,000 for the corresponding period in 1995. For the nine months ended September 30, general and administrative expenses increased 52% to $1.5 million in 1996, compared to $986,000 for the corresponding period in 1995. The increase in general and administrative expenses is primarily due to one time cash and stock bonus payments made to the Company's Executive Officers in connection with the public offering, as well as the hiring of additional management and administrative personnel and the increased legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts following the public offering.

   Interest expense increased to $203,000 and $653,000 for the three and nine months ended September 30, 1996, respectively, compared to $120,000 and $317,000 for the corresponding periods in 1995. The increase is attributable to increased borrowings on long-term debt during the last half of 1995 which were used in part to fund the Company's expansion into its current laboratory facilities.

   The Company reported a net loss of $3.0 million and $11.2 million, or $0.44 and $2.06 per share, for the three and nine months ended September 30, 1996, respectively, compared to a net loss of $2.5 million and $8.8 million, or $0.76 and $2.44 per share, for the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash, cash equivalents and securities available-for-sale were $22.0 million at September 30, 1996, compared with $10.2 million at September 30, 1995. The $11.8 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of the following:

Net cash used in operating activities                                                       $(11,341,000)
Investment in equipment and leasehold improvement                                             (2,485,000)
Additions to patents                                                                            (529,000)
Borrowings under loan facilities                                                               1,511,000
Payments under loan facilities and capital lease obligations                                  (1,974,000)
Net proceeds from sale of  stock and warrants                                                 27,113,000
Other, net                                                                                      (495,000)
                                                                                            ------------
                   Total                                                                    $ 11,800,000
                                                                                            ------------

   The Company invests its cash in interest-bearing high quality investment grade securities.

   Total additions for equipment and leasehold improvements for the nine months ended September 30, 1996, were $1,264,000, including $859,000 of additions financed through the Company's existing equipment loan agreements. As of September 30, 1996, the Company had approximately $1.2 million available for additional equipment under a loan agreement with a commercial bank. The loan commitment terminates on June 30, 1997.

   The Company estimates that its existing capital resources, which include the aggregate net proceeds of the public offering completed in April 1996 and the concurrent sale of common stock and a warrant to Chiron and interest thereon, together with facility and equipment financing and expected revenues from its collaborative agreements, will be sufficient to fund its current and planned operations at least through the end of 1997. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time and, in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. Such additional capital may be raised through public or private financing, as well as collaborative relationships, borrowing and other available sources.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)     Exhibits

                 3(i)   Amended and Restated Certificate of Incorporation*
                 3(ii)  Restated Bylaws*
                 11     Statement re:  Computation of net loss and proforma
                        net loss per share.
                 27     Financial Data Schedule

         (b)     Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-QSB is filed.



------
* Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D.

                                  SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RIBOZYME PHARMACEUTICALS, INC.



Dated:    November 11, 1996              By: /s/ RALPH E. CHRISTOFFERSEN
          -----------------                  ----------------------------
                                             Ralph E. Christoffersen
                                             President and Chief
                                             Executive Officer


Dated:    November 11, 1996              By: /s/ LAWRENCE E. BULLOCK
          -----------------                  -----------------------
                                             Lawrence E. Bullock
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                Exhibit Index


   Exhibit                                      Exhibit
     No.                                        Description
     ---                                        -----------
   3(i)        Amended and Restated Certificate of Incorporation*
   3(ii)       Restated Bylaws*
   11          Statement re:  Computation of net loss and pro forma net loss per share.
   27          Financial Data Schedule

------
* Incorporated by reference from the Company's Registration Statement on Form SB-2, File No. 333-1908-D.