Form 10QSB/A
period 1996-09-30
RIBOZYME PHARMACEUTICALS INC
filed 1996-11-26
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                 FORM 10-QSB/A



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


                                 -------------
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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 22, 1996 was 6,918,070.

PART I - FINANCIAL INFORMATION

The Registrant's Form 10-QSB for the quarterly period ended June 30, 1996, filed on August 14, 1996, File No. 0-27914, is hereby incorporated by reference in its entirety.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(i)    Amended and Restated Certificate of Incorporation (1)
                  3(ii)   Restated Bylaws (1)
                  10.1    Employment agreement, dated May 2, 1996, between
                          Registrant and Nassim Usman (2)
                  10.2    Collaboration agreement, dated May 13, 1996, between
                          the Registrant and Chiron Corporation.
                  11      Statement re:  computation of net loss per share. (2)
                  27      Financial Data Schedule (2)
         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-QSB is filed.



------
(1) Previously filed with the Company's Registration Statement on Form SB-2, file no. 333-1908-D.

(2) Previously filed with the Company's Form 10-QSB, File No. 0-27914, for the quarterly period ended June 30, 1996

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RIBOZYME PHARMACEUTICALS, INC.

Dated:    November 22, 1996       By: /s/ RALPH E. CHRISTOFFERSEN
          -----------------           ----------------------------
                                      Ralph E. Christoffersen
                                      President and Chief
                                      Executive Officer

Dated:    November 22, 1996       By: /s/ LAWRENCE E. BULLOCK
          -----------------           -----------------------
                                      Lawrence E. Bullock
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                 Exhibit Index


    Exhibit                              Exhibit
      No.                              Description
      --                               -----------
   3(i)          Amended and Restated Certificate of Incorporation (1)
   3(ii)         Restated Bylaws (1)
   10.1          Employment agreement, dated May 2, 1996, between Registrant and
                 Nassim Usman (2)
   10.2          Collaboration agreement, dated May 13, 1996, between the
                 Registrant and Chiron Corporation.
   11            Statement re:  computation of net loss per share. (2)
   27            Financial Data Schedule (2)

-----
(1) Previously filed with the Company's Registration Statement on Form SB-2, File No. 333-1908-D.

(2) Previously filed with the Company's Form 10-QSB, File No. 0-27914, for the quarterly period ended June 30, 1996.