Form 10KSB
period 1996-12-31
RIBOZYME PHARMACEUTICALS INC
filed 1997-03-31
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

                                 -----------

                                   (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       or

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from       to

                                 -----------

                        Commission file number  0-27914


                         RIBOZYME PHARMACEUTICALS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                                 -----------

          DELAWARE                                       34-1697351
          --------                                       ----------
  (State of incorporation)                  (I.R.S. Employer Identification No.)

                             2950 WILDERNESS PLACE
                            BOULDER, COLORADO  80301
                    (Address of principal executive offices)

                  Company's telephone number:  (303) 449-6500

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT::

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

         Check whether the issuer (1) filed all reports required to be filed by
Section 15 or 15(d) of the Exchange Act during the past 12 months (or for such period that the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  Issuer's revenues for fiscal year ending December 31, 1996 were $1,709,500.

  The aggregate market value of the voting stock held by non-affiliates of the Company, as of March 24, 1997, was approximately $23,790,200.

  The number of shares of the Company's common stock, par value $.01 per share, outstanding as of March 24, 1997, was 6,960,130

                    DOCUMENTS INCORPORATED BY REFERENCE:

        DOCUMENT                                 PART(S) INTO WHICH INCORPORATED
        --------                                 -------------------------------
Proxy Statement to be used in connection with               Part III
the Annual meeting of Part III of Stockholders to be held May 22, 1997 (the "Proxy Statement"), to be filed with the Commission prior to April
30, 1997, pursuant to Regulation 144 of the General Rules and Regulations of the Commission is incorporated by reference herein.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Ribozyme Pharmaceuticals, Inc. ("RPI" or the "Company") was founded to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and functional genomics, that is the identification of gene function and target validation. The Company's technology is based on Professor Thomas R. Cech's discovery of "ribozymes," for which he shared a Nobel Prize in 1989. Ribozymes are a form of ribonucleic acid ("RNA") that have the ability to selectively inhibit protein production. Because many disease states are the result of abnormal protein production, ribozymes are potentially applicable to a wide range of human diseases. RPI believes that its ribozyme technology may provide a new paradigm for drug design and disease treatment and may be a significant tool for the identification of gene function. The Company has entered into collaborations with Chiron Corporation ("Chiron") and Parke-Davis Division of Warner-Lambert Company ("Parke-Davis") to develop ribozyme products for specific therapeutic targets in human health, a second collaboration with Chiron in the functional genomics area, with ALZA Corporation ("ALZA") for drug delivery technology, with IntelliGene, Ltd. ("IntelliGene") for development of diagnostics using ribozymes, with Pharmacia Biotech, AB ("Pharmacia Biotech") on the production-scale synthesis of RNA and chimeric oligonucleotides, with Protogene Laboratories ("Protogene") for certain chemistry applications and development of automated array synthesis of oligonucleotides, and with DowElanco Corporation ("DowElanco") for certain agricultural applications.

         The Company believes that its proprietary ribozyme technology platform has the potential to address many of the issues associated with traditional drug discovery and development. Ribozymes perform functions that are different from those performed by ordinary RNA, in that after binding selectively to their specific messenger RNA ("mRNA") target, ribozymes act catalytically to cut, or cleave, the target mRNA molecule whereupon the mRNA is destroyed. Once the mRNA target is destroyed, the particular protein for which the mRNA molecule carries information will not be produced, indicating that ribozymes may be broadly applicable to the control of protein production or gene expression. In general, the vast majority of diseases involve over expression of proteins or RNA viruses. In addition, ribozymes can be designed to select for a single specific target genetic sequence. The Company believes this highly selective mechanism of action has the potential to minimize the side effects of its therapeutic products. Also, because ribozymes are not consumed in the act of cleaving the target mRNA, a single ribozyme may cleave multiple targets, thus potentially leading to lower ribozyme dosing requirements.

         In addition to using ribozymes to develop therapeutic products, RPI believes that its ribozyme technology is a platform for functional genomics and thus may be used as a drug discovery tool to characterize the function of potential targets. Since ribozymes can be designed to select a single target genetic sequence, ribozymes may be used to identify the function of that sequence. For example, if several target genetic sequences are identified as potential causes of a disease, then the Company believes that its ribozyme technology can be used to determine which one or combination of genes is causative. By synthesizing ribozymes against each of the target genetic sequences and testing the effect of those ribozymes in vitro or in animals, the highly selective action of ribozymes can identify whether the target genetic sequence is causative or not. In addition, this process may also solve another major drug discovery problem in that the ribozyme which inhibits the gene may become the lead therapeutic agent for further refinement and development. Combinations of ribozymes may also be used to test whether multiple genes are required to cause disease. Alternatively, a genetic sequence of unknown function may be characterized using ribozyme inhibition in a collection of cell culture assays that represent a broad range of biological functions. As a result, links between gene dysfunction and disease can be validated. During 1996 the Company entered into a collaboration with Chiron to use the Company's ribozyme technology to determine the function of selected genes and gene sequences.

         Furthermore, the unique features of ribozymes may be able to create diagnostic tests with high specificity and sensitivity characteristic of amplified gene probe tests, simplified sample preparation and short turnaround time. In March 1997, the Company granted IntelliGene a worldwide exclusive license to develop and sell diagnostics for several target diseases using ribozymes in amplified nucleic acid formats.

         RPI's business strategy is to develop human therapeutics and to exploit its ribozyme technology as a platform tool for functional genomics, as well as to license its technology to capitalize on opportunities in diagnostics, agriculture and animal health. The Company plans to develop therapeutic products through both internal programs and collaborations with corporate partners. The Company is working with Chiron on the development of human therapeutic products based on ribozyme targeting of five specific targets having potential therapeutic application to HIV, ocular disease, oncology, tumor angiogenesis and restenosis. In addition, RPI is working with Parke-Davis on a product for the treatment of osteoarthritis. The Company completed an initial regulatory submission for a physician-sponsored Phase I/IIa clinical trial for HIV during 1996, and announced initiation of the trials in March 1997.

         RPI believes that its patents and proprietary technology provide a significant competitive advantage in the field of ribozymes. At the core of RPI's technology are inventions and patents of Dr. Cech and various of his associates. RPI believes that licenses to these patents and other patents owned by RPI grant the Company the exclusive right to control the manufacture, use and sale of ribozymes and any products that incorporate ribozymes.

BACKGROUND

         Many disease states are characterized by abnormal production of gene products such as proteins. The abnormality may be due to a defective gene or to over-production of a protein by a "normal" gene. Such abnormal or excessive production of protein may have direct effects on cells within the body or may initiate a cascade of events involving other proteins within the body, thereby producing disease.

         Production of proteins from genes, called protein "expression," involves two steps. First, the information from the DNA of the gene is "transcribed" to mRNA. The second step involves "translation" of the mRNA and its information into a protein. This process by which genetic information is "expressed" in the form of a protein is highly selective; production of a particular protein requires its own specific DNA and mRNA molecules.

DRUG DISCOVERY

         Traditional drug discovery and development is difficult, time consuming and extremely costly. Historically, diseases have been treated using therapeutic agents, or drugs, based on clinical observation of symptoms which were correlated with abnormal physiological processes and, where possible, biochemical changes. Most drugs are chemicals designed to inhibit or induce the function of the target molecule with as few unwanted side effects as possible. These drugs generally have been discovered through a complex, lengthy and expensive process of elimination. The process begins by selecting a possible target (usually a protein), developing a screening assay, chemically synthesizing large numbers of different molecules which are tested in cell cultures and in animal models for their effect on the target, using those results to narrow the number of molecules down to a few possible lead molecules, and then refining the lead molecules through additional chemical synthesis and testing, including testing in humans. Unfortunately, drugs produced from this process are typically molecules whose desired effect on the target is accompanied by undesirable side effects on non-targeted molecules, also referred to as a "toxicity" or "lack of selectivity," which can limit effective use of the drug.

         Pharmaceutical companies are under intense pressure to find alternatives to traditional drug discovery and development in an effort to identify and commercialize novel drugs more quickly and cost effectively and with fewer side effects. The Company also believes that pricing pressures from managed care organizations, governmental agencies and third party payers, coupled with the proliferation of technologies that offer revolutionary approaches to drug design and development, are causing major shifts in the paradigms of drug discovery and development.

ADVANTAGES OF RIBOZYMES

         The Company believes that ribozymes may offer certain advantages over other therapeutic approaches for the treatment of diseases.

         Potential Broad Applicability. Some genes and their corresponding RNA or proteins have already been identified as having causative roles in human disease pathology, animal health, and agriculture. In addition, identification of new genes is rapidly increasing in both the public and private sector, and it is expected that all of the genes which comprise the human genome will be identified within the current decade. Once a gene has been sequenced, ribozymes can be designed to inhibit the production of a protein from the associated mRNA. Therefore, all diseases for which a causative protein or gene target can be identified present a potential application for the Company's ribozyme technology. The Company believes that its ribozyme technology is an important bridge between the growing body of knowledge of the human genome and the development of human therapeutics.

         High Selectivity. The mechanism by which traditional drugs act on a target gene or protein often is not well understood. Consequently, side effect profiles of such drugs are difficult to predict and characterize. Other therapeutic approaches may result in interactions with non-targeted molecules that cause unintended side effects. The Company believes these side effects may be reduced or avoided with ribozymes because of their selectivity in binding and cleaving the target mRNA. The Company believes that ribozymes may be constructed with a nucleotide binding sequence that will match only one corresponding target mRNA, and the target mRNA sequence is expected to appear, on a statistical basis, only once in the entire human genome.

         Catalytic Action. Since ribozymes act catalytically, they are not consumed in the act of cleaving the target mRNA. Therefore, a single ribozyme may cleave multiple target mRNA molecules. The Company believes that dosage requirements for ribozymes may be lower than traditional pharmaceuticals due to their catalytic activity.

         Target is Destroyed. Instead of temporarily preventing expression of a target gene, ribozymes cut the target mRNA into fragments, which are subsequently degraded by cellular nucleases. Since the target mRNA is destroyed in the process, expression of the disease-causing protein can be controlled. By contrast, most other therapeutics do not destroy their target molecule.

RPI'S BUSINESS STRATEGY

         RPI's objectives are to develop human therapeutics, animal health products and agricultural products and to exploit its ribozyme technology platform as a functional genomic tool for target validation and gene function identification. The Company's strategy for achieving these objectives includes the following elements:

         Develop Human Therapeutic Products. RPI plans to exploit its ribozyme technology to develop a broad range of human therapeutic products, through both internal product development programs and alliances with corporate partners directed at target-specific products. The Company has already established collaborations with several corporate partners to pursue the development of ribozyme based products which are targeted at specific mRNA molecules, and is also conducting an internal drug development program.

         Establish Ribozymes as a Functional Genomics Drug Discovery Platform. RPI plans to make its ribozyme technology available as a drug discovery tool for pharmaceutical and biotechnology companies. The Company believes that application of its ribozyme technology can accelerate identification of gene function and validate gene "targets" leading to highly selective therapeutic compounds. The Company has recently entered into an agreement with Chiron for a collaboration to determine the function of selected genes and gene sequences. The Company will continue to pursue additional partners in the pharmaceutical and biotechnology industries for the purpose of further exploiting this commercial opportunity with its ribozyme technology.

         License Non-Human Health Applications. RPI plans to exploit opportunities in diagnostics, agriculture and animal health by licensing the ribozyme technology to partners. The Company has completed a feasibility study for certain agricultural applications with DowElanco.

         Maintain and Expand Patent Portfolio and Proprietary Technology. RPI has sought and will continue to seek to strengthen its proprietary position for its ribozyme technology by aggressively pursuing patent protection and defending its patents and proprietary technology.

RPI'S RIBOZYME TECHNOLOGY

         The RPI approach to drug discovery and development begins by identifying a target gene. Ribozymes are designed by analyzing the nucleotide sequences of the target gene and creating complementary ribozyme nucleotide sequences. The next step is to synthesize ribozymes that are targeted specifically to sites in the target gene. Next, the ribozymes are delivered to the target cell either as a synthesized chemical or by encoding the ribozymes into a DNA sequence for delivery by a "vector."

         Upon delivery, the cell or animal is analyzed to determine whether ribozyme inhibition of the potential target gene has affected the progression of the disease (i.e., expression of the disease-causing gene or protein has been inhibited). If the action of the ribozyme stops progression of the disease, then not only has the causative role of the gene been validated, but a drug candidate has also been identified. If not, the potential target gene may be eliminated as a target for therapeutic intervention.

         Once a target gene and ribozyme lead are identified, the delivery method and the delivery vehicle are chosen. In addition, the ribozyme is optimized by techniques such as variation of binding arm length and additional serum stabilization. These techniques can be used to discover lead therapeutics in as little as a few months. The use of these techniques can bring the drug discovery process into a time frame which is months instead of years.

         The Company's successful commercialization of ribozyme technology for therapeutic applications will require that a number of technical issues be satisfactorily addressed, including ribozyme design, stability, selectivity, synthesis and scale-up, drug delivery and cell uptake, safety and efficacy. To date, RPI has achieved a number of significant milestones related to the development of ribozymes, including the following:

         Stability. In order to be useful as a therapeutic, a ribozyme must remain stable in human serum long enough to have the desired effect. While unmodified RNA is stable in human serum for only a few seconds, the Company has successfully produced chemically-modified ribozymes that are stable in human serum for more than 10 days and fully active in vitro. The Company believes that this level of stability may be sufficient to achieve therapeutic effects.

         Design. The Company has developed a proprietary computer program that can design ribozymes against sites in a target mRNA sequence. This gives the Company the ability to accelerate the identification of both lead ribozymes and multiple back-ups.

         Selectivity. Based on third party studies and internal work performed by RPI, the Company believes that a ribozyme with a binding region of approximately 15 nucleotides will be optimal. A binding region of this length is expected to match, on a statistical basis, only one corresponding target mRNA nucleotide sequence in the entire human genome. Since the ribozyme should only interact with the target mRNA, it should not impact non-targeted molecules. The high degree of selectivity of ribozymes has been demonstrated through the use of inactive ribozyme controls in both cell culture and animal studies.

         Synthesis and Scale-Up. To meet the Company's needs for pre-clinical and clinical trials and the eventual commercialization of ribozymes, the Company needs large scale ribozyme synthesis capabilities. The Company has developed proprietary technology that allows it to routinely synthesize several hundred stabilized ribozymes on a monthly basis in milligram quantities, permitting RPI to perform direct cell-based screening of multiple potential target sites in several weeks. The Company also has the capability of synthesizing gram quantities of ribozymes, as it has done for in vivo studies. In that regard, RPI has designed and constructed its facilities to meet "cGMP" standards (current Good Manufacturing Practices, which are regulations enforced by the FDA through its facilities inspection program). RPI has implemented quality assurance and quality control procedures that are used for large scale synthesis. RPI synthesizes ribozymes using commercially available synthesizers. In addition, the Company has established a collaboration with Pharmacia Biotech to develop technology for reducing the cost of synthesizing the modified amidites that are used to manufacture chemically synthesized ribozymes, and with Protogene for parallel, automated synthesis of large numbers of different ribozymes.

         Drug Delivery and Cellular Uptake. Successful development of any therapeutic requires that it be delivered to the desired site in the body and remain active long enough to have a therapeutic effect. The Company is exploring local and systemic delivery of chemically synthesized ribozymes as well as vector delivery. For example, the Company has shown that local delivery of a chemically stabilized ribozyme to a rat cornea can significantly inhibit angiogenesis. In addition, the Company is exploring the use of lipids and other carriers to enhance cellular uptake and for systemic delivery. The Company has identified several different formulations of carriers which, when complexed to chemically synthesized ribozymes, have shown significant increases in the delivery of ribozymes (relative to ribozymes without a carrier) to a variety of different cell types. The Company also is working on chemically modifying ribozymes to be preferentially taken up by certain tissues and/or by specific intracellular compartments. The Company believes that these approaches may allow chemically synthesized ribozymes to be delivered using a variety of systemic (e.g., intravenous or intramuscular) or topical methods.

         The Company has also developed proprietary retroviral vector constructs containing ribozymes that produce high ribozyme accumulation in cells compared to standard vector constructs. The expression of fully-active ribozymes utilizing these constructs has been demonstrated in vitro for periods greater than 90 days. The Company has also demonstrated transduction of multiple cell types (e.g., T-cells, CD34+ cells and others). RPI is pursuing ribozyme vector development internally and manufacturing through its collaboration with Chiron. The Company believes that vector delivery of ribozymes may have several potential therapeutic advantages, including high target specificity, lack of activity against other genes, long term, high expression levels of ribozymes, and infrequent dosing. Vector delivery of ribozymes may be particularly useful for the chronic treatment of diseases, where the therapy is needed over long periods of time and frequent dosing is not desirable or feasible.

         Efficacy and Ribozyme Mechanism. In collaboration with its strategic partners, the Company has demonstrated that its ribozymes can inhibit gene expression and affect cellular function in vitro and in vivo. Ribozymes targeting several specific mRNAs have demonstrated specific reduction of the levels of their corresponding mRNAs. This inhibition of gene expression requires target binding and ribozyme catalysis: inactive and irrelevant ribozyme controls have no specific effect. Ribozyme-mediated reductions in mRNA correlate with reductions in protein expression and changes in cellular function. In addition, the Company has shown efficacy of a ribozyme in an animal model of angiogenesis, while inactive ribozymes showed essentially no effect. Similar studies have been performed by the Company and others that have demonstrated inhibition of gene expression in vitro and in vivo by ribozymes expressed from vectors.

         Safety. The Company has completed an initial animal safety study to test the toxicity of chemically stabilized ribozymes. This study was a five-day, intravenous single dose, acute toxicology study in rats and monkeys. The Company's study included extensive follow up procedures, including body weight, ECG/BP, haemolysis, complement activation, clinical chemistry and urinalysis. In the study, while there was significant systemic exposure of serum and tissues to the ribozyme, no drug-related toxicities were found at any dose. In particular, there were no deaths, no blood clotting abnormalities, no activation of complement and no evidence of hypotension.

         Continuing Technology Development. The Company is continuing to improve its ribozyme technology for its potential products, including increased stability and catalytic activity, synthesis and scale-up, drug delivery and cellular uptake. For systemic applications, the Company may need to refine the ribozyme technology to improve the delivery of ribozymes to specific tissues and improve cellular uptake. See "Risk Factors--Technological Uncertainty."

PRODUCT DEVELOPMENT PROGRAMS

         The Company is developing products through a combination of collaborative research and development relationships and a Company-sponsored program. The current product development programs for human therapeutic applications apply chemically synthesized and vector delivered ribozymes to both acute and chronic diseases in areas of significant medical need and market opportunity. The following table summarizes the current status of the Company's human therapeutic and agricultural product development programs.

                 PRODUCTS UNDER DEVELOPMENT (AS OF MARCH 1997)

RPI-PARTNER      PRODUCT AREA                        DEVELOPMENT STATUS(1)
-----------      ------------                        ---------------------
Chiron           HIV                                 Phase I/IIa clinical trials
                 Retinopathy                         Pre-clinical development
                 Corneal transplant rejection        Research
                 Tumor angiogenesis                  Research
                 Oncogenes                           Research
Parke-Davis      Osteoarthritis                      Research
DowElanco        Corn feasibility study              Successfully completed

(1) "Pre-clinical development" includes pharmacology and toxicology testing in animal and in vitro models, product formulation, dosage studies and manufacturing scale-up for submission of the necessary data to comply with applicable regulations prior to commencement of human testing. "Research" includes the identification of target proteins, synthesis of an appropriate ribozyme to block expression of such protein, and testing the activity of such ribozyme in a specific cell population.

CHIRON

         The Company is working with Chiron on the development of a number of products targeted at ocular and viral diseases, restenosis and cancer. Chiron is a public biotechnology company located in Emeryville, California, that develops and commercializes products for human diagnostic, prophylactic and therapeutic use. Under their collaboration, the Company and Chiron are pursuing research and development of drugs for the following indications:

         Retinopathy. Diabetic retinopathy is a degenerative ocular disease resulting in blindness and, according to The New England Journal of Medicine, is the most common cause of blindness in adults aged 25 to 74 in the United States. Proliferative diabetic retinopathy is characterized by the proliferation of blood vessels, known as angiogenesis, in the retina resulting in blindness. According to the Incidence and Prevalence Database (the "IPD"), as of 1994, this disorder affected approximately one million people in the United States. According to The American Academy of Ophthalmology, there are 65,000 new cases of proliferative diabetic retinopathy every year in the United States. Current proliferative diabetic retinopathy treatments, including surgery and laser photocoagulation, are not believed to be optimum long-term solutions.

         In studies performed in collaboration with Chiron, lead ribozymes demonstrated dose-dependent cell culture efficacy in the inhibition of human endothelial cell proliferation, while inactive and irrelevant ribozyme controls showed essentially no effect. In addition, the Company's animal efficacy studies in a rat corneal model of angiogenesis demonstrated significant inhibition of Vascular Endothelial Growth Factor (VEGF)-induced angiogenesis when free ribozymes were delivered, while inactive ribozyme controls showed essentially no effect. The Company is conducting pre- clinical studies in collaboration with Chiron.

         Human Immunodeficiency Virus (HIV). The Company believes that ribozymes may provide a new approach to the treatment and prevention of HIV infection and replication. The Company has sought to identify target sites that are present throughout the replication life cycle of HIV and are conserved in known clinical strains of HIV. The

Company is directing ribozymes at several sites in HIV that are being incorporated into a single vector, so that the ribozyme therapy may avoid emergence of resistance due to viral mutations.

         In collaboration with Chiron, the City of Hope and Childrens Hospital (Los Angeles), the Company initiated a physician-sponsored Phase I/IIa clinical trial for HIV in March 1997. This study uses a retroviral vector containing two ribozymes, one against a site in the tat region and the other against a site in the tat/rev region of the HIV virus. This construct has demonstrated protection against HIV challenge in monocyte cells derived from "stem cells" (CD34+ cells) transduced with the retroviral construct. This demonstrates a number of important results, including successful retroviral transduction of CD34+ cells, transmission of the ribozyme into cell progeny derived from CD34+ cells (i.e., monocytes), and protection of the monocytes against HIV challenge. This physician-sponsored clinical trial includes five HIV-infected subjects and will test the safety and ability of transduced cells to engraft and survive after re- infusion into the patients. The Company made an initial regulatory submission that was approved by the Recombinant DNA Advisory Committee of the NIH and filed an IND with the FDA during 1996. The Company is utilizing Chiron for master cell bank production of the ribozyme construct to be used in this clinical trial.

         Corneal Transplant Rejection. According to the IPD, as of 1994 approximately 45,000 corneal transplants are performed each year in the United States. The largest cause for corneal transplant failures is vascularization of the cornea and the resulting immune response leading to graft rejection. Approximately 13% of corneal transplants fail by year five due to graft rejection. The Companies believe that inhibition of corneal angiogenesis could reduce the incidence of corneal transplant rejection and research is underway to test ribozymes in this regard.

         Tumor Angiogenesis and Oncogenes. Angiogenesis and the abnormal production of oncogenes have been linked to the formation, growth and maintenance of cancerous tumors. The Company has initiated several research programs in collaboration with Chiron in both oncogene and angiogenesis inhibition. In its tumor angiogenesis studies, the Company plans to use ribozymes against the VEGF receptor for the treatment of solid and other highly vascularized tumors (e.g., metastatic cancers such as colon and rectal cancers). Cell culture and animal studies are currently underway to test the effectiveness of the ribozymes in both the oncogene and angiogenesis applications. Additional animal studies are being carried out to test the efficacy of ribozymes for the treatment of restenosis.

  PARKE-DAVIS

         The Company has entered into a collaboration with Parke-Davis, under which RPI is using its ribozyme technology to analyze the function of several potential targets which are thought to be responsible for osteoarthritis and to develop effective ribozyme therapeutics for these targets. Parke-Davis Division of the Warner-Lambert Company is a pharmaceutical company which has expertise in the development, commercialization, distribution, marketing and sale of pharmaceutical products world-wide.

         Osteoarthritis. According to the IPD, as of 1994, osteoarthritis affected approximately 16 million people in the United States. Clinical indications associated with cartilage degradation include locally elevated levels of metalloproteinases that are known to degrade proteoglycans contained in cartilage. The Company believes that local delivery to the diseased joint of a synthesized, long acting ribozyme or a vector encoding the ribozyme against one or more metalloproteinases may reduce the production of metalloproteinases and the progression of osteoarthritis.

         In collaboration with Parke-Davis, lead and back-up chemically stabilized ribozymes have shown potency in dose- response cell culture studies against a specific metalloproteinase. In addition, local delivery of lead ribozymes to the rabbit knee synovium has shown significant reduction in the target mRNA. Under the collaboration, the Company is currently testing ribozymes against a specific metalloproteinase and another target in cell culture and animals.

         There can be no assurance that the Company will be permitted to undertake human clinical testing of the Company's potential products or, if permitted, that such products will be demonstrated to be safe and efficacious or will be determined to be marketable. See "Risk Factors--Uncertainty of Product Development."

  DOWELANCO

         Through its collaboration with DowElanco, an agrichemical and biotechnology company that is a joint venture between Dow Chemical and Eli Lilly, RPI expects to exploit some of the broad potential applications for its ribozyme technology in agriculture. Ribozymes may be used, for example, in the modification of crops and other plants to provide resistance to viral, fungal and bacterial diseases, to modify lipid content and to control growth characteristics. A feasibility study has been initiated to demonstrate the modification of corn oil using ribozyme technology. RPI and DowElanco have identified sites on two target genes, and have created lead ribozymes which have been placed into transgenic corn constructs. Several hundred ribozyme-containing plants were grown in greenhouse trials at DowElanco. The feasibility study was successfully completed and the Companies are currently discussing terms for a license to allow the commercialization by DowElanco of certain agricultural applications of ribozymes.

COLLABORATIVE RELATIONSHIPS AND LICENSE AGREEMENTS

         An element of the Company's strategy is to enter into collaborative research and development agreements, joint ventures, licensing agreements or other arrangements to exploit its technology as broadly as possible. The Company seeks partners whose interests, development and marketing capabilities are complementary to those of the Company or partners who wish to pursue areas which otherwise would not be developed by the Company. See "Risk Factors--Dependence on Collaborative Relationships."

         The Company's current collaborations are described below.

  CHIRON

         In July 1994, RPI entered into a collaborative agreement with Chiron under which RPI and Chiron have agreed to collaborate in the research, development and marketing of ribozyme products directed toward certain genetic targets. In connection with the collaboration, the Company and Chiron will each contribute intellectual property and other resources to the development of the targeted ribozyme products. As of the date of this filing, the designated genetic targets and their associated clinical indications are VEGF receptors (retinopathy/corneal transplant rejection/cancer), HIV, ras and c-myb (proliferative diseases) and another viral disease. The field of the agreement includes diagnostic, prophylactic and therapeutic applications of ribozymes directed toward these genetic targets. The parties are concentrating their initial collaborative research efforts on the VEGF receptor for diseases associated with angiogenesis and HIV targets. The term of the research program is five years, renewable with the consent of both parties. RPI and Chiron have agreed to exclusively collaborate on up to five specific targets and to reserve up to four other potential targets at any one time during the term of the agreement. Chiron may reject any new targets suggested by RPI; however, RPI may reject new targets suggested by Chiron only in certain circumstances.

         The agreement provides that each party must pay its own pre-clinical research costs. The parties generally will share equally in the development costs and net profits of any jointly developed products. However, either RPI or Chiron may elect not to participate in the clinical development of any particular product. If both parties elect not to continue development, then a third party may be sought to develop the product under license to both parties. In the event either RPI or Chiron elects to continue funding clinical development alone, then the non-developing party would not share in the profits derived from the sale of that product but would receive a royalty based on net sales. However, the non-developing party may elect to retain its interest in the profits of a particular product in which it has shared funding through Phase I clinical trials, but has declined to fund Phase II or Phase III clinical trials, at either the commencement of Phase III testing or the filing of a New Drug Application ("NDA") or Product License Application ("PLA"). Upon such an election, the non-developing party must pay its share of the development costs to date, plus a predetermined risk premium. Under certain circumstances, RPI may pay up to 50% of such payment in shares of its Common Stock. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Funding."

         If either party declines to fund clinical development for a product which subsequently fails to receive regulatory approval or is otherwise abandoned, then the developing party may offset its development costs for one such failed product with the profits otherwise allocable to the other party from successful products.

         RPI retains the right to manufacture chemically synthesized ribozyme products resulting from the collaboration, whether jointly developed, or developed by Chiron or RPI individually. For the manufacture of retroviral vector applications (gene therapy), the parties have agreed to collaborate with Chiron Viagene, Inc. which was acquired by Chiron in 1995.

         Chiron holds exclusive marketing rights for all jointly developed products, subject to a co-promotion agreement for sales in North America and Europe. In the Far East, Chiron has exclusive marketing rights with the right to sublicense, although RPI retains the right to share in 50% of the profits. The collaborative term for jointly developed products is 30 years. The license for solely developed products is 15 years after first commercial sale or the duration of patent protection, whichever is longer.

         As part of the collaboration, Chiron made an equity investment of $4.56 million in the Company. In addition, Chiron purchased from the Company 377,202 shares of Common Stock with an aggregate purchase price of $3.64 million in 1996 at the time of the Company's initial public offering. Also at the time of the Company's initial public offering, the Company issued Chiron a warrant to purchase 444,444 shares of the Company's common stock which is exercisable at a price of $22.50 per share, for an aggregate price of $4.50 per warrant share. In 1994, Chiron paid the Company $0.45 per warrant share, or $200,000. The Balance of the warrant purchase price, $1.8 million or $4.05 per warrant share, was paid to the Company upon completion of its initial public offering.

         In February 1996, the Company entered into a functional genomics collaboration with Chiron for the use of ribozymes to characterize gene function. The collaboration gives Chiron the right to develop and commercialize products that result from the collaboration, and would entitle RPI to receive product development milestone payments and royalties on sales of any such commercial products. Chiron and RPI each pay a portion of the research and development expenses of the collaboration, and the Company has provided Chiron $1.8 million for research funding related to the collaboration.

    PARKE-DAVIS

         In April 1993, RPI entered into a collaborative research and development agreement with Parke-Davis that has been extended through March 31, 1997. The initial goal of the collaboration is to develop a ribozyme therapy for the treatment of osteoarthritis. Parke-Davis provided payments for research and development to RPI through March 31, 1996. In addition, RPI may earn up to $9.0 million in milestone payments for any product approved for sale in a major country.

         If Parke-Davis elects to pursue the commercial candidate then the parties have agreed to cooperate in the development of the product.
Parke-Davis will fund all development costs of the product and RPI will manufacture the products on a cost-plus supply arrangement. In addition, RPI will receive a royalty on any products sold. RPI will have the right to co-promote products in North America under certain circumstances. If Parke-Davis elects not to pursue the commercial development of a compound, RPI may develop it alone or with a third party. Upon termination of the collaboration, RPI will be restricted from commercializing ribozymes which have the same target as any compound commercialized by Parke-Davis as a result of the collaboration. As part of the collaboration Parke-Davis made an equity investment of $5.5 million in the Company.

  DOWELANCO

         In September 1993, RPI entered into a two-year collaborative research feasibility study with DowElanco. The parties extended the study through April 1, 1996. The goal of the feasibility study was to demonstrate the ability of ribozymes to alter corn. Under the agreement, DowElanco has provided support of research for the feasibility study conducted at RPI and has made an equity investment of $1.5 million in the Company. The feasibility study has been successfully completed, and the Company is currently negotiating with DowElanco regarding terms for commercialization of certain ribozyme applications in agriculture.

  PHARMACIA BIOTECH

         In November 1995, the Company and Pharmacia Biotech agreed to collaborate on the development of better synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides. The goal of the collaboration is to reduce the cost of manufacturing ribozymes and other oligonucleotide products that use amidites. Pharmacia Biotech, which is a subsidiary of The Pharmacia & Upjohn, Inc., has expertise in the manufacture of oligonucleotide synthesis and purification instrumentation and software. Under the terms of the collaboration, Pharmacia Biotech is providing RPI with synthesis instrumentation and software, research funding and milestone payments, a portion of which may be set-off against future royalties payable to RPI.

  PROTOGENE

         In December 1996, the Company entered into an agreement with Protogene, a private biotechnology company, to develop an instrument which allows high throughput synthesis of non-DNA oligonucleotides. Under the terms of the collaboration, RPI is supporting research and development and has made an equity investment in Protogene and will have the option to buy the instrument.

  INTELLIGENE

         In March 1997, the Company granted a worldwide exclusive license to IntelliGene to develop and sell diagnostics for several target diseases using ribozymes in amplified nucleic acid formats. IntelliGene is a private, venture-backed biotechnology company located primarily in Jerusalem, Israel with an office in Sudbury, Massachusetts. IntelliGene is developing diagnostic products using novel ribozymes created using a process called in vitro evolution. The agreement provides for IntelliGene to develop diagnostic tests initially against six infectious diseases in their laboratories in Jerusalem and elsewhere, and to develop, make and sell diagnostic products based on these tests, either alone or through sublicenses. Initial products are expected during the year 2000. RPI received a license fee and will receive royalties on product sales as part of this agreement, and may assist in the research and development efforts.

MANUFACTURING AND MARKETING STRATEGY

         In order to support its pre-clinical and clinical trial manufacturing requirements, the Company has constructed manufacturing facilities that it believes comply with applicable regulatory requirements and has established operational Quality Assurance and Quality Control procedures. The Company believes that its existing facilities will be satisfactory for production of ribozymes needed through Phase II clinical trials for the Company's current product portfolio.

         The Company currently does not have the facilities or means to manufacture on a commercial scale, market, distribute or sell any of its potential products, including its drug development candidates. RPI will need to develop its own facilities or contract with third parties for the manufacture of products for Phase III clinical trials and commercial quantities for any products that it may develop for its own account or in connection with collaborative arrangements in which it has retained manufacturing rights.

         The Company has expanded its quality control and quality assurance program internally, including a set of standard operating procedures designed to assure that the Company's products manufactured by or for it are conducted in accordance with cGMP and other applicable domestic and foreign regulations. See "Risk Factors--Uncertainty of Governmental Regulation" and "--Lack of Manufacturing Experience; Reliance on Contract Manufacturers."

         The Company has entered into strategic partnerships with Chiron and Parke-Davis that include the right for RPI to manufacture chemically synthesized ribozyme products.

         The Company expects to market and sell certain of its products, if successfully developed, directly and through co-promotion or other licensing arrangements with third parties, including its collaborative partners. In certain markets, the Company may enter into distribution or partnership agreements with pharmaceutical or biotechnology companies that have large, established sales organizations. See "Risk Factors--Lack of Sales and Marketing Experience; Dependence on Third Parties."

COMPETITION

         RPI is engaged in the rapidly developing field of gene modulation. Competition among entities attempting to develop gene modulation products for the treatment of diseases is intense and is expected to increase. The Company faces specific competition from other companies engaged in the research, development and commercialization of ribozyme- based technology as well as competition from companies attempting other methods of gene expression control, such as antisense and triplex. In addition, the Company competes with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products for the treatment of the same diseases targeted by the Company. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, pre- clinical studies and clinical trials, obtaining regulatory approvals and marketing than the Company. The Company's collaborative partners may be conducting research and development programs directed at the same diseases that the Company is targeting. In particular, the Company is aware that Chiron is conducting product development programs that may be competitive with certain of the RPI/Chiron collaborative programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, RPI faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. See "Risk Factors--Dependence on Collaborative Relationships" and "--Intense Competition; Rapid Technological Change."

PATENTS AND PROPRIETARY TECHNOLOGY

         RPI believes that patents and other proprietary rights are crucial to the development of its business. In addition to patents, the Company relies upon trade secrets, know-how and continuing technological innovations in the design, synthesis, and purification of ribozymes and in nucleic acid chemistry. The Company also relies on licensing opportunities to develop and maintain its competitive position. It is the Company's policy to file patent applications when appropriate to protect technology, inventions, and improvements that are considered important in the development of its business.

         At the core of RPI's technology are inventions and patents of University of Colorado ("CU") professor Dr. Thomas R. Cech and various associates of Dr. Cech. Pursuant to the policies of CU, these inventions and the patents issued thereon (the "Cech Technology") became the property of CU. The Cech Technology was assigned to CU's affiliate, University Research Corporation ("URC"), which in turn assigned the rights to license certain of the Cech Technology to Competitive Technologies, Inc. ("CTI"), formerly known as University Patents, Inc. United States Biochemical Corporation ("USB") licensed the Cech Technology pursuant to two sublicenses. One of these sublicenses was for the Cech Technology held by CTI. In November 1996 USB assigned to RPI its rights under the sublicense from CTI and RPI entered into an amended and restated license with CTI. RPI also has obtained a sublicense with USB for the Cech Technology held by URC.

         The CTI license and USB sublicense together grant RPI the exclusive (except for non-commercial academic research) worldwide right, among other things, to make, use and sell RNA enzymes covered by licensed patents and products incorporating them. The USB sublicense if fully paid. The CTI license provides for the payment of a royalty on sales of products incorporating RNA enzymes, covered by licensed patents, and for certain minimum annual royalties. RPI may grant sublicenses to the licensed technology subject to the payment to CTI of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, RPI must pay CTI a share of any option fee, license fee, prepaid royalty or other "front-end" fee other than research and development funding paid in connection with such sublicense.

         In September 1993, RPI was granted a right of first refusal to license any new inventions, improvements and patents related to ribozyme technology developed by Dr. Cech or others at CU, in exchange for certain payments. In order to maintain this right, RPI has agreed to fund research at CU through an unrestricted grant of $750,000 payable in various installments over a five year period commencing in September 1993. As of December 31, 1996, $375,000 of the unrestricted grant is still payable. In addition, RPI has agreed to pay CU a fee for each invention disclosure accepted by RPI under the license.

         As part of the Company's overall intellectual property strategy, it enters selectively into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies and gain the commercial rights to such new technologies. The Company has a number of these agreements in place with institutions such as Duke University, Stanford University, Massachusetts Institute of Technology, Garsching Institute, University of Toronto, Yale University, and the University of Vermont.

         In January 1996, the Company entered into a License Agreement with the City of Hope for an HIV therapeutic based upon ribozyme technology. Under the agreement, the Company has the exclusive right to, among other things, develop and commercialize a particular combination of ribozymes using a retroviral vector for an HIV/AIDS therapeutic. The Company must pay certain minimum royalties prior to commercialization, and other royalties upon sales of product.

         As a result of these licenses and sublicenses, and RPI's own internal research, RPI has exclusive worldwide rights to at least sixteen issued patents in the United States, three patents granted in Europe, one patent granted in Japan and three issued patents in Australia. In addition, Notices of Allowance have been received for twenty-one patents from the United States Patent and Trademark Office, for a total of forty-four patents issued or allowed in the United States and abroad. Six of the sixteen United States issued patents, one European patent and the Japanese patent cover the use of an enzymatic RNA to cleave a single stranded RNA (the "Cech Patents"). The Company believes that the Cech Patents grant the right to exclude others from practicing ribozyme technology as it is currently known to the Company in the United States, Europe and Japan irrespective of the application, the method of production, the method of purification, or the ribozyme motif used. Unless extended, the Ribozyme Patents will expire in December 2008 in the United States and December 2007 in Europe and in Japan. The additional issued patents cover both ribozyme technology (e.g., ribozyme design, synthesis, chemical modifications, delivery, ribozyme motifs, vector production, target site selection) as well as application to specific therapeutic targets.

         In addition, RPI has filed or holds exclusive licenses to more than 100 pending applications in the United States and their related foreign applications. The Company's patent portfolio includes approximately 35 United States applications for various areas of interest in human therapeutics and diagnostics and certain agricultural uses. The portfolio also includes approximately 30 United States applications related to the chemistry, design, optimization, manufacture, and delivery of ribozyme products.

         It is the Company's policy to require its employees, consultants, members of its Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with the Company. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for the Company, utilizing property of the Company or relating to the Company's business and conceived or completed by the individual during employment shall be the exclusive property of the Company to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

         The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic

Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's human therapeutic products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include (i) pre-clinical laboratory tests, in vivo pre-clinical trials and formulation studies, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA and
(v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with cGMP for both drugs and devices. To supply products for use in the US, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

         In addition to FDA requirements, the National Institutes of Health ("NIH") has established guidelines for research involving recombinant DNA molecules, which are utilized by the Company and certain of its collaborators in their research. These guidelines apply to all recombinant DNA research within the United States or its territories which is conducted at or supported by the NIH. Under current guidelines, proposals to conduct clinical research involving gene therapy which is supported by the NIH must be reviewed by the NIH Recombinant DNA Advisory Committee. The Company's vector delivery of ribozymes will need to be reviewed by this Committee.

         The FDA has also initiated procedures designed to provide broader access to certain investigational drugs prior to marketing approval. In 1987, the FDA adopted regulations authorizing "treatment INDs" for investigational drugs designed to treat serious and life-threatening diseases where no satisfactory alternate therapies exist. The sponsor of a treatment IND is required to comply with the regular IND requirements, including institutional review board approval and patient informed consent. In addition, the sponsor must be actively pursuing marketing approval for the investigational drug, and may not promote the drug prior to marketing approval.

         Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to cGMP and pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices ("GLP"). The results of the pre-clinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Additional pharmacology and toxicology studies are generally conducted concurrently with human clinical trials.

         Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of qualified principal investigators. Initial clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacokinetics (clinical pharmacokinetics and pharmacology). Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound appears to be effective and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate and confirm clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III clinical trials will be completed successfully within any specified time period, if at all, with respect to any of the

Company's products subject to such testing. Furthermore, the Company or the FDA may delay or suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk.

         The results of the pharmaceutical development, pre-clinical trials and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require extensive post marketing testing and surveillance to monitor the safety or efficacy of the Company's products if they do not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

         Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers (including a drug sponsor's third party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

         In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

         For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company does not currently have any facilities or personnel outside the United States. See "Risk Factors--Uncertainty of Governmental Regulation" and "--Hazardous Materials."

EMPLOYEES

         As of December 31, 1996, the Company had 72 full-time employees, including a technical scientific staff of 56. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. None of the Company's employees is covered by collective bargaining arrangements and management considers relations with its employees to be good.

ITEM 2.  PROPERTIES

         RPI currently leases approximately 30,000 square feet of laboratory and office space at 2950 Wilderness Place, Boulder, Colorado. The Company leases this space under an operating lease that lasts through June 1997, which was extended for an additional five years in March 1997. The Company believes that the existing facility will be sufficient to meet its needs through 1997.

ITEM 3.  LEGAL PROCEEDINGS

         Currently, there are no pending or threatened litigation involving the Company with the exception of: (1) an ongoing opposition to a European Patent, and (2) interference proceedings which have been declared by the United

States Patent and Trademark Office concerning a patent and a patent application licensed to the Company. The Company believes that its patents and applications are soundly based, but the extent of protection may vary in different countries and no assurance can be given that any patent will provide commercially significant protection or will not be challenged, invalidated, or circumvented. However, litigation could be necessary to protect the Company's patent position, which would result in substantial cost to, and diversion of efforts by, the Company.

         Competitors or other patent holders could bring legal actions against the Company involving the Company's patents, patent applications or rights to use proprietary technology. If any actions are successful, in addition to any potential liability for damages, the Company could be enjoined from selling the affected product, or be required to obtain a license in order to continue to manufacture or market the product. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. There has been, and the Company believes that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. Any additional litigation could consume a substantial portion of the Company's resources regardless of the outcome.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced in this Report. See "Risk Factors".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote by the Company's security holders during the fourth quarter of the Company's fiscal year.


                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market (Symbol: RZYM). The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Company's common stock as reported on the NASDAQ National Market. Ribozyme Pharmaceuticals, Inc. conducted its initial public offering on April 11, 1996 and all prices for the common stock are subsequent to such date.

       1996:                                          High         Low
                                                      ----         ---
          Second Quarter.......................      $21.25       $10.00
          Third Quarter........................       14.75         8.81
          Fourth Quarter.......................       13.13         8.38

         As of March 24, 1997, there were approximately 166 stockholders of record of the Company.

         The Company has never declared or paid cash dividends and currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         RPI was incorporated in January 1992 and has devoted substantially all of its resources since that time to develop ribozyme technology and products in human therapeutics, agricultural, animal health and diagnostic applications. The Company has incurred losses since inception and, as of December 31, 1996, had an accumulated deficit of $47.4 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in both research and development and general and administrative expenses.

         The Company completed an initial public offering in April 1996 resulting in net proceeds of approximately $20.6 million. Concurrent with the closing of the offering, Chiron purchased common stock at an aggregate purchase price of $3.6 million and paid the Company an additional $1.8 million to complete the purchase of a warrant issued to Chiron upon the closing.

         The Company does not anticipate revenues from product sales in the foreseeable future. The Company's sources of funds for the next several years will be payments from strategic collaborations and licensing arrangements, if any, sale of equity and interest income. Certain payments under strategic collaborations are contingent upon the Company meeting certain milestones. Payments under strategic collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996 and December 31, 1995

         Revenues from collaborative agreements and grants decreased $527,000 to $773,000 for the year ended December 31, 1996, compared to $1.3 million for the year ended December 31, 1995. Collaborative revenues for 1996 include a one- time payment in the first quarter from Pharmacia Biotech related to an agreement on the development of improved synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides. Certain collaborative agreements and their corresponding contract revenues expired in 1996. Collaborative agreements and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

         Interest income for the year ended December 31, 1996 increased $541,000 to $936,000 from $395,000 for the year ended December 31, 1995, due to increased average invested cash balances resulting from the investment of the proceeds from the Company's initial public offering completed in April 1996. Interest income generally fluctuates as a result of cash available for investment and prevailing interest rates.

         Research and development expenses for the year ended December 31, 1996 increased $2.0 million to $14.2 million from $12.2 million for the year ended December 31, 1995. The increase was primarily due to a one-time $1.8 million payment to Chiron pursuant to a collaborative agreement. In addition, a $540,000 charge was recognized in 1996 for the issuance of 45,000 shares of the Company's common stock to the University of Colorado, in exchange for the elimination of future commercial product royalty payments. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation for laboratory equipment and facilities. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded.

         General and administrative expenses increased $500,000 to $1.9 million for the year ended December 31, 1996 compared to $1.4 million for the year ended December 31, 1995. The increase in general and administrative expenses is primarily due to one time cash and stock bonus payments made to the Company's executive officers in connection with the public offering, as well as the hiring of additional management and administrative personnel and the increased legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts following the initial public offering.

         Interest expense increased $291,000 to $845,000 for the year ended December 31, 1996 compared to $554,000 for the year ended December 31, 1995. The increase is primarily attributable to increased borrowings on long-term debt during late 1995 which were used to fund the Company's expansion of its laboratory and office space.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, cash equivalents and securities available-for-sale of $17.6 million at December 31, 1996 compared with $6.4 million at December 31, 1995. The $11.2 million increase in cash, cash equivalents and securities available-for-sale was primarily the result of the following:

         Net cash used by operating activities             $(12,618,000)
         Investment in property, plant and equipment         (1,541,000)
         Additions to deferred patent costs                    (559,000)
         Borrowings under loan facilities                     1,162,000
         Payments under loan facilities and capital
           lease obligations                                 (2,084,000)
         Net proceeds from sale of  stock and warrants       26,271,000
         Other, net                                             569,000
                   Total                                    $11,200,000

         Total additions for property, plant and equipment during 1996 was $1.5 million, which included $1.2 million of additions financed through the Company's existing equipment loan agreements. These additions represented primarily research and development-related equipment and leasehold improvements for expansion of the Company's laboratory and research facility. As of December 31, 1996, the Company had approximately $838,000 available for additional equipment through a loan agreement with a commercial bank. The loan commitment terminates on June 30, 1997.

         The Company estimates that its existing capital resources, which include the aggregate net proceeds of the public offering completed in April 1996 and the concurrent sale of common stock and a warrant to Chiron and interest thereon, together with facility and equipment financing and expected revenues from its collaborative agreements, will be sufficient to fund its current and planned operations at least through the end of 1997. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time and, in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. Such additional capital may be raised through public or private financing, as well as collaborative relationships, borrowing and other available sources. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Funding".

         At December 31, 1996, the Company had available net operating loss carryforwards, research and development credit carryforwards and state investment credit carryforwards of $47 million, $922,000 and $31,000, respectively, for income tax purposes. The Company's ability to utilize its net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986 (the "Code"). See Note 10 of Notes to Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

         Submitted as part of Item 13(a) in this Form 10-KSB and incorporated herein by reference.



                                  RISK FACTORS

         The following risk factors should be read in conjunction with information appearing elsewhere in this Report.

EARLY STAGE OF DEVELOPMENT

         RPI is at a very early stage of development and must be evaluated in light of the uncertainties and complications present in an early stage biotechnology company. Since the Company's inception in 1992, substantially all of the Company's resources have been dedicated to the research and development of potential products based on ribozyme technology, and no revenues have been generated from product sales. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a substantial number of years. There can be no assurance that any products will be successfully developed and proven to be safe and effective. The development of new products is highly uncertain and subject to a number of significant risks. There can be no assurance that any of the Company's product development efforts or those of its collaborative partners will be successfully completed, that regulatory approvals will be obtained or will be as broad as sought, that any of the Company's potential products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance.

TECHNOLOGICAL UNCERTAINTY

         Drug discovery and development methods based upon ribozymes are relatively new, and there can be no assurance that these methods will lead to the discovery or development of commercial pharmaceutical products, that the Company will be able to employ these methods of drug development successfully, or that ribozyme products will be deliverable, safe or efficacious in humans. While the Company has demonstrated the utility of ribozyme technology in model systems in vitro and in animals, and has identified a number of ribozymes worthy of additional testing, none of these potential products nor, to the Company's knowledge, any other ribozyme-based compound has been tested in humans. No potential products based on the Company's technology have been approved for clinical testing, and there can be no assurance that any of the Company's potential products will enter clinical trials. A significant amount of additional research and development, requiring many years and substantial resources, will be required to determine the potential of the Company's ribozyme technology for therapeutic products. The Company's technology may, during the course of further research, prove to be ineffective in the treatment of human disease or in other areas. The Company must conduct significant additional research and development on determining safe and effective methods of delivering ribozymes into the human body for each indication for the Company's potential therapeutic products, and must overcome a number of other technological challenges, such as enhancing the activity and stability of ribozymes and manufacturing ribozyme-based therapeutic products on a commercial scale. In particular, a significant amount of additional research and development is required to determine whether ribozymes can be delivered systemically, including research and development directed toward improving the delivery of ribozymes to specific tissues and improving cellular uptake. There can be no assurance that effective systemic delivery of ribozyme-based products can be achieved. In addition, the Company's use of vector delivery of ribozymes will require that the Company overcome concerns relating to potential serious side effects associated with vector delivery, such as mutagenicity (permanent DNA alteration). Many of these technological and developmental challenges may be significantly greater than those typically associated with traditional drug development, and may never be overcome. The use of ribozymes in animal health, agricultural applications and gene function identification is subject to similar developmental and technological uncertain ties which may never be overcome. There can be no assurance that even if the Company's potential products are found to be safe and effective, or otherwise have utility, that the Company will be able to manufacture them on a large commercial scale or market them in an economical way. Further, it is possible that the proprietary rights of third parties will preclude the Company or its collaborative partners from marketing products or that third parties will market superior or equivalent products. As a result, there can be no assurance that the Company's research and development activities will result in any commercially viable products.

UNCERTAINTY OF PRODUCT DEVELOPMENT

         Before obtaining regulatory approval for the commercial sale of any of its potential products the Company must demonstrate, through pre-clinical studies and clinical trials or corresponding animal health or agricultural studies, that a potential product is safe and efficacious for use in each target indication. None of the Company's potential products have been approved for testing nor has the Company commenced testing of any products for safety or efficacy in humans. There can be no assurance that results generated by pre-clinical animal testing will be indicative of results of clinical testing in humans when, and if, those tests are conducted. There can be no assurance that the Company will be permitted to undertake human clinical testing of any of the Company's potential products, or, if permitted, that such potential products will be demonstrated to be safe and efficacious or will receive necessary regulatory approvals. The Company may also experience delays from its anticipated commencement dates for human clinical trials due to a variety of factors including pre-clinical study results, delays or difficulties in patient enrollment, delays in regulatory approvals and other factors. The Company's potential products may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the Company's potential products will ultimately obtain United States Food and Drug Administration ("FDA"), other regulatory or foreign marketing approval for any indication, that an approved product will be capable of being produced in commercial quantities at reasonable cost, or that any approved product will achieve market acceptance.

HISTORY OF OPERATING LOSSES

         RPI has experienced significant operating losses since its inception in 1992. As of December 31, 1996, the Company had an accumulated deficit of approximately $47.4 million. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as the Company's research and development efforts and pre-clinical and clinical testing expand. The Company's revenues to date have been derived primarily from payments under collaborative arrangements and interest income. The Company's ability to achieve profitability is dependent on its ability, alone or with others, successfully to complete the development of its proposed products, conduct clinical trials, obtain the required regulatory approvals and manufacture and market its proposed products. There can be no assurance if or when the Company will achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

         RPI's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. Patent matters in biotechnology are highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As of March 18, 1997, RPI held exclusive rights to at least sixteen issued United States patents and seven issued foreign patents, as well as notice of allowance for 21 United States patents. In addition, as of March 18, 1997 RPI had filed approximately 100 patent applications and related foreign applications. There can be no assurance that the Company will develop products or processes that are patentable, that patents will issue from any of these applications or that claims allowed on issued patents will be sufficient to protect the Company's technology. There can be no assurance that the Company's issued patents or patent applications, if issued, are enabled, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Competitors have filed applications, have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company or which could affect the Company's issued patents or efforts to obtain issued patents. Although the Company has filed patent applications covering, among other things, a number of improvements and modifications to ribozymes, the basic patents exclusively licensed to the Company that cover the use of an enzymatic RNA to cleave a single stranded RNA unless extended expire in 2008 in the United States and in 2007 in Europe and Japan. There can be no assurance that any product developed by the Company or its collaborative partners will be commercially available by the expiration date of such patents. Furthermore, recent changes in United States patent laws resulted from the General Agreement on Tariffs and Trade (the "GATT Agreement"). Most notably, the GATT Agreement resulted in United States law being amended to change the term of patent protection, for certain patent applications filed after June 7, 1995, from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications is often more than three years, a 20-year patent term from the date of filing may result in a substantially shortened term of patent protection, which may adversely affect the Company's patent position.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received issued patents relating to ribozymes. The commercial success of the Company will depend in part on RPI not infringing patents issued to competitors and not breaching the technology licenses upon which any potential products are based. It is uncertain whether the issuance of any third-party patents would require the Company to alter its products or processes, obtain licenses or cease certain activities. Some of these applications or patents may conflict with the Company's issued patents or pending applications. Further, RPI is aware that other companies have filed patent applications and have been granted patents in the United States and other countries claiming subject matter that may be useful to the Company for some of its potential products. Such conflict could result in a significant reduction of the coverage of the Company's issued or licensed patents. In addition, if patents exist or are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. If such licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company. Litigation, interference proceedings in the United States Patent and Trademark Office, oppositions in non-United States countries or reexaminations, which could result in substantial costs to and diversion of efforts by the Company, may also be necessary to enforce or defend any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. The Company has filed an opposition against a patent granted to a competitor. Opposition proceedings against certain of its European basic patent has been initiated by several of the Company's competitors. Additionally, interference proceedings against a patent and a patent application licensed to the Company have also been declared by the United States Patent and Trademark Office. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

         RPI relies on trade secrets to protect its technology in addition to patent protection, especially where patent protection is not believed to be appropriate or obtainable. RPI attempts to protect its proprietary technology and processes in part by confidentiality agreements and assignment of invention agreements with its employees and confidentiality agreements with its consultants and collaborators. There can be no assurance that these agreements will provide meaningful protection, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that the Company or its consultants or collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

         The Company's strategy for the development, clinical testing, manufacturing and commercialization of its potential products includes collaborating with corporate partners, licensors, licensees and others, and is dependent upon the performance of responsibilities by these outside parties.
To date, the Company has entered into corporate collaborations with Chiron, Parke-Davis, DowElanco, Protogene, ALZA and Pharmacia Biotech. Although the Company believes that these corporate partners and any future corporate partners have or will have a motivation to perform their contractual responsibilities, the amount and timing of resources to be devoted to collaborative activities by the Company's partners are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue or other benefits from such arrangements. There can be no assurance that the Company's current or future collaborators will not pursue existing or alternative technologies in preference to those being developed in collaboration with the Company. In particular, the Company is aware that Chiron is conducting product development programs that may be competitive with certain of the RPI/Chiron collaborative programs. In addition, there can be no assurance that the Company's collaborators will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. The Company's collaboration with Chiron provides that the parties will share equally in the development costs and profits of any jointly developed product. The Company will be required to provide substantial funds to pay for its share of any such development costs, and to the extent the Company is unwilling or unable to fund its share and Chiron chooses to fund the entire development costs, the Company will forfeit its interest in such product except for the right to receive a predetermined royalty. There can be no assurance that Chiron will commit to fund product development costs if the Company declines to participate. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would require substantially greater capital to undertake research, development and marketing of its proposed products at its own expense. In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

         RPI is engaged in a rapidly changing, highly competitive field. Other products and therapies that may compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Many other companies are actively seeking to develop products, including ribozymes and other products designed to modulate gene expression, such as antisense oligonucleotides, that have disease targets similar to those being pursued by the Company. Some of these competitive products are in clinical trials. There can be no assurance that the Company's competitors will not succeed in developing products based on ribozyme or other technologies, existing or new, that are more effective than any that are being developed by the Company, or that would render the Company's ribozyme technologies obsolete and noncompetitive. Moreover, there currently are commercially available products for the treatment of certain disease targets being pursued by the Company.

         Competition from fully integrated pharmaceutical and biotechnology companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical studies and clinical trials, obtaining regulatory approvals, and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, RPI faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         Development of the Company's products will require a commitment of substantial additional funds to conduct the costly and time consuming research, pre-clinical and clinical testing necessary to bring its potential products to market and to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including, among others, the progress of the Company's research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with pre-clinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company's existing research relationships, evaluation of the commercial viability of the potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures. Based on current projections, the Company estimates that its existing capital resources together with facility and equipment financing and expected revenues from its collaborations, will be sufficient to fund the Company's requirements at least through the end of 1997 (assuming that the Company exercises its option to defer paying the costs of any Phase II or subsequent clinical trials conducted under its collaboration with Chiron until after such date). There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financing, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised through the sale of equity or convertible debt securities, substantial dilution to existing stockholders may result. In the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

UNCERTAINTY OF GOVERNMENTAL REGULATION

         The FDA and comparable agencies in federal, state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those proposed to be developed by the Company or its corporate partners. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other regulatory approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. The Company or its corporate partners may encounter significant delays or excessive costs in their efforts to secure necessary approvals or licenses. Because certain of the products that may result from the Company's research and development programs involve the application of new technologies and will be based on a new therapeutic approach, such products may be subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. There can be no assurance that FDA and other regulatory approvals will be obtained in a timely manner, if at all. Any delay in obtaining, or the failure to obtain, such approvals would adversely affect the Company's ability to generate product or royalty revenues. Even if FDA and other regulatory approvals are obtained, the marketing and manufacturing of products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Additional governmental regulations may be promulgated that could delay regulatory approval of the Company's or a corporate partner's potential products. The Company cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action.

NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

         The Company is highly dependent on its corporate officers and other principal members of its scientific and management staff, the loss of any of whose services might significantly delay or prevent the achievement of the Company's research, development or business objectives. In addition, the Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. Retaining and attracting qualified personnel, consultants and advisors is critical to the Company's success. To pursue its product development and marketing plans, the Company may be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, and marketing. These requirements are also expected to demand the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on the Company, including its ability to conclude collaborations with additional corporate partners.

LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS

         The Company currently has manufacturing facilities to produce limited quantities of some of its compounds for research and development and pre-clinical purposes. The potential pharmaceutical products under development by the Company and its collaborative partners have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company or its collaborative partners is unable to manufacture or contract for a sufficient supply of its potential products on acceptable terms, or if it or they should encounter delays or difficulties in its relationships with manufacturers, the Company's and its collaborative partners' pre-clinical and human clinical testing schedule would be delayed, resulting in a delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which would have a material adverse effect on the Company. Moreover, if a vector delivery approach is required, a viral or non-viral vector that contains the ribozyme must be obtained. There can be no assurance that the Company or its collaborative partners will be able to obtain licenses to, or the appropriate manufacturing of, such a vector with sufficient quality and quantity, and such potential difficulty would have a material adverse effect on the Company. Furthermore, RPI or contract manufacturers must adhere to current Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

LACK OF SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

         The Company currently has no sales, marketing or distribution capability. The Company intends to rely on relationships with pharmaceutical and biotechnology companies with established distribution systems and direct sales forces to market certain of its products and may decide to market other products directly. To market any of its products directly, the Company must develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales, marketing and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful.

UNCERTAINTY OF PHARMACEUTICAL PRICING, THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM MEASURES

         The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of governmental and third party payers to contain or reduce the costs of health care. In the United States and in certain foreign jurisdictions there have been, and the Company expects that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect that such proposals may have on its business, the pendency or approval of such proposals could have a material adverse effect on the Company's ability to raise capital or to obtain additional collaborative partners, and the adoption of such proposals could have a material adverse effect on the Company.

         In both domestic and foreign markets, sales of the Company's potential products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost- effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Future legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products and services. There can be no assurance that any of the Company's potential products will be considered cost effective or that adequate third-party reimbursement would be available to enable RPI to maintain price levels sufficient to realize an appropriate return on its investment in product development. In addition, the trend toward managed health care in the United States and the concurrent growth of organizations, such as health maintenance organizations, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in pricing pressure for any products that might be developed by the Company.

RISK OF PRODUCT LIABILITY; POSSIBLE INABILITY TO OBTAIN INSURANCE

         The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. The Company currently has no clinical trial liability insurance and there can be no assurance that it will be able to obtain and maintain such insurance for any of its clinical trials. In addition, there can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company or its corporate partners. Further, the Company's collaborative agreement with Chiron requires that it obtain certain insurance coverage. Failure to obtain such coverage could result in a breach by the Company of such agreement, which could give rise to rights of termination on the part of Chiron. A product liability claim or recall would have a material adverse effect on the business and financial condition of the Company.

HAZARDOUS MATERIALS

         The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity.

LIKELY VOLATILITY OF STOCK PRICE; NO DIVIDENDS

         The market price of the shares of Company's common stock, like that of the common stock of many other early- stage biopharmaceutical companies, is likely to be highly volatile. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, progress with clinical trials, governmental regulation, changes in reimbursement policies, developments in patent or other proprietary rights of the Company or its competitors, including litigation, developments in the Company's relationships with current or future collaborative partners, if any, public concern as to the safety and efficacy of drugs developed by the Company and its competitors, changes in estimates of the Company's performance by securities analysts, fluctuations in the Company's operating results and general market conditions may have a significant effect on the market price of the Common Stock. The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.


ANTI-TAKEOVER CONSIDERATIONS

         The Board of Directors has authority to issue up to 5,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of the holders of the Common Stock. The Company has no present plans to issue shares of preferred stock. In addition, certain provisions of the Company's Bylaws and of Delaware law applicable to the Company could have the effect of discouraging certain attempts to acquire the Company which could deprive the Company's stockholders of the opportunities to sell their shares of Common Stock at prices higher than prevailing market prices.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company as of December 31, 1996, are as follows:

             NAME                     AGE                  POSITION
             ----                     ---                  --------
Executive Officers
Ralph E. Christoffersen, Ph.D.(1)      59         Chief Executive Officer, President and Director
Lawrence E. Bullock                    41         Vice President, Administration and Finance, Chief Financial
                                                  Officer and Secretary
Nassim Usman, Ph.D.                    37         Vice President of Research

Directors
David T. Morgenthaler (1),(3)          77         Chairman of the Board
Jeremy L. Curnock Cook (2)             47         Director
Anthony B. Evnin, Ph.D. (1),(2)        56         Director
Charles M. Hartman (3)                 55         Director
Anders P. Wiklund (2),(3)              56         Director
Lewis T. Williams, M.D., Ph.D.         47         Director

(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.

         RALPH E. CHRISTOFFERSEN, PH.D. has served as Chief Executive Officer, President and Director of RPI since June 1992. Prior to joining the Company, Dr. Christoffersen was Senior Vice President and Director of U.S. Research at SmithKline Beecham Pharmaceuticals from 1989 to June 1992, and prior to that, held senior management positions in research at The Upjohn Company from 1983 to 1989. Prior to joining The Upjohn Company, Dr. Christoffersen served as a Professor of Chemistry and Vice Chancellor for Academic Affairs at the University of Kansas, and as President of Colorado State University. He received his Ph.D. in physical chemistry from Indiana University.

         LAWRENCE E. BULLOCK has served as Vice President of Administration and Finance, Chief Financial Officer and Secretary since January 1996. Prior to joining RPI, Mr. Bullock was Chief Financial Officer, Director of Finance and Administration and Secretary of La Jolla Pharmaceutical Company, a biopharmaceutical company, from December 1990 to January 1996. Mr. Bullock received his M.B.A. from the University of Utah in 1980.

         NASSIM USMAN, PH.D. has served as Vice President of Research of RPI since May 1996. From April 1994 until May 1996 Dr. Usman served as Director of Chemistry and Biochemistry Research at the Company and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry of RPI. Prior to joining RPI, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology from January 1987 to September 1992. Dr. Usman received his Ph.D. in chemistry from McGill University.

         DAVID T. MORGENTHALER has served as a director of RPI since February 1992 and was elected Chairman of the Board in December 1995. Mr. Morgenthaler was a founder of, and has been Managing Partner of, Morgenthaler Ventures, a private venture capital firm, since 1968. He has been a director of a substantial number of public and private companies. Mr. Morgenthaler received his M.S. degree from the Massachusetts Institute of Technology.

         JEREMY L. CURNOCK COOK has served as a Director of RPI since July 1995. Mr. Cook is a Director of Rothschild Asset Management and has been responsible for the Rothschild Bioscience Unit since 1987. Mr. Cook founded the International Biochemicals Group in 1975 which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. He is also a director of Creative BioMolecules Inc., Targeted Genetics Inc., Cantab Pharmaceuticals plc, and Biocompatibles International plc. Mr. Cook holds an M.A. in Natural Sciences from Trinity College Dublin.

         ANTHONY B. EVNIN, PH.D. has served as a Director of RPI since February 1992. Dr. Evnin has been a General Partner of Venrock Associates, a venture capital partnership, since 1975. He is also a director of Arris Pharmaceutical Corporation, Centocor, Inc., SUGEN, Inc., Opta Food Ingredients, Inc., Kopin Corporation and Triangle Pharmaceuticals, Incorporated. Dr. Evnin received his Ph.D. from the Massachusetts Institute of Technology.

         CHARLES M. HARTMAN has served as a Director of RPI since February 1992. He has been a General Partner of CW Group, a venture capital partnership, since 1983. From 1965 to 1983 Mr. Hartman held a number of positions with Johnson & Johnson. He is a director of SUGEN, Inc.

         ANDERS P. WIKLUND has served as a Director of RPI since August 1994. Mr. Wiklund has been with Biacore Inc. since January 1997, where he is President. Previously, from 1967 through 1996, Mr. Wiklund served in numerous executive positions for the Kabi and Pharmacia group of companies, including President and CEO of Kabi Vitrum Inc. and Kabi Pharmacia, Incorporated. Mr. Wilkund is also a director of PharmaGenics, Inc., InSite Vision, Inc., and Vascular Therapeutics, Incorporated. Mr. Wiklund graduated from the Pharmaceutical Institute in Stockholm, where he received a Master of Pharmacy degree.

         LEWIS T. WILLIAMS, M.D., PH.D. has served as a Director of RPI since February 1996. He has been a Senior Vice President of Research and Development at Chiron Corporation and President of Chiron Technologies since August 1994. Dr. Williams has also been a professor of medicine at the University of California, San Francisco since 1988, and served as an Investigator, Howard Hughes Medical Institute from 1985 to 1993.

         Additional information regarding these persons and compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.


ITEM 10.  EXECUTIVE COMPENSATION

         The information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(A)  1.  INDEX TO FINANCIAL STATEMENTS                               PAGE

Report of Independent Auditors                                        F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-4
Statements of Stockholders' Equity                                    F-5
Statements of Cash Flows                                              F-7
Notes to Financial Statements                                         F-8

2.  EXHIBITS


EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
3.1 *             --      Amended and Restated Certificate of Incorporation dated April 17, 1996.

3.2 *             --      By-laws of the Company, as amended.

4.1 *             --      Reference is made to Exhibits 3.1 and 3.2.

4.2 *             --      Specimen Stock Certificate.

10.1 *            --      Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.

10.2 *            --      Company's Incentive Stock Option Plan (the "ISO Plan"), including form of Incentive Stock
                          Option Agreement under the ISO Plan.

10.3 *            --      Company's Non-Qualified Stock Option Plan (the "NQSO Plan"), including form of Non-Qualified
                          Stock Option under the NQSO Plan.

10.4 *            --      Company's 1996 Stock Option Plan (the "Option Plan"), including forms of Incentive Stock Option and Nonstatutory Stock Option under the Option Plan.

10.5 *            --      Company's 1996 Employee Stock Purchase Plan.

10.6 *            --      Employment Agreement, dated May 1, 1992 between the Company and Ralph Christoffersen, Addendum to Employment Agreement dated as of August 30, 1993, Second Addendum dated January 31, 1994 and
                          Third Addendum dated January 1, 1995.

10.7 *            --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          December 23, 1992.

10.8 *            --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          September 23, 1994.

10.9 *            --      Warrant Purchase Agreement, dated as of March 15, 1995 between the Company and Hambrecht &
                          Quist Guaranty Finance, L.P.

10.10 *           --      Warrant to Purchase Common Stock, dated as of March 15, 1995 issued to Hambrecht & Quist
                          Guaranty Finance, L.P.

10.11 *           --      Warrant to Purchase Common Stock, dated as of February 22, 1993 issued to LINC Scientific
                          Leasing.

10.12 *           --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Douglas E. Olson.

10.13 *           --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Richard J. Warburg and
                          Ruth P. Warburg.

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
10.14 *           --      Warrant to Purchase Common Stock, dated as of December 28, 1994 issued to Competitive
                          Technologies, Inc.

10.15 *           --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to Silicon Valley Bank.

10.16 *           --      Warrant to Purchase Common Stock, dated July 26, 1996 issued to Silicon Valley Bank.

10.17 *           --      Warrant to Purchase Common Stock, dated April 17, 1996, issued to Chiron Corporation.

10.18 *           --      Collaborative Research, Development and Commercialization Agreement, dated July 15, 1994 between the Company and Chiron Corporation.

10.19 *           --      Research Collaboration and Licensing Agreement, dated as of November 1, 1995 between the
                          Company and Pharmacia Biotech, AB

10.20 *           --      Research and Development Collaboration Agreement, dated as of April 19, 1993 between the
                          Company and Parke-Davis Division of Warner-Lambert Company.

10.21 *           --      First Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of April 17, 1995 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.22 *           --      Second Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of February 8, 1996 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.23 *           --      Financing Agreement, dated March 16, 1995 among Wilderness Place Holdings L.L.C., Hambrecht &
                          Quist Guaranty Finance, L.P.  and the Company.

10.24 *           --      Negotiable Promissory Note, dated October 7, 1992 between the Company and Ralph Christoffersen and Addendum dated June 25, 1993.

10.25 *           --      Employment Agreement, dated January 8, 1996 between the Company and Lawrence E. Bullock.

10.26 *           --      Promissory Note, dated February 8, 1996 between the Company and Lawrence E. Bullock.

10.27 *           --      Lease for Real Property, dated May 20, 1992 between Aero-Tech Investments and the Company.

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
10.28 *           --      Non-Disturbance and Attornment Agreement, dated March 31, 1995 among General American Life
                          Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C.  and the Company.

10.29 *           --      Master Lease Agreement, dated September 2, 1992 between the Company and LINC Scientific
                          Leasing.

10.30 *           --      Loan and Security Agreement, dated February 28, 1994 between the Company and Silicon Valley
                          Bank.

10.31 *           --      Loan Modification Agreement, dated December 21, 1994 between the Company and Silicon Valley
                          Bank.

10.32 *           --      Loan and Security Agreement, dated December 29, 1995 between the Company and Silicon Valley
                          Bank and MMC/GATX Partnership No. 1.

10.33 *           --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to MMC/GATX Partnership
                          No.  1

10.34 *           --      Agreement, dated February 29, 1996 between the Company and Chiron Corporation relating to research and development funding.

10.35             --      Amendments to original Employment Agreements between the Company and Ralph E. Christoffersen,
                          Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22,
                          1996 and December 15, 1996.

10.36             --      Promissory Note, dated June 4, 1996 between the Company and Nassim Usman.

10.37             --      Amendment to Lease for Real Property, dated March 13, 1997 between Aero-Tech Investments and the Company.

10.38 **          --      Employment Agreement, dated May 2, 1996 between the Company and Nassim Usman.

10.39 **          --      Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function, dated
                          May 13, 1996 between the Company and Chiron Corporation.

10.40 ***         --      Amended and Restated License Agreement, dated November 20, 1996, between the Company, University
                          Research Corporation, University of Colorado and United States Biochemical Corporation.

10.41 ***         --      Amended and Restated Sublicense Agreement, dated November 20, 1996, between the Company and United
                          States Biochemical Corporation.

10.42 ***         --      Amended and Restated License Agreement, dated November 20, 1996, between the Company and
                          Competitive Technologies, Incorporated.

10.43 ***         --      Memorandum of Understanding, dated March 1, 1996 between the Company and DowElanco.

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
10.44 ***         --      Stock Subscription Agreement, dated September 1996, between the Company and University of
                          Research Corporation.

10.45 ***         --      Stock Subscription Agreement, dated November 20, 1996, between the Company and United States
                          Biochemical Corporation.

10.46 ***         --      Assignment of License and Restated License Agreement, dated November 20, 1996 among the Company,
                          United States Biochemical Corporation and Competitive Technologies.

10.47 ***         --      Letter Agreement dated May 22, 1996, between the Company and ALZA Corporation.

10.48 ***         --      Research and Development Collaboration Agreement dated  December 2, 1996, between the Company and Protogene Laboratories.

10.49 ***         --      License Agreement dated February 14, 1997, between the Company and IntelliGene, Ltd.

10.50 *           --      Subscription Agreement, dated as of April 17, 1995, between the Company and Park-Davis
                          Division of Warner-Lambert Company.

10.51 *           --      Stock Purchase Agreement, dated as of June 28, 1995, among the Company and certain investors.

10.52 *           --      Agreement dated march 1, 1996, between the Company and DowElanco Corporation relating to the conversion of preferred stock.

10.53 *           --      Stock subscription Agreement dated as of October 30, 1995, between the Company and Gewestelijke
                          Investeringsmaatschappij voor Vlaanderon n.v.

11.1              --      Statement regarding calculation of net loss per share.

23.1              --      Consent of Ernst & Young LLP, Independent Auditors.

27.1              --      Financial Data Schedule.

* Incorporated by reference to the Company's Form S-B2 Registration Statement, File No. 333-1908-D.

** Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

*** To be filed by Amendment. The Company is applying for confidential treatment with respect to portions of these exhibits.


(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIBOZYME PHARMACEUTICALS, INC.


                                        By:/s/  RALPH E. CHRISTOFFERSEN
                                        -------------------------------
                                        Ralph E. Christoffersen, Ph.D.
                                        Chief Executive Officer and President

Date:  March 27, 1997


               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                                      DATE
---------                                                     -----                                      ----
/s/  RALPH E. CHRISTOFFERSEN              Chief Executive Officer and President (Principal       March 27, 1997
---------------------------------------   Executive Officer)
Ralph E. Christoffersen, Ph.D.


/s/  LAWRENCE E. BULLOCK                  Vice President, Administration and                     March 27, 1997
---------------------------------------   Finance, Chief Financial Officer and Secretary
Lawrence E. Bullock                       (Principal Financial and Accounting Officer)


/s/  DAVID T. MORGENTHALER                Chairman of the Board of Directors                     March 27, 1997
---------------------------------------
David T. Morgenthaler


/s/  JEREMY C. COOK                       Director                                               March 27, 1997
---------------------------------------
Jeremy C. Cook

/s/  ANTHONY B. EVNIN                     Director                                               March 27, 1997
---------------------------------------
Anthony B. Evnin, Ph.D.

/s/  CHARLES M. HARTMAN                   Director                                               March 27, 1997
---------------------------------------
Charles M. Hartman

/s/  ANDERS WIKLUND                       Director                                               March 27, 1997
---------------------------------------
Anders Wiklund

/s/  LEWIS T. WILLIAMS                    Director                                               March 27, 1997
---------------------------------------
Lewis T. Williams

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
   Ribozyme Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribozyme Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP

Denver, Colorado
February 6, 1997

                         Ribozyme Pharmaceuticals, Inc.

                                 Balance Sheets




                                                          DECEMBER 31
                                                    1996              1995
                                                 -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                      $13,050,678      $  2,913,008
  Securities available-for-sale                    4,543,470         3,507,234
  Restricted cash                                    242,733           530,034
  Accounts receivable                                 74,022            18,060
  Notes receivable--related parties                  157,341            55,000
  Prepaid expenses and other                         213,717           157,835
                                                 -----------------------------
Total current assets                              18,281,961         7,181,171

Property, plant, and equipment:
  Machinery and equipment                          3,652,794         3,294,157
  Leasehold improvements                           3,539,437         3,353,886
  Office furniture and equipment                     857,920           817,183
                                                 -----------------------------
                                                   8,050,151         7,465,226
  Accumulated depreciation                        (3,639,779)       (2,947,831)
                                                 -----------------------------
                                                   4,410,372         4,517,395

Restricted cash                                       52,669           679,896
Notes receivable--related parties                    122,398           217,330
Deferred patent costs, net of accumulated
  amortization (1996--$105,916;
  1995--$65,169)                                   2,008,804         1,490,656
Other assets                                         415,366           136,106
                                                 -----------------------------
Total assets                                     $25,291,570       $14,222,554
                                                 =============================


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                                                                 DECEMBER 31
                                                           1996              1995
                                                       ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade                              $    552,904      $    549,038
  Accrued liabilities                                       216,616            86,390
  Current portion of long-term debt                       1,572,189         1,129,854
  Current portion of capital lease obligations              152,093           768,014
                                                       ------------------------------
Total current liabilities                                 2,493,802         2,533,296

Long-term debt                                            2,430,432         3,026,552
Capital lease obligations                                         -           152,093
Deferred gain                                                 5,515            32,645

Commitments

Stockholders' equity:
  Voting convertible preferred stock, $.01 par
         value; 5,000,000 shares authorized;
         0 and 2,231,960 shares issued and
         outstanding in 1996 and 1995,
         respectively                                             -            22,321
  Common stock, $.01 par value; 20,000,000
         shares authorized; 6,948,304 and
         982,501 shares issued and outstanding in
         1996 and 1995, respectively                         69,483             9,825
  Additional paid-in capital                             67,873,284        40,725,061
  Accumulated deficit                                   (47,382,830)      (32,115,250)
  Unrealized loss on securities available-
         for-sale                                            (9,214)                -
  Deferred compensation                                    (188,902)         (163,989)
                                                       ------------------------------
Total stockholders' equity                               20,361,821         8,477,968
                                                       ------------------------------
Total liabilities and stockholders' equity             $ 25,291,570       $14,222,554
                                                       ==============================



See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                            Statements of Operations




                                                     YEAR ENDED DECEMBER 31
                                                     1996               1995
                                                  ------------------------------
Revenues:
  Collaborative agreements                        $   759,122      $   1,178,248
  Grant and other income                               13,981            101,976
  Interest income                                     936,397            394,656
                                                 -------------------------------
Total revenues                                      1,709,500          1,674,880

Expenses:
  Research and development                         14,188,836         12,204,232
  General and administrative                        1,943,583          1,396,635
  Interest expense                                    844,661            554,160
                                                 -------------------------------
Total expenses                                     16,977,080         14,155,027
                                                 -------------------------------
Net loss                                         $(15,267,580)      $(12,480,147)
                                                 ===============================

Net loss per share                               $      (2.61)     $       (3.86)
Shares used in computing net loss per share         5,844,987          3,230,341


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                       Statements of Stockholders' Equity


                                                                               SERIES A                  SERIES B
                                                  COMMON STOCK             PREFERRED STOCK           PREFERRED STOCK
                                              SHARES        AMOUNT       SHARES       AMOUNT        SHARES       AMOUNT
                                           ------------- ------------- ------------ ------------ ------------- -----------
Balance at December 31, 1994                 981,177       $ 9,812       666,664       $6,667      761,897        $7,619
  Issuance of common stock for cash            1,324            13            --           --           --            --
  Payment on warrants                             --            --            --           --           --            --
  Issuance of Series F preferred
    stock for cash, net of issuance
    costs of $5,909                               --            --            --           --           --            --
  Issuance of Series G preferred
    stock for cash, net of issuance
    costs of $103,139                             --            --            --           --           --            --
  Net loss                                        --            --            --           --           --            --
  Compensation for issuance of
    common stock and options                      --            --            --           --           --            --
  Unrealized gain on securities
    available-for-sale                            --            --            --           --           --            --
                                           -------------------------------------------------------------------------------
Balance at December 31, 1995                 982,501         9,825       666,664        6,667      761,897         7,619
  Conversion of preferred stock in
    connection with initial public
    offering                               2,231,960        22,321      (666,664)      (6,667)    (761,897)       (7,619)
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                 841,279         8,412            --           --           --            --
  Issuance of common stock for cash
    -- initial public offering, net of
    issuance costs of $816,990             2,300,000        23,000            --           --           --            --
  Issuance of common stock for cash
    -- other                                 510,829         5,108            --           --           --            --
  Payment on warrants                             --            --            --           --                         --
  Issuance of common stock for
    employee bonus                            18,810           188            --           --           --            --
  Issuance of common stock under
    employee stock purchase plan              15,842           158            --           --           --            --
  Compensation for issuance of
    common stock and options                      --            --            --           --           --            --
  Issuance of common stock
    for services                               2,083            21            --           --           --            --
  Issuance of common stock relating
    to certain royalty agreements             45,000           450            --           --           --            --
  Net loss                                        --            --            --           --           --            --
  Unrealized loss on securities
    available-for-sale                            --            --            --           --           --            --
                                           -------------------------------------------------------------------------------
Balance at December 31, 1996               6,948,304       $69,483            --         $ --           --          $ --
                                           ===============================================================================


                                                    SERIES C                     SERIES D
                                                 PREFERRED STOCK             PREFERRED STOCK
                                              SHARES        AMOUNT         SHARES        AMOUNT
                                           ------------- -------------- ------------- -------------
Balance at December 31, 1994                 127,877        $1,279         41,666         $417
  Issuance of common stock for cash               --            --             --           --
  Payment on warrants                             --            --             --           --
  Issuance of Series F preferred
    stock for cash, net of issuance
    costs of $5,909                               --            --             --           --
  Issuance of Series G preferred
    stock for cash, net of issuance
    costs of $103,139                             --            --             --           --
  Net loss                                        --            --             --           --
  Compensation for issuance of
    common stock and options                      --            --             --           --
  Unrealized gain on securities
    available-for-sale                            --            --             --           --
                                          ---------------------------------------------------------
Balance at December 31, 1995                 127,877         1,279         41,666          417
  Conversion of preferred stock in
    connection with initial public
    offering                                (127,877)       (1,279)       (41,666)        (417)
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                      --            --             --           --
  Issuance of common stock for cash
   -- initial public offering, net of
    issuance costs of $816,990                    --            --             --           --
  Issuance of common stock for cash
   -- other                                       --            --             --           --
  Payment on warrants                             --            --             --           --
  Issuance of common stock for
    employee bonus                                --            --             --           --
  Issuance of common stock under
    employee stock purchase plan                  --            --             --           --
  Compensation for issuance of
    common stock and options                      --            --             --           --
  Issuance of common stock
    for services                                  --            --             --           --
  Issuance of common stock relating
    to certain royalty agreements                 --            --             --           --
  Net loss                                        --            --             --           --
  Unrealized loss on securities
    available-for-sale                            --            --             --           --
                                          ---------------------------------------------------------
Balance at December 31, 1996                      --          $ --             --         $ --
                                          =========================================================


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                                                  SERIES E                SERIES F                SERIES G          ADDITIONAL
                                              PREFERRED STOCK         PREFERRED STOCK          PREFERRED STOCK        PAID-IN
                                             SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                           ----------   ---------  -----------  ---------  -----------  ---------   -----------
Balance at December 31, 1994                107,095      $1,071          --       $ --           --        $ --     $27,926,345
  Issuance of common stock for cash              --          --          --         --           --          --          1,005
  Payment on warrants                            --          --          --         --           --          --          1,600
  Issuance of Series F preferred
    stock for cash, net of issuance
    costs of $5,909                              --          --      40,160        402           --          --      1,493,689
  Issuance of Series G preferred
    stock for cash, net of issuance
    costs of $103,139                            --          --          --         --      486,601       4,866     10,840,724
  Net loss                                       --          --          --         --           --          --             --
  Compensation for issuance of
    common stock and options                     --          --          --         --           --          --        461,698
  Unrealized gain on securities
    available-for-sale                           --          --          --         --           --          --             --
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1995                107,095       1,071      40,160        402      486,601       4,866     40,725,061
  Conversion of preferred stock in
    connection with initial public
    offering                               (107,095)     (1,071)    (40,160)      (402)    (486,601)     (4,866)            --
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                     --          --          --         --           --          --         (8,412)
  Issuance of common stock for cash
   --initial public offering, net of
    issuance costs of $816,990                   --          --          --         --           --          --     20,550,010
  Issuance of common stock for cash
   -- other                                      --          --          --         --           --          --      3,762,048
  Payment on warrants                            --          --          --         --           --          --      1,800,000
  Issuance of common stock for
    employee bonus                               --          --          --         --           --          --        187,912
  Issuance of common stock under
    employee stock purchase plan                 --          --          --         --           --          --        131,172
  Compensation for issuance of
    common stock and options                     --          --          --         --           --          --        162,530
  Issuance of common stock
    for services                                 --          --          --         --           --          --         23,413
  Issuance of common stock relating
    to certain royalty agreements                --          --          --         --           --          --        539,550
  Net loss                                       --          --          --         --           --          --             --
  Unrealized loss on securities
    available-for-sale                           --          --          --         --           --          --             --
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1996                     --        $ --          --       $ --           --        $ --     $67,873,284
                                           =====================================================================================

                                                          UNREALIZED
                                            ACCUMULATED     LOSS ON       DEFERRED
                                              DEFICIT     SECURITIES    COMPENSATION      TOTAL
                                          -------------- ------------- --------------- ------------
Balance at December 31, 1994               $(19,635,103)   $(70,755)          $ --     $ 8,247,352
  Issuance of common stock for cash                  --          --             --          1,018
  Payment on warrants                                --          --             --          1,600
  Issuance of Series F preferred
    stock for cash, net of issuance
    costs of $5,909                                  --          --             --      1,494,091
  Issuance of Series G preferred
    stock for cash, net of issuance
    costs of $103,139                                --          --             --     10,845,590
  Net loss                                  (12,480,147)         --             --     (12,480,147)
  Compensation for issuance of
    common stock and options                         --          --       (163,989)       297,709
  Unrealized gain on securities
    available-for-sale                               --      70,755             --         70,755
                                          ---------------------------------------------------------
Balance at December 31, 1995                (32,115,250)         --       (163,989)     8,477,968
  Conversion of preferred stock in
    connection with initial public
    offering                                         --          --             --             --
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                         --          --             --             --
  Issuance of common stock for cash
   --initial public offering, net of
    issuance costs of $816,990                       --          --             --     20,573,010
  Issuance of common stock for cash
   -- other                                          --          --             --      3,767,156
  Payment on warrants                                --          --             --      1,800,000
  Issuance of common stock for
    employee bonus                                   --          --             --        188,100
  Issuance of common stock under
    employee stock purchase plan                     --          --             --        131,330
  Compensation for issuance of
    common stock and options                         --          --        (24,913)       137,617
  Issuance of common stock
    for services                                     --          --             --         23,434
  Issuance of common stock relating
    to certain royalty agreements                    --          --             --        540,000
  Net loss                                  (15,267,580)         --             --     (15,267,580)
  Unrealized loss on securities
    available-for-sale                               --      (9,214)            --         (9,214)
                                          ---------------------------------------------------------
Balance at December 31, 1996               $(47,382,830)   $ (9,214)     $(188,902)    $20,361,821
                                          =========================================================



See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                            Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                                         1996                1995
                                                                     --------------------------------
OPERATING ACTIVITIES
Net loss                                                             $(15,267,580)      $(12,480,147)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                        1,648,435          1,245,024
    Amortization                                                           40,747             66,300
    Write-off of deferred patent costs                                          -            357,782
    Compensation related to common stock and options                      889,151            297,709
    Compensation for forgiveness of notes
      receivable--related parties                                          92,466             50,000
    Loss on sale of securities available-for-sale                          13,140              1,693
    Loss on sale of equipment                                                   -             16,215
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (55,962)            62,954
      Prepaid expenses and other                                          (55,882)          (110,764)
      Other assets                                                        (29,260)          (111,258)
      Accounts payable--trade                                               3,866            183,799
      Accrued liabilities                                                 130,226           (274,538)
      Deferred contract revenue                                                 -           (117,743)
      Deferred gain                                                       (27,130)           (36,824)
                                                                     --------------------------------
Net cash used by operating activities                                 (12,617,783)       (10,849,798)

INVESTING ACTIVITIES
Additions to property, plant, and equipment                            (1,541,412)        (3,342,954)
Additions to deferred patent costs                                       (558,895)          (616,092)
Investment in corporate partner                                          (250,000)                 -
Proceeds from sale of equipment                                                 -              2,800
Net purchases of securities available-for-sale                         (1,058,590)        (1,430,996)
Transfer of restricted cash                                               914,528           (709,930)
Loan repayments--related parties                                           56,625                  -
Loan advances--related parties                                           (156,500)           (55,000)
                                                                     --------------------------------
Net cash used by investing activities                                  (2,594,244)        (6,152,172)

FINANCING ACTIVITIES
Net proceeds from sale of shares of preferred and common stock
  and of warrants                                                      26,271,496         12,342,299
Payments under loan facilities                                         (1,316,027)          (455,752)
Borrowings under loan facilities                                        1,162,242          3,341,283
Payments on capital lease obligations                                    (768,014)        (1,039,974)
                                                                     --------------------------------
Net cash provided by financing activities                              25,349,697         14,187,856
                                                                     --------------------------------

Net increase (decrease) in cash and cash equivalents                   10,137,670         (2,814,114)
Cash and cash equivalents at beginning of year                          2,913,008          5,727,122
                                                                     --------------------------------
Cash and cash equivalents at end of year                             $ 13,050,678      $   2,913,008
                                                                     ================================

See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                         Notes to Financial Statements

                               December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Ribozyme Pharmaceuticals, Inc. ("RPI" or the "Company") was incorporated on January 27, 1992 for the purpose of research, development and commercialization of its ribozyme technology. To date, the Company has engaged in the research and development of its ribozyme technology and has experienced significant operating losses in each fiscal year since inception. The Company has not generated any revenue from the commercialization of its ribozyme technology and it expects to continue to incur significant operating losses over at least the next several years.

BASIS OF PRESENTATION

The Company incurred a net loss of $15,267,580 for the year ended December 31, 1996 and has an accumulated deficit of $47,382,830 at December 31, 1996.

Development of the Company's products will require a commitment of substantial additional funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market and to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including, among others, the progress of the Company's research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company's existing research relationships, determination as to the commercial potential of the Company's potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


REVERSE STOCK SPLIT

During 1996, the Company's Board of Directors and stockholders approved a 1-for-9 reverse stock split of its outstanding common stock and preferred stock, to be effected on April 11, 1996, and approved the amendment of the Company's Restated Certificate of Incorporation to adjust the Company's authorized capital stock to 20,000,000 shares of $.01 par value common stock, and 5,000,000 shares of $.01 par value preferred stock. All references in the accompanying financial statements to the number of common and preferred shares and to per share amounts, stock options and warrants, have been retroactively restated to reflect the reverse stock split.

                         Ribozyme Pharmaceuticals, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Beginning January 1, 1996, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. Prior to April 11, 1996, pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to the proposed initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculation as if they were outstanding (using the treasury stock method and the initial public offering price for common stock, stock options and warrants and the as converted method for convertible preferred stock).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash equivalents are comprised of certificates of deposit, money market funds, and investment securities with maturities of three months or less.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment subject to financing obligations are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

DEFERRED PATENT COSTS

The Company capitalizes legal costs directly incurred in pursuing patent applications as deferred patent costs. When such application results in an issued patent, the related costs are amortized over the remaining legal life of the patents, using the straight-line method. On a quarterly basis, the Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

It is possible the above estimates of future economic life of the Company's commercialization revenues, the amount of anticipated future commercialization revenues, or both, will be reduced significantly in the near term due to alternative technologies developed by other biotechnology or pharmaceutical companies. As a result, the carrying amount of deferred patent costs may be reduced in the future.

                         Ribozyme Pharmaceuticals, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the provisions of SFAS 121 in the first quarter of 1996 with no material effect to its financial statements.

REVENUE RECOGNITION

Revenues recognized under the Company's collaborative research agreements and grants are recorded as earned ratably over the term of the agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred.

CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation.

2. SECURITIES AVAILABLE-FOR-SALE

Management has determined that all marketable securities held by the Company at December 31, 1996 and 1995 were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

                         Ribozyme Pharmaceuticals, Inc.

2. SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

The following is a summary of securities available-for-sale:

                                                           GROSS         GROSS
                                          AMORTIZED     UNREALIZED     UNREALIZED     ESTIMATED
                                          COST BASIS       GAINS         LOSSES      FAIR VALUE
                                         -------------------------------------------------------
At December 31, 1996:
  Backed by government securities
     (maturing in 1999 and 2025)         $4,552,684  $          -        $(9,214)     $4,543,470
                                         =======================================================
At December 31, 1995:
  U.S. corporate securities
     (maturing in 1996)                  $3,507,234  $          -     $        -      $3,507,234
                                         =======================================================

The gross realized losses on sales of securities available-for-sale totaled $13,140 and $1,693 in 1996 and 1995, respectively.

3. LONG-TERM DEBT

Long-term debt as of December 31 consists of the following:

                                                 1996               1995
                                               -----------------------------
  Tenant improvement loan (I)                  $   304,951      $    693,077
  Equipment loan (I)                               714,728         1,128,617
  Tenant interest loan (II)                        710,800           878,955
  Tenant improvement and equipment loan (II)     1,240,191         1,455,757
  Equipment loan (III)                           1,031,951                 -
                                               -----------------------------
                                                $4,002,621        $4,156,406
                                               =============================


I. During 1994, the Company obtained a tenant improvement loan of $1,000,000 for leasehold improvements and an equipment loan to purchase up to $1,500,000 of equipment. The interest rate on borrowings under these loan facilities is the lender's prime rate plus 1.75% (10.00% (8.25% prime) at December 31, 1996). The agreement requires monthly principal and interest payments through August 1998.

II. In April 1995, the Company obtained a loan of $1,000,000 collateralized by its tenant interest and certain existing leasehold improvements, and an additional loan to purchase up to $1,500,000 of leasehold improvements and equipment. The terms of the agreement call for fixed monthly principal and interest payments through October 1998, assuming the Company exercises a prepayment option. If the Company does not exercise the option, reduced fixed payments will continue through June 2002.

                         Ribozyme Pharmaceuticals, Inc.

3. LONG-TERM DEBT (CONTINUED)


III. In December 1995, the Company negotiated an additional equipment credit facility of $2,000,000 with a financial institution. The facility commitment is to be terminated on June 30, 1997. The agreement requires monthly principal and interest payments through April 2000, at which time a final payment of $232,436 is due in full.

Interest expense for the years ended December 31, 1996 and 1995 relating to the Company's long-term debt approximates the interest paid during the respective periods.

All assets acquired under the above loan facilities represent collateral for the amounts outstanding. In addition, the Company is required to maintain minimum cash balances in the form of certificates of deposit with a financial institution, in the amount of $295,402 and $1,209,930 at December 31, 1996 and 1995, respectively. These amounts are presented as restricted cash in the accompanying balance sheets.

As of December 31, 1996, maturities of long-term debt are as follows:

                                                      AMOUNT
                                                    ----------

1997                                                $1,572,189
1998                                                 2,087,993
1999                                                   316,090
Thereafter                                              26,349
                                                    ----------
                                                    $4,002,621
                                                    ==========

4. LEASES AND COMMITMENTS

During 1992 and 1993, the Company sold and simultaneously leased back certain property and equipment in connection with various lease agreements. All assets under such leases consisted of general laboratory and scientific equipment, office equipment, furniture, fixtures, and certain leasehold improvements. The interest rate on borrowings under these leases is approximately 11%.

                         Ribozyme Pharmaceuticals, Inc.

4. LEASES AND COMMITMENTS (CONTINUED)

Assets and the related accumulated amortization included in the above leases are as follows as of December 31:

                                                1996               1995
                                            ------------------------------
Machinery and equipment                     $   926,297         $2,262,782
Office furniture and equipment                  205,256            487,218
                                            ------------------------------
                                              1,131,553          2,750,000
Less accumulated amortization                 1,019,680          2,045,584
                                            ------------------------------
                                            $   111,873        $   704,416
                                            ==============================

The Company leases office space under a noncancelable operating lease which was due to expire in June 1997; however, in March 1997 the Company extended the term of the operating lease until June 2002. Total rent expense was $265,732 and $259,901 in 1996 and 1995, respectively.

The Company's lease commitments at December 31, 1996 are as follows:

                                             CAPITAL
                                              LEASE             OPERATING
                                           OBLIGATIONS            LEASE
                                           -----------          ----------
1997                                          $159,272          $  290,940
1998                                                 -              49,965
1999                                                 -              13,560
2000                                                 -                 930
                                              --------          ----------
                                               159,272            $355,395
                                                                ==========
Executory costs                                      -
Amounts representing interest                   (7,179)
                                              --------
                                              $152,093
                                              ========


5. STOCKHOLDERS' EQUITY

In April 1996, the Company completed an initial public offering of its common stock, whereby 2,300,000 shares of the Company's common stock were sold at $10.00 per share, resulting in net proceeds of approximately $20.6 million. As a result of the Company's initial public offering, all preferred shares outstanding were converted into an aggregate of 2,231,960 shares of common stock.

Upon consummation of the initial public offering the Company sold 377,202 shares of common stock to Chiron Corporation ("Chiron") for $3,640,000. Additionally, the Company received $1,800,000 from Chiron to complete the purchase of warrants to purchase 444,444 shares of common stock, issued concurrently with the IPO.

                         Ribozyme Pharmaceuticals, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)


In March 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 300,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, each offering is twenty-four months' duration with purchases occurring on each October 31 and April 30 during each offering (except that April 30, 1996 will not be a purchase date). Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the plan. The Company's Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased.

Pursuant to an antidilution agreement (the "Antidilution Agreement") with a founder of the Company, the Company agreed to issue additional shares to this individual so that he will maintain a 5% interest in the fully diluted equity of the Company until the occurrence of one of several events, including the Company's initial public offering. Accordingly, effective April 11, 1996, 115,506 shares were issued related to the Antidilution Agreement which represented the founder's 5% interest in the Company. No additional rights under the Antidilution Agreement exist.

Below is a summary of common stock reserved by the Company at December 31, 1996 for issuance upon the exercise of the various options, warrants and the purchase plan.

                                                     SHARES
                                                    ---------

Stock option plans                                  1,180,863
Employee stock purchase plan                          284,158
Warrants at $15.75 per share                           10,793
Warrants at $40.50 per share                           11,111
Warrants at $22.50 per share                          465,554
                                                    ---------
                                                    1,952,479
                                                    =========

The Company's ability to pay dividends is restricted by the terms of its tenant improvement and equipment loan facility agreements.

                         Ribozyme Pharmaceuticals, Inc.

6. STOCK OPTION PLANS

The Company established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the "Plans"), under which it is authorized to grant stock options to eligible employees, consultants, and other individuals, as defined in the Plans. Options to purchase the Company's common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally the options become exercisable at twenty percent at the end of each of years one through five. If not exercised, the options expire after ten years. The Board of Directors has also granted certain employees options vesting upon achievement of certain contingent milestone events.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 1996 and 1995, the Company recorded $137,617 and $297,709, respectively, of compensation relating to the grant of milestone-vested stock options and the Antidilution Agreement.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.3% and 5.9%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .566 and .566; and a weighted-average expected life of the option of 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         Ribozyme Pharmaceuticals, Inc.

6. STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                    1996              1995
                               -------------      -------------
Pro forma net loss
                               $(15,554,890)      $(12,492,739)
Pro forma loss per share
                                      (2.66)             (3.87)


Changes in stock options for the years ended December 31, 1996 and 1995 were as follows:

                                                           EXERCISE
                                         OPTIONS             PRICE
                                         --------        ------------
Outstanding at December 31, 1994          353,195        $  .45-$4.50
Options granted                            44,495        $ 2.70-$5.40
Options exercised/canceled                (29,852)       $  .45-$4.50
                                         --------        ------------
Outstanding at December 31, 1995          367,838        $  .45-$5.40
Options granted                           508,652        $2.70-$19.00
Options exercised/canceled               (197,067)       $  .45-$5.40
                                         --------        ------------
Outstanding at December 31, 1996          679,423        $ .45-$19.00
                                         ========        ============


Stock options vest as follows:

                                  OPTIONS
                                  -------
Currently exercisable             109,568
1997                              132,893
1998                              108,001
1999                              105,288
2000                               95,226
2001 and thereafter                89,382
Contingent vesting                 39,065
                                  -------
Total                             679,423
                                  =======

                         Ribozyme Pharmaceuticals, Inc.

7. COLLABORATIVE AGREEMENTS

Parke-Davis

In April 1993, the Company entered into a research and development collaboration agreement with the Parke-Davis division of the Warner-Lambert Corporation ("Parke-Davis"), whereby Parke-Davis is to partially fund the research and development costs incurred by the Company in developing and commercializing ribozyme-based products for application to the treatment of osteoarthritis and other diseases. Pursuant to the Parke-Davis agreement, Parke-Davis purchased 100,100 shares of Series C preferred stock at a price of $29.97 per share in 1993, 27,777 shares of Series C preferred stock at a price of $36.00 per share in 1994, and 40,160 shares of Series F preferred stock at $37.35 per share in 1995, for a total equity investment of $5,500,000. All preferred shares were converted into 168,037 shares of common stock upon the Company's initial public offering.

Also pursuant to the collaboration agreement, through December 31, 1996, Parke-Davis provided $1,700,000 research and development funding to the Company. Parke-Davis has agreed to provide up to $9 million of additional funding upon the achievement of certain scientific milestones. The agreement further provides that the Company shall supply all of Parke-Davis' ribozyme requirements, at various prices above its costs, in both the research and development and commercialization phases, and that the Company has co-promotion rights to the commercial products developed under the Parke-Davis agreement.

Dow Elanco

In September 1993, the Company entered into a research and development study with DowElanco (the "Feasibility Study") to demonstrate the stable integration and the effective use of ribozymes to alter corn composition. If the Feasibility Study is successful, it is the intent of the parties to enter into a long-term license agreement for the development and commercialization of ribozymes to the targets of interest. Pursuant to the terms of the Feasibility Study, DowElanco agreed to reimburse the Company for all of its expenses related to the Feasibility Study and, in 1994, purchased 41,666 shares of Series D preferred stock at a price of $36.00 per share, for a total equity investment of $1,500,000. All preferred shares were converted into 41,666 shares of common stock upon completion of the Company's initial public offering.

Chiron

In July 1994, the Company entered into a research and development collaboration agreement with Chiron to research, develop and market products directed towards five genetic targets, and all human clinical indications associated with those targets. The Company and Chiron will share equally in the costs and profits of any jointly developed products.

                         Ribozyme Pharmaceuticals, Inc.

7. COLLABORATIVE AGREEMENTS (CONTINUED)

In addition, Chiron may, at its option, finance the Company's portion of its Phase II and Phase III drug development costs for mutually approved programs. The Company retains the option to reacquire its rights by reimbursing Chiron for such development costs plus a predetermined risk premium. The term of the research program is five years, with the terms of the agreement to be extended if products are jointly developed. As part of this agreement, Chiron committed to make a $10,000,000 equity investment in the Company. The components of this investment are:

    In 1994, Chiron purchased 100,000 shares of the Company's common stock at a price of $3.60 per share, or $360,000; also in 1994 Chiron purchased 107,095 shares of Series E preferred stock at a price of $37.35 per share, or $4,000,000. In 1996, the Company issued Chiron immediately upon the closing of the Company's initial public offering a warrant to purchase 444,444 shares of the Company's common stock which is exercisable at a price of $22.50 per share, for an aggregate purchase price of $4.50 per warrant share. In 1994, Chiron paid the Company $0.45 per warrant share, or $200,000. The balance of the warrant purchase price, $1,800,000, or $4.05 per warrant share, was paid to the Company upon completion of its initial public offering. Further, Chiron purchased 377,202 common shares with an aggregate value of $3,640,000 upon completion of the Company's initial public offering, at the initial public offering price less one-half of the underwriting discount. Chiron also has a designated Board member on the Company's Board of Directors. All preferred shares were converted into 142,222 shares of common stock upon completion of the Company's initial public offering.

In February 1996, the Company entered into a collaboration with Chiron for the use of ribozymes to characterize gene function. The collaboration gives Chiron the right to develop and commercialize products that result from the collaboration, and would entitle RPI to receive product development milestone payments and royalties on sales of any such commercial products. Chiron and RPI each pay a portion of the research and development expenses of the collaboration, and the Company has provided Chiron $1,800,000 for research funding related to the collaboration.

Pharmacia Biotech AB

In November 1995, the Company and Pharmacia Biotech AB entered into a collaboration and license agreement for the improvement of production scale synthesis of RNA and chimeric oligonucleotides. The goal of the collaboration is to reduce the cost of manufacturing ribozymes and other oligonucleotide products. Pharmacia Biotech AB will provide research funding, synthesis support and instrumentation, while RPI will receive royalties on the sales of modified RNA oligonucleotides and non-DNA primer support. As of December 31, 1996, the Company received $512,500 in funding pursuant to the agreement and an additional $219,000 in January 1997.

8. COMMITMENT AND CONTINGENCY

During 1993, the Company entered into a sponsored research and license agreement with an affiliate of the University of Colorado (the "Affiliate") whereby, in order to maintain an annual right of first refusal on any ribozyme invention by the Affiliate, the Company agreed to provide an unrestricted grant for a total amount of $750,000. The agreement also provided for royalty payments on future commercial product revenues by the Company to the Affiliate. The Affiliate made an investment of approximately $41,000 for 46,188 shares of the Company's common stock upon entering into the agreement.

                         Ribozyme Pharmaceuticals, Inc.

8. COMMITMENT AND CONTINGENCY (CONTINUED)

During 1996, the Company eliminated the royalty arrangement in exchange for 45,000 shares of its common stock. The Company has recognized expense related to the exchange of $540,000 during 1996. The Company's remaining commitments under the above unrestricted grant are as follows:

     1997                         $262,500
     1998                          112,500
                                  --------
                                  $375,000
                                  ========

The Company is involved in legal proceedings which have arisen in the ordinary course of business. In the opinion of management the outcome of the legal proceedings will not have a material adverse impact on the Company's financial position or operations.

9. RELATED PARTY TRANSACTIONS

At December 31, 1996 and 1995, the Company has a total of $225,000 and $155,000, respectively, of non-interest bearing loans due primarily from three officers. Of this balance, $125,000 can be forgiven by the Company under certain employment agreement provisions. The remaining loan balances are payable to the Company under various terms not to exceed 5 years. The Company forgave $85,000 and $50,000 of these loans during each of the years ending December 31, 1996 and 1995, respectively.

10. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109). Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. At December 31, 1996, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

                               NET             RESEARCH AND            STATE
                            OPERATING          DEVELOPMENT          INVESTMENT
EXPIRATION DATE              LOSSES              CREDITS              CREDITS
--------------------------------------------------------------------------------
1999                      $         -             $      -             $14,000
2000                                -                    -              11,000
2001                                -                    -               6,000
2007                        3,506,000              101,000                   -
2008                        7,363,000              185,000                   -
2009                        9,239,000              316,000                   -
2010                       11,923,000              139,000                   -
2011                       15,015,000              181,000                   -
                          -----------             --------             -------
Total                     $47,046,000             $922,000             $31,000
                          ===========             ========             =======

                         Ribozyme Pharmaceuticals, Inc.

10. INCOME TAXES (CONTINUED)

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carryforwards, and could have been triggered by the Company's initial public offering or by subsequent sales of securities by the Company or its shareholders.

The components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                  1996                1995
                                              ------------         ------------
Deferred tax assets:
  Net operating loss carryforwards            $ 17,548,000         $ 11,979,000
  Research and development and state
    investment credit carryforwards                953,000              893,000
  Depreciation                                     619,000              352,000
  Other                                              6,000               26,000
                                              ------------         ------------
                                                19,126,000           13,250,000
  Valuation allowance                          (18,348,000)         (12,686,000)
                                              ------------         ------------
  Net deferred tax assets                          778,000              564,000


Deferred tax liabilities:
  Deferred patent costs                       $    749,000         $    555,000
  Other                                             29,000                9,000
                                               -----------         ------------
Total deferred tax liabilities                     778,000              564,000
                                               -----------         ------------
                                              $          -         $          -
                                              ============         ============

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
3.1 *             --      Amended and Restated Certificate of Incorporation dated April 17, 1996.

3.2 *             --      By-laws of the Company, as amended.

4.1 *             --      Reference is made to Exhibits 3.1 and 3.2.

4.2 *             --      Specimen Stock Certificate.

10.1 *            --      Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.

10.2 *            --      Company's Incentive Stock Option Plan (the "ISO Plan"), including form of Incentive Stock
                          Option Agreement under the ISO Plan.

10.3 *            --      Company's Non-Qualified Stock Option Plan (the "NQSO Plan"), including form of Non-Qualified
                          Stock Option under the NQSO Plan.

10.4 *            --      Company's 1996 Stock Option Plan (the "Option Plan"), including forms of Incentive Stock Option and Nonstatutory Stock Option under the Option Plan.

10.5 *            --      Company's 1996 Employee Stock Purchase Plan.

10.6 *            --      Employment Agreement, dated May 1, 1992 between the Company and Ralph Christoffersen, Addendum to Employment Agreement dated as of August 30, 1993, Second Addendum dated January 31, 1994 and
                          Third Addendum dated January 1, 1995.

10.7 *            --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          December 23, 1992.

10.8 *            --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          September 23, 1994.

10.9 *            --      Warrant Purchase Agreement, dated as of March 15, 1995 between the Company and Hambrecht &
                          Quist Guaranty Finance, L.P.

10.10 *           --      Warrant to Purchase Common Stock, dated as of March 15, 1995 issued to Hambrecht & Quist
                          Guaranty Finance, L.P.

10.11 *           --      Warrant to Purchase Common Stock, dated as of February 22, 1993 issued to LINC Scientific
                          Leasing.

10.12 *           --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Douglas E. Olson.

10.13 *           --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Richard J. Warburg and
                          Ruth P. Warburg.

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
10.14 *           --      Warrant to Purchase Common Stock, dated as of December 28, 1994 issued to Competitive
                          Technologies, Inc.

10.15 *           --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to Silicon Valley Bank.

10.16 *           --      Warrant to Purchase Common Stock, dated July 26, 1996 issued to Silicon Valley Bank.

10.17 *           --      Warrant to Purchase Common Stock, dated April 17, 1996, issued to Chiron Corporation.

10.18 *           --      Collaborative Research, Development and Commercialization Agreement, dated July 15, 1994 between the Company and Chiron Corporation.

10.19 *           --      Research Collaboration and Licensing Agreement, dated as of November 1, 1995 between the
                          Company and Pharmacia Biotech, AB

10.20 *           --      Research and Development Collaboration Agreement, dated as of April 19, 1993 between the
                          Company and Parke-Davis Division of Warner-Lambert Company.

10.21 *           --      First Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of April 17, 1995 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.22 *           --      Second Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of February 8, 1996 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.23 *           --      Financing Agreement, dated March 16, 1995 among Wilderness Place Holdings L.L.C., Hambrecht &
                          Quist Guaranty Finance, L.P.  and the Company.

10.24 *           --      Negotiable Promissory Note, dated October 7, 1992 between the Company and Ralph Christoffersen and Addendum dated June 25, 1993.

10.25 *           --      Employment Agreement, dated January 8, 1996 between the Company and Lawrence E. Bullock.

10.26 *           --      Promissory Note, dated February 8, 1996 between the Company and Lawrence E. Bullock.

10.27 *           --      Lease for Real Property, dated May 20, 1992 between Aero-Tech Investments and the Company.

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
10.28 *           --      Non-Disturbance and Attornment Agreement, dated March 31, 1995 among General American Life
                          Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C.  and the Company.

10.29 *           --      Master Lease Agreement, dated September 2, 1992 between the Company and LINC Scientific
                          Leasing.

10.30 *           --      Loan and Security Agreement, dated February 28, 1994 between the Company and Silicon Valley
                          Bank.

10.31 *           --      Loan Modification Agreement, dated December 21, 1994 between the Company and Silicon Valley
                          Bank.

10.32 *           --      Loan and Security Agreement, dated December 29, 1995 between the Company and Silicon Valley
                          Bank and MMC/GATX Partnership No. 1.

10.33 *           --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to MMC/GATX Partnership
                          No.  1

10.34 *           --      Agreement, dated February 29, 1996 between the Company and Chiron Corporation relating to research and development funding.

10.35             --      Amendments to original Employment Agreements between the Company and Ralph E. Christoffersen,
                          Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22,
                          1996 and December 15, 1996.

10.36             --      Promissory Note, dated June 4, 1996 between the Company and Nassim Usman.

10.37             --      Amendment to Lease for Real Property, dated March 13, 1997 between Aero-Tech Investments and the Company.

10.38 **          --      Employment Agreement, dated May 2, 1996 between the Company and Nassim Usman.

10.39 **          --      Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function, dated
                          May 13, 1996 between the Company and Chiron Corporation.

10.40 ***         --      Amended and Restated License Agreement, dated November 20, 1996, between the Company, University
                          Research Corporation, University of Colorado and United States Biochemical Corporation.

10.41 ***         --      Amended and Restated Sublicense Agreement, dated November 20, 1996, between the Company and United
                          States Biochemical Corporation.

10.42 ***         --      Amended and Restated License Agreement, dated November 20, 1996, between the Company and Competitive
                          Technologies, Incorporated.

10.43 ***         --      Memorandum of Understanding, dated March 1, 1996 between the Company and DowElanco.

                                EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
10.44 ***         --      Stock Subscription Agreement, dated September 1996, between the Company and University of
                          Research Corporation.

10.45 ***         --      Stock Subscription Agreement, dated November 20, 1996, between the Company and United States
                          Biochemical Corporation.

10.46 ***         --      Assignment of License and Restated License Agreement, dated November 20, 1996, among the
                          Company, United States Biochemical Corporation and Competitive Technologies.

10.47 ***         --      Letter Agreement dated May 22, 1996, between the Company and ALZA Corporation.

10.48 ***         --      Research and Development Collaboration Agreement dated  December 2, 1996, between the Company and Protogene Laboratories.

10.49 ***         --      License Agreement dated February 14, 1997, between the Company and IntelliGene, Ltd.

10.50 *           --      Subscription Agreement, dated as of April 17, 1995, between the Company and Parke-Davis
                          Davis Division of Warner-Lambert Company.

10.51 *           --      Stock Purchase Agreement, dated as of June 28, 1995, among the Company and certain investors.

10.52 *           --      Agreement dated March 1, 1996, between the Company and DowElanco Corporation relating to the conversion of preferred stock.

10.53 *           --      Stock Subscription Agreement dated as of October 30, 1995 between the Company and Gewestelijke
                          Investeringsmaatschappjj voor Vlaanderon n.v.

11.1              --      Statement regarding calculation of net loss per share.

23.1              --      Consent of Ernst & Young LLP, Independent Auditors.

27.1              --      Financial Data Schedule.

* Incorporated by reference to the Company's Form S-B2 Registration Statement, File No. 333-1908-D.

** Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

*** To be filed by Amendment. The Company is applying for confidential treatment with respect to portions of these exhibits.