Form 10KSB/A
period 1996-12-31
RIBOZYME PHARMACEUTICALS INC
filed 1997-05-15
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                ---------------

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
          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ending December 31, 1996 were $1,709,500.

The aggregate market value of the voting stock held by non-affiliates of the Company, as of May 6, 1997, was approximately $26,490,300.

The number of shares of the Company's common stock, par value $.01 per share, outstanding as of May 6, 1997, was 6,981,053.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            DOCUMENT                             PART(S) INTO WHICH INCORPORATED
            --------                             -------------------------------
Proxy Statement to be used in connection with              Part III
the Annual meeting of Stockholders to be held
May 22, 1997 (the "Proxy Statement"), to be filed with the Commission prior to April 30, 1997, pursuant to Regulation 144 of the General Rules and Regulations of the Commission is incorporated by reference herein.

PART I

          The Company's Form 10-KSB for the year ended December 31, 1996, filed on March 31, 1997, is hereby incorporated by reference in its entirety.


PART II

          The Company's Form 10-KSB for the year ended December 31, 1996, filed on March 31, 1997, is hereby incorporated by reference in its entirety.


PART III

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

         The Company's Financial Statements for the year ended December 31, 1996, were filed on March 31, 1997 on Form 10-KSB and are hereby incorporated by reference in their entirety.

2.  EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------

 3.1 (1)        --    Amended and Restated Certificate of Incorporation dated
                     April 17, 1996.

 3.2 (1)        --    By-laws of the Company, as amended.

 4.1 (1)        --    Reference is made to Exhibits 3.1 and 3.2.

 4.2 (1)        --    Specimen Stock Certificate.

10.1 (1)       --    Form of Indemnity Agreement entered into between the
                     Company and its directors and officers, with related schedule.

10.2 (1)       --    Company's Incentive Stock Option Plan (the "ISO Plan"),
                     including form of Incentive Stock Option Agreement under the ISO Plan.

10.3 (1)       --    Company's Non-Qualified Stock Option Plan (the "NQSO
                     Plan"), including form of Non-Qualified Stock Option under the NQSO Plan.

10.4 (1)       --    Company's 1996 Stock Option Plan (the "Option Plan"),
                     including forms of Incentive Stock Option and Nonstatutory
                     Stock Option under the Option Plan.

10.5 (1)       --    Company's 1996 Employee Stock Purchase Plan.

10.6 (1)       --    Employment Agreement, dated May 1, 1992 between the
                     Company and Ralph Christoffersen, Addendum to Employment
                     Agreement dated as of August 30, 1993, Second Addendum dated January 31, 1994 and Third Addendum dated January 1,
                     1995.

10.7 (1)       --    Incentive Stock Option Agreement between the Company and
                     Ralph E. Christoffersen, dated as of December 23, 1992.

10.8 (1)       --    Incentive Stock Option Agreement between the Company and
                     Ralph E. Christoffersen, dated as of September 23, 1994.

10.9 (1)       --    Warrant Purchase Agreement, dated as of March 15, 1995
                     between the Company and Hambrecht & Quist Guaranty Finance,
                     L.P.

10.10 (1)      --    Warrant to Purchase Common Stock, dated as of March 15,
                     1995 issued to Hambrecht & Quist Guaranty Finance, L.P.

10.11 (1)      --    Warrant to Purchase Common Stock, dated as of February 21,
                     1993 issued to LINC Scientific Leasing.

10.12 (1)      --    Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Douglas E. Olson.

10.13 (1)      --    Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Richard J. Warburg and Ruth P. Warburg.

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------

10.14 (1)     --     Warrant to Purchase Common Stock, dated as of December 28,
                     1994 issued to Competitive Technologies, Inc.

10.15 (1)     --     Warrant to Purchase Common Stock, dated as of December 29,
                     1995 issued to Silicon Valley Bank.

10.16 (1)     --     Warrant to Purchase Common Stock, dated July 26, 1996
                     issued to Silicon Valley Bank.

10.17 (1)     --     Warrant to Purchase Common Stock, dated April 17, 1996,
                     issued to Chiron Corporation.

10.18 (1)     --     Collaborative Research, Development and Commercialization
                     Agreement, dated July 15, 1994 between the Company and
                     Chiron Corporation.

10.19 (1)     --     Research Collaboration and Licensing Agreement, dated as of
                     November 1, 1995 between the Company and Pharmacia
                     Biotech, AB

10.20 (1)     --     Research and Development Collaboration Agreement, dated as of April 19, 1993 between the Company and Parke-Davis
                     Division of Warner-Lambert Company.

10.21 (1)     --     First Amendment to the Research and Development
                     Collaboration Agreement, dated April 19, 1993, dated as of April 17, 1995 between the Company and Parke-Davis
                     Division of Warner-Lambert Company.

10.22 (1)     --     Second Amendment to the Research and Development
                     Collaboration Agreement, dated April 19, 1993, dated as of February 8, 1996 between the Company and Parke-Davis
                     Division of Warner-Lambert Company.

10.23 (1)     --     Financing Agreement, dated March 16, 1995 among Wilderness
                     Place Holdings L.L.C.,  Hambrecht & Quist Guaranty
                     Finance, L.P. and the Company.

10.24 (1)     --     Negotiable Promissory Note, dated October 7, 1992 between
                     the Company and Ralph Christoffersen and Addendum dated
                     June 25, 1993.

10.25 (1)     --     Employment Agreement, dated January 8, 1996 between the
                     Company and Lawrence E. Bullock.

10.26 (1)     --     Promissory Note, dated February 8, 1996 between the
                     Company and Lawrence E. Bullock.

10.27 (1)     --     Lease for Real Property, dated May 20, 1992 between
                     Aero-Tech Investments and the Company.

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------

10.28 (1)          --    Non-Disturbance and Attornment Agreement, dated March
                         31, 1995 among General American Life Insurance Company,
                         Aero-Tech Investments, Wilderness Place Holdings L.L.C.
                         and the Company.

10.29 (1)          --    Master Lease Agreement, dated September 2, 1992 between
                         the Company and LINC Scientific Leasing.

10.30 (1)          --    Loan and Security Agreement, dated February 28, 1994
                         between the Company and Silicon Valley Bank.

10.31 (1)          --    Loan Modification Agreement, dated December 21, 1994
                         between the Company and Silicon Valley Bank.

10.32 (1)          --    Loan and Security Agreement, dated December 29, 1995
                         between the Company and Silicon Valley Bank and MMC/
                         GATX Partnership No. 1.

10.33 (1)          --    Warrant to Purchase Common Stock, dated as of December
                         29, 1995 issued to MMC/GATX Partnership No. 1

10.34 (1)          --    Agreement, dated February 29, 1996 between the Company
                         and Chiron Corporation relating to research and development funding.

10.35 (3)          --    Amendments to original Employment Agreements between
                         the Company and Ralph E. Christoffersen, Lawrence E.
                         Bullock and Nassim Usman, pursuant to letters dated
                         November 14, 1996, November 22, 1996 and December 15,
                         1996.

10.36 (3)          --    Promissory Note, dated June 4, 1996 between the Company
                         and Nassim Usman.

10.37 (3)          --    Amendment to Lease for Real Property, dated March 13,
                         1997 between Aero-Tech Investments and the Company.

10.38 (2)          --    Employment Agreement, dated May 2, 1996 between the
                         Company and Nassim Usman.

10.39 (2)          --    Collaboration Agreement Regarding Use of Ribozymes to
                         Determine Gene Function, dated May 13, 1996 between the
                         Company and Chiron Corporation.

10.40 (4)          --    Amended and Restated License Agreement, dated November
                         20, 1996, between the Company, University Research
                         Corporation, University of Colorado and United States
                         Biochemical Corporation.

10.41              --    Amended and Restated Sublicense Agreement, dated
                         November 20, 1996, between the Company and United
                         States Biochemical Corporation.

10.42 (4)          --    Amended and Restated License Agreement, dated November
                         20, 1996, between the Company and Competitive
                         Technologies, Incorporated.

10.43 (1)          --    Memorandum of Understanding, dated March 1, 1996
                         between the Company and DowElanco.

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------

10.44              --    Stock Subscription Agreement, dated September 1996,
                         between the Company and University of Research
                         Corporation.

10.45              --    Stock Subscription Agreement, dated November 20, 1996,
                         between the Company and United States Biochemical
                         Corporation.

10.46 (4)          --    Assignment of License and Restated License Agreement,
                         dated November 20, 1996, among the Company, United
                         States Biochemical Corporation and Competitive
                         Technologies.

10.47              --    No exhibit.

10.48              --    No exhibit.

10.49 (4)          --    License Agreement dated February 14, 1997, between the
                         Company and IntelliGene, Ltd.

10.50 (1)          --    Subscription Agreement, dated as of April 17, 1995,
                         between the Company and Parke-Davis Division of Warner-
                         Lambert Company.

10.51 (1)          --    Stock Purchase Agreement, dated as of June 28, 1995,
                         among the Company and certain investors.

10.52 (1)          --    Agreement dated March 1, 1996, between the Company and
                         DowElanco Corporation relating to the conversion of preferred stock.

10.53 (1)          --    Stock Subscription Agreement dated as of October 30,
                         1995, between the Company and Gewestelijke
                         Investeringsmaatschappij voor Vlaanderon n.v.

11.1 (3)           --    Statement regarding calculation of net loss per share.

23.1 (3)           --    Consent of Ernst & Young LLP, Independent Auditors.

27.1 (3)           --    Financial Data Schedule.

(1) Incorporated by reference to the Company's Form S-B2 Registration Statement, File No. 333-1908-D.

(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

(4) The Company has applied for confidential treatment for certain portions of these exhibits.


(b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter
                            ended December 31, 1996.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIBOZYME PHARMACEUTICALS, INC.


                                        By: /s/  RALPH E. CHRISTOFFERSEN
                                           -----------------------------------
                                           Ralph E. Christoffersen, Ph.D.
                                           Chief Executive Officer and President

Date:  May  14, 1997


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                               DATE
              ---------                                   -----                               ----
/s/  RALPH E. CHRISTOFFERSEN                Chief Executive Officer and President              May 14, 1997
-----------------------------------         (Principal Executive Officer)
Ralph E. Christoffersen, Ph.D.


/s/  LAWRENCE E. BULLOCK                    Vice President, Administration and                 May 14, 1997
-----------------------------------         Finance, Chief Financial Officer and Secretary
Lawrence E. Bullock                         (Principal Financial and Accounting Officer)


/s/  DAVID T. MORGENTHALER                  Chairman of the Board of Directors                 May 14, 1997
-----------------------------------
David T. Morgenthaler

/s/  JEREMY C. COOK                         Director                                           May 14, 1997
-----------------------------------
Jeremy C. Cook

/s/  ANTHONY B. EVNIN                       Director                                           May 14, 1997
-----------------------------------
Anthony B. Evnin, Ph.D.

/s/  CHARLES M. HARTMAN                     Director                                           May 14, 1997
-----------------------------------
Charles M. Hartman

/s/  ANDERS WIKLUND                         Director                                           May 14, 1997
-----------------------------------
Anders Wiklund

/s/  LEWIS T. WILLIAMS                      Director                                           May 14, 1997
-----------------------------------
Lewis T. Williams

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------

 3.1 (1)            --   Amended and Restated Certificate of Incorporation
                         dated April 17, 1996.

 3.2 (1)            --   By-laws of the Company, as amended.

 4.1 (1)            --   Reference is made to Exhibits 3.1 and 3.2.

 4.2 (1)            --   Specimen Stock Certificate.

10.1 (1)           --    Form of Indemnity Agreement entered into between the
                         Company and its directors and officers, with related schedule.

10.2 (1)           --    Company's Incentive Stock Option Plan (the "ISO Plan"),
                         including form of Incentive Stock Option Agreement under the ISO Plan.

10.3 (1)           --    Company's Non-Qualified Stock Option Plan (the "NQSO
                         Plan"), including form of Non-Qualified Stock Option under the NQSO Plan.

10.4 (1)           --    Company's 1996 Stock Option Plan (the "Option  Plan"),
                         including forms of Incentive Stock Option and Nonstatutory Stock Option under the Option Plan.

10.5 (1)           --    Company's 1996 Employee Stock Purchase Plan.

10.6 (1)           --    Employment Agreement, dated May 1, 1992 between the
                         Company and Ralph Christoffersen,  Addendum to
                         Employment Agreement dated as of August 30, 1993,
                         Second Addendum dated January 31, 1994 and Third
                         Addendum dated January 1, 1995.

10.7 (1)           --    Incentive Stock Option Agreement between the Company
                         and Ralph E. Christoffersen, dated as of December 23,
                         1992.

10.8 (1)           --    Incentive Stock Option Agreement between the Company
                         and Ralph E. Christoffersen, dated as of September 23,
                         1994.

10.9 (1)           --    Warrant Purchase Agreement, dated as of March 15, 1995
                         between the Company and Hambrecht & Quist Guaranty
                         Finance, L.P.

10.10 (1)          --    Warrant to Purchase Common Stock, dated as of March 15,
                         1995 issued to Hambrecht & Quist Guaranty Finance, L.P.

10.11 (1)          --    Warrant to Purchase Common Stock, dated as of February
                         22, 1993 issued to LINC Scientific Leasing.

10.12 (1)          --    Warrant to Purchase Common Stock, dated as of July 30,
                         1993 issued to Douglas E. Olson.

10.13 (1)          --    Warrant to Purchase Common Stock, dated as of July 30,
                         1993 issued to Richard J. Warburg and Ruth P. Warburg.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------

10.14 (1)          --    Warrant to Purchase Common Stock, dated as of December
                         28, 1994 issued to Competitive Technologies, Inc.

10.15 (1)          --    Warrant to Purchase Common Stock, dated as of December
                         29, 1995 issued to Silicon Valley Bank.

10.16 (1)          --    Warrant to Purchase Common Stock, dated July 26, 1996
                         issued to Silicon Valley Bank.

10.17 (1)          --    Warrant to Purchase Common Stock, dated April 17, 1996,
                         issued to Chiron Corporation.

10.18 (1)          --    Collaborative Research, Development and
                         Commercialization Agreement, dated July 15, 1994 between the Company and Chiron Corporation.

10.19 (1)          --    Research Collaboration and Licensing Agreement, dated
                         as of November 1, 1995 between the Company and Pharmacia Biotech, AB

10.20 (1)          --    Research and Development Collaboration Agreement, dated
                         as of April 19, 1993 between the Company and Parke-
                         Davis Division of Warner-Lambert Company.

10.21 (1)          --    First Amendment to the Research and Development
                         Collaboration Agreement, dated April 19, 1993, dated as of April 17, 1995 between the Company and Parke-Davis
                         Division of Warner-Lambert Company.

10.22 (1)          --    Second Amendment to the Research and Development
                         Collaboration Agreement, dated April 19, 1993, dated as of February 8, 1996 between the Company and Parke-Davis
                         Division of Warner-Lambert Company.

10.23 (1)          --    Financing Agreement, dated March 16, 1995 among
                         Wilderness Place Holdings L.L.C.,  Hambrecht & Quist
                         Guaranty Finance, L.P. and the Company.

10.24 (1)          --    Negotiable Promissory Note, dated October 7, 1992
                         between the Company and Ralph Christoffersen and Addendum dated June 25, 1993.

10.25 (1)          --    Employment Agreement, dated January 8, 1996 between the
                         Company and Lawrence E. Bullock.

10.26 (1)          --    Promissory Note, dated February 8, 1996 between the
                         Company and Lawrence E. Bullock.

10.27 (1)          --    Lease for Real Property, dated May 20, 1992 between
                         Aero-Tech Investments and the Company.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------

10.28 (1)          --    Non-Disturbance and Attornment Agreement, dated March
                         31, 1995 among General American Life Insurance Company,
                         Aero-Tech Investments, Wilderness Place Holdings L.L.C.
                         and the Company.

10.29 (1)          --    Master Lease Agreement, dated September 2, 1992 between
                         the Company and LINC Scientific Leasing.

10.30 (1)          --    Loan and Security Agreement, dated February 28, 1994
                         between the Company and Silicon Valley Bank.

10.31 (1)          --    Loan Modification Agreement, dated December 21, 1994
                         between the Company and Silicon Valley Bank.

10.32 (1)          --    Loan and Security Agreement, dated December 29, 1995
                         between the Company and Silicon Valley Bank and MMC/
                         GATX Partnership No. 1.

10.33 (1)          --    Warrant to Purchase Common Stock, dated as of December
                         29, 1995 issued to MMC/GATX Partnership No. 1

10.34 (1)          --    Agreement, dated February 29, 1996 between the Company
                         and Chiron Corporation relating to research and development funding.

10.35 (3)          --    Amendments to original Employment Agreements between
                         the Company and Ralph E. Christoffersen, Lawrence E.
                         Bullock and Nassim Usman, pursuant to letters dated
                         November 14, 1996, November 22, 1996 and December 15,
                         1996.

10.36 (3)          --    Promissory Note, dated June 4, 1996 between the Company
                         and Nassim Usman.

10.37 (3)          --    Amendment to Lease for Real Property, dated March 13,
                         1997 between Aero-Tech Investments and the Company.

10.38 (2)          --    Employment Agreement, dated May 2, 1996 between the
                         Company and Nassim Usman.

10.39 (2)          --    Collaboration Agreement Regarding Use of Ribozymes to
                         Determine Gene Function, dated May 13, 1996 between the
                         Company and Chiron Corporation.

10.40 (4)          --    Amended and Restated License Agreement, dated November
                         20, 1996, between the Company, University Research
                         Corporation, University of Colorado and United States
                         Biochemical Corporation.

10.41              --    Amended and Restated Sublicense Agreement, dated
                         November 20, 1996, between the Company and United
                         States Biochemical Corporation.

10.42 (4)          --    Amended and Restated License Agreement, dated November
                         20, 1996, between the Company and Competitive
                         Technologies, Incorporated.

10.43 (1)          --    Memorandum of Understanding, dated March 1, 1996
                         between the Company and DowElanco.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------

10.44              --    Stock Subscription Agreement, dated September 1996,
                         between the Company and University of Research
                         Corporation.

10.45              --    Stock Subscription Agreement, dated November 20, 1996,
                         between the Company and United States Biochemical
                         Corporation.

10.46 (4)          --    Assignment of License and Restated License Agreement,
                         dated November 20, 1996, among the Company, United
                         States Biochemical Corporation and Competitive
                         Technologies.

10.47              --    No exhibit.

10.48              --    No exhibit.

10.49 (4)          --    License Agreement dated February 14, 1997, between the
                         Company and IntelliGene, Ltd.

10.50 (1)          --    Subscription Agreement, dated as of April 17, 1995,
                         between the Company and Parke-Davis Division of Warner-
                         Lambert Company.

10.51 (1)          --    Stock Purchase Agreement, dated as of June 28, 1995,
                         among the Company and certain investors.

10.52 (1)          --    Agreement dated March 1, 1996, between the Company and
                         DowElanco Corporation relating to the conversion of preferred stock.

10.53 (1)          --    Stock Subscription Agreement dated as of October 30,
                         1995, between the Company and Gewestelijke
                         Investeringsmaatschappij voor Vlaanderon n.v.

11.1 (3)           --    Statement regarding calculation of net loss per share.

23.1 (3)           --    Consent of Ernst & Young LLP, Independent Auditors.

27.1 (3)           --    Financial Data Schedule.

(1) Incorporated by reference to the Company's Form S-B2 Registration Statement, File No. 333-1908-D.

(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

(4) The Company has applied for confidential treatment for certain portions of these exhibits.


(b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter
                            ended December 31, 1996.