Form 10QSB
period 1997-03-31
RIBOZYME PHARMACEUTICALS INC
filed 1997-05-15
CIK 892112

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 6, 1997 was 6,981,053.

===============================================================================

                         RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB

PART 1 - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheet - March 31, 1997..........................  3

        Condensed Statements of Operations - Three Months Ended
        March 31, 1997 and 1996...........................................  4

        Condensed Statements of Cash Flows - Three Months Ended
        March 31, 1997 and 1996...........................................  5

        Notes to Condensed Financial Statements...........................  6

Item 2. Management's Discussion and Analysis or Plan of Operation.........  7

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................  9

SIGNATURES................................................................ 10

Exhibit Index............................................................. 11

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                           March 31,
ASSETS                                                       1997
                                                         ------------
Current assets
    Cash and cash equivalents                            $  9,672,868
    Securities available-for-sale                           4,538,884
    Restricted cash                                           193,263
    Accounts receivable                                        38,541
    Notes receivable-related parties                          131,591
    Prepaid expenses and other                                138,040
                                                         ------------
Total current assets                                       14,713,187


Equipment and leasehold improvements at cost, net
    of accumulated depreciation and amortization            4,554,730
Restricted cash                                                30,096
Notes receivable-related parties                               84,932
Deferred patents, net                                       2,071,562
Other assets, net                                             422,036
                                                         ------------
Total assets                                             $ 21,876,543
                                                         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, trade                              $    629,524
    Accrued liabilities                                       112,288
    Current portion of long-term debt and capital
       lease obligations                                    1,529,196
                                                         ------------
Total current liabilities                                   2,271,008

Long-term debt and capital lease obligations                2,232,371
Deferred gain                                                   4,029

Stockholders' equity
    Common stock                                               69,640
    Additional paid-in capital                             67,900,517
    Deferred compensation
                                                             (202,480)
    Accumulated deficit                                   (50,398,542)
                                                         ------------
Total stockholders' equity                                 17,369,135

                                                         ------------
Total liabilities and stockholders' equity               $ 21,876,543
                                                         ============



See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                   1997             1996
                                                -----------      -----------
Revenues:
     Collaborative agreements                   $   394,000      $   559,122
     Grant and other income                           1,486              800
     Interest income                                205,495           59,048
                                                -----------      -----------
                 Total revenues                     600,981          618,970
                                                -----------      -----------

Expenses:
     Research and development                     2,982,318        3,029,104
     General and administrative                     389,590          470,598
     Interest expense                               244,785          221,694
                                                -----------      -----------
                 Total expenses                   3,616,693        3,721,396
                                                -----------      -----------

Net loss                                        $(3,015,712)     $(3,102,426)
                                                ===========      ===========

Net loss per share                              $     (0.43)     $     (0.92)
                                                ===========      ===========

Shares used in computing net loss per share       6,957,256        3,372,366
                                                ===========      ===========


See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                                1997               1996
                                                                            ---------------- ----------------
  OPERATING ACTIVITIES
  Net loss                                                                  $  (3,015,712)      $ (3,102,426)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                413,063            445,132
     Compensation for forgiveness of notes
        receivable-related parties                                                 62,466             62,466
     Loss on sale of securities                                                         -              8,577
     Changes in operating assets and liabilities:
        Accounts receivable                                                        35,481             12,175
        Prepaid expenses and other                                                 75,679           (301,130)
        Other assets                                                               (8,901)               162
        Accounts payable                                                           76,619            112,606
        Accrued liabilities                                                      (104,329)           (20,246)
        Deferred gain                                                              (1,486)            (9,388)
                                                                            -------------       ------------
        Net cash used in operating activities                                  (2,467,120)        (2,792,072)

  INVESTING ACTIVITIES
     Additions to property, plant and equipment, net                             (546,424)          (714,594)
     Additions to patents and other intangible assets, net                        (71,526)           (89,652)
     Net sales of securities available-for-sale                                       218          2,498,552
     Transfer of restricted cash                                                   72,043                  -
     Loan repayments-related parties                                                  750                  -
     Loan advancements-related parties                                                  -            (75,000)
                                                                            -------------       ------------
        Net cash (used in) provided by investing activities                      (544,939)         1,619,306

  FINANCING ACTIVITIES
     Net proceeds from sale of shares of common stock                              27,394             36,189
     Proceeds from issuance of long-term debt                                           -            411,238
     Principal payments on long-term debt and capital lease obligations          (393,145)          (480,653)
                                                                            -------------       ------------
        Net cash used in financing activities                                    (365,751)           (33,226)

  Net decrease in cash and cash equivalents                                    (3,377,810)        (1,205,992)
  Cash and cash equivalents at beginning of period                             13,050,678          2,913,009
                                                                            -------------       ------------
  Cash and cash equivalents at end of period                                $   9,672,868       $  1,707,017
                                                                            =============       ============


See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the three-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

         Had net loss per share been presented on the historical basis, average shares outstanding would have equaled 1,040,529 and net loss per share would have been $2.98 for the three months ended March 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on these quarters is not expected to be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Ribozyme Pharmaceuticals, Inc. ("RPI") is a public company that was founded to capitalize on the broad potential of ribozymes for use as human therapeutics and in other areas, including the identification of gene function and therapeutic target validation. Ribozymes are a form of RNA that have the ability to selectively inhibit protein production. RPI has entered into collaborations with Chiron Corporation and the Parke-Davis Division of the Warner Lambert Company to develop ribozyme products for specific therapeutic targets in human health, with Schering AG plus a second collaboration with Chiron in the gene function/target validation area, with Pharmacia Biotech AB on the production-scale synthesis of RNA and chimeric oligonucleotides, with ALZA Corporation on ribozyme delivery, with Protogene Laboratories to develop automated machines for high throughput non-DNA nucleic acid synthesis, and with IntelliGene Corporation for development of ribozyme-based diagnostics.

         The Company has incurred losses since inception and, as of March 31, 1997, had an accumulated deficit of $50.4 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

         Collaborative agreement revenue decreased 30% to $394,000 for the three month period ended March 31, 1997, from $559,000 for the corresponding period in 1996. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones. The decrease in 1997 from the corresponding period in 1996 is primarily the result of decreasing specified one-time payments from Pharmacia Biotech in a collaboration on the development of improved synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides, as well as payments received during the first quarter in 1996 for collaborations which have since terminated.

         Interest income increased to $205,000 for the three months ended March 31, 1997 compared to $59,000 for the corresponding period in 1996. The increase is due to higher average balances in cash and cash equivalents and marketable securities as a result of the Company's initial public offering completed in April 1996.

         Research and development expenses decreased 2% to $2.9 million for the three months ended March 31, 1997, compared to $3.0 million for the corresponding period in 1996. The slight decrease is a timing variance in outside contract service expenditures. Other expenses in research and development have increased slightly in the three month period ended March 31, 1997, compared to the corresponding period in 1996. The Company expects overall increases in research and development expenses as it expands its research and development programs, including pre-clinical studies and clinical trials.

         General and administrative expenses decreased 17% to $390,000 for the three months ended March 31, 1997, compared to $471,000 for the corresponding period in 1996. The decrease in general and administrative expenses is primarily due to staffing changes of management and administrative personnel and a corresponding decrease in travel, supplies and other expenses related to personnel. The Company expects increases in general and administrative expenses due to the hiring of management and administrative personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts.

         Interest expense increased 10% to $245,000 for the period ended March 31, 1997 compared to $222,000 for the period ended March 31, 1996. The increase is attributable to increased borrowings on long-term debt during 1996 which were used to fund laboratory and office equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and securities available-for-sale were $14.2 million at March 31, 1997, compared with $17.6 million at December 31, 1996. The $3.4 million decrease in cash, cash equivalents and securities available-for-sale was primarily the result of the following:


Net cash used in operating activities                            $(2,467,000)
Investment in property, plant and equipment                         (546,000)
Additions to patents                                                 (72,000)
Transfer of restricted cash                                           72,000
Payments under loan facilities and capital lease obligations        (453,000)
Net proceeds from sale of  stock                                      27,000
Other, net                                                            39,000
                                                                 -----------
                                                                 $(3,400,000)
                                                                 ===========

         The Company invests its cash, cash equivalents and securities available-for-sale in interest-bearing high quality investment grade securities.

         Total additions for equipment for the three months ended March 31, 1997, was $546,000. As of March 31, 1997, the Company had approximately $838,000 available for additional equipment purchases under a loan agreement with a commercial bank. The loan commitment terminates on June 30, 1997.

         The Company estimates that its existing capital resources, together with facility and equipment financing and expected revenues from its collaborative agreements, will be sufficient to fund its current and planned operations at least until late 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time and, in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. Such additional capital may be raised through public or private financing, as well as collaborative relationships, borrowing and other available sources.

         This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, and actual events or results may differ materially. These risk factors include actions by the U.S. Food and Drug Administration, technological advances, ability to obtain rights to technology, ability to obtain and enforce patents, ability to commercialize and manufacture products and general economic conditions. These and additional risk factors are identified in our annual report to the Securities and Exchange Commission filed on forms 10-KSB and in other SEC filings.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         3(i)   Amended and Restated Certificate of Incorporation*
         3(ii)  Restated Bylaws*
         11     Statement re:  Computation of net loss and proforma net loss per share.
         27     Financial Data Schedule
         99     Press release dated April 14, 1997

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

                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:  May 15, 1997              By: /s/ RALPH E. CHRISTOFFERSEN
        ------------                 --------------------------------
                                     Ralph E. Christoffersen
                                     President and Chief
                                     Executive Officer

Dated:  May 15, 1997              By: /s/ LAWRENCE E. BULLOCK
        ------------                 --------------------------------
                                     Lawrence E. Bullock
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                 EXHIBIT INDEX



    Exhibit                        Exhibit
      No.                        Description
    -------                      -----------

   3(i)          Amended and Restated Certificate of Incorporation*

   3(ii)         Restated Bylaws*

   11 Statement re: Computation of net loss and pro forma net loss per share.

   27            Financial Data Schedule

   99            Press release dated April 14, 1997.

-----
* Incorporated by reference from the Company's Registration Statement on Form SB-2, File No. 333-1908-D.