Form 10QSB
period 1997-06-30
RIBOZYME PHARMACEUTICALS INC
filed 1997-08-13
CIK 892112

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------

                                  FORM 10-QSB



 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 1, 1997 was 7,193,819.
================================================================================

                         RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB


PART 1 - FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - June 30, 1997......................................... 3

         Condensed Statements of Operations - Three and Six Months Ended
         June 30, 1997 and 1996.......................................................... 4

         Condensed Statements of Cash Flows - Three and Six Months Ended
         June 30, 1997 and 1996.......................................................... 5

         Notes to Condensed Financial Statements ........................................ 6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...................... 8

PART II - OTHER INFORMATION

Item 2.  Changes in Securities........................................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders............................. 11

Item 6.  Exhibits and Reports on Form 8-K ............................................... 12

SIGNATURES............................................................................... 13

Exhibit Index............................................................................ 14


PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                                     June 30,
ASSETS                                                                                 1997
                                                                               ----------------------
Current assets
    Cash and cash equivalents                                                        $    12,473,927
    Securities available-for-sale                                                            795,536
    Restricted cash                                                                          150,129
    Notes receivable-related parties                                                          95,841
    Prepaid expenses and other                                                               227,534
                                                                               ----------------------
Total current assets                                                                      13,742,967


Equipment and leasehold improvements at cost, net of accumulated
    depreciation and amortization                                                          4,477,296
Notes receivable-related parties                                                             164,932
Deferred patents, net                                                                      2,350,784
Other assets, net                                                                            428,706
                                                                               ----------------------
Total assets                                                                          $   21,164,685
                                                                               ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, trade                                                         $        548,275
    Accrued liabilities                                                                       96,409
    Current portion of long-term debt and capital lease obligations                        1,420,532
                                                                               ----------------------
Total current liabilities                                                                  2,065,216

Long-term debt and capital lease obligations                                               2,148,640
Deferred gain                                                                                  2,543

Stockholders' equity
    Common stock                                                                              71,938
    Additional paid-in capital                                                            70,590,744
    Deferred compensation and other                                                        (196,890)
    Accumulated deficit                                                                 (53,517,506)
                                                                               ----------------------
Total stockholders' equity                                                                16,948,286

                                                                               ======================
Total liabilities and stockholders' equity                                           $    21,164,685
                                                                               ======================


See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                           ------------------------------------  -------------------------------------
                                                 1997                1996              1997                1996
                                           ----------------    ---------------   -----------------   -----------------
Revenues:
    Collaborative agreements                 $     500,000      $     200,000      $      894,000      $      759,122

    Grant and other income                           1,485              2,580               2,971               3,380

    Interest income                                176,125            289,024             381,620             348,072
                                           ----------------    ---------------   -----------------   -----------------
              Total revenues                       677,610            491,604           1,278,591           1,110,574
                                           ----------------    ---------------   -----------------   -----------------

Expenses:
    Research and development                     3,172,137          4,636,894           6,154,454           7,665,998

    General and administrative                     432,518            680,879             822,109           1,151,477

    Interest expense                               191,919            227,502             436,704             449,196
                                           ----------------    ---------------   -----------------   -----------------
              Total expenses                     3,796,574          5,545,275           7,413,267           9,266,671
                                           ----------------    ---------------   -----------------   -----------------

Net loss                                     $ (3,118,964)      $ (5,053,671)      $  (6,134,676)      $  (8,156,097)
                                           ================    ===============   =================   =================

Net loss per share                           $      (0.44)      $      (0.82)      $       (0.87)      $       (1.72)
                                           ================    ===============   =================   =================

Shares used in computing net loss per
share                                            7,118,054          6,189,011           7,038,128           4,730,750
                                           ================    ===============   =================   =================


See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                      --------------------------------------
                                                                             1997                 1996
                                                                      -------------------   ----------------
OPERATING ACTIVITIES
Net loss                                                                  $    (6,134,676)      $ (8,156,097)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                 839,782            854,900
    Compensation for forgiveness of notes
          receivable-related parties                                               92,466             92,466
    Compensation related to sales of stock                                         63,118            188,100
    Loss on sale of securities                                                          0             13,140
    Changes in assets and liabilities:
       Accounts receivable                                                         74,022             12,669
       Prepaid expenses and other                                                 (13,816)          (130,159)
       Other assets                                                               (17,802)           (22,685)
       Accounts payable                                                            (4,630)           (92,946)
       Accrued liabilities                                                       (120,208)         1,739,798
       Deferred gain                                                               (2,971)           (16,530)
                                                                      -------------------    ---------------
       Net cash used in operating activities                                   (5,224,715)        (5,517,344)

INVESTING ACTIVITIES
    Additions to property, plant and equipment                                   (879,970)        (1,044,510)
    Additions to deferred patent costs                                           (364,255)          (284,315)
    Net sales (purchases) of securities available-for-sale                      3,749,153         (1,065,865)
    Transfer of restricted cash                                                   145,273            764,405
    Loan repayments-related parties                                                 1,500                  0
    Loan advances-related parties                                                 (75,000)          (155,417)
                                                                      -------------------   ----------------
       Net cash provided by (used in) investing activities                      2,576,701         (1,785,702)

FINANCING ACTIVITIES
    Net proceeds from sale of preferred and common stock                        2,656,802         26,104,605
    Payments under loan facilities and capital lease obligations                 (839,999)        (1,036,861)
    Borrowings under loan facilities                                              254,460            411,238
                                                                      -------------------   ----------------
       Net cash provided by financing activities                                2,071,263         25,478,982


Net increase (decrease) in cash and cash equivalents                             (576,751)        18,175,936
Cash and cash equivalents at beginning of period                               13,050,678          2,913,009
                                                                      ===================   ================
Cash and cash equivalents at end of period                                  $  12,473,927      $  21,088,945
                                                                      ===================   ================


See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Note 2:  Collaboration with Schering AG, Germany

         On April 9, 1997, Ribozyme Pharmaceuticals, Inc. ("RPI") entered into a research collaboration with Schering AG, Germany, ("Schering") focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents.

         The collaboration will utilize the special selectivity of ribozymes to validate new molecular therapeutic targets, and to discover new therapeutic agents based on those targets. RPI will provide its expertise in ribozyme design, synthesis and delivery, and Berlex Laboratories, Inc., a U.S. subsidiary of Schering, will provide candidate targets, cell culture screens, animal models and development and commercialization expertise to the collaboration. It is anticipated that hundreds of potential targets will be examined over a five year period, and Berlex will have options to commercialize products from validated targets.

         Schering will make an equity investment of $5 million over the next year and will separately provide loans of up to $2 million annually for each of the next five years. The first equity investment was completed in May 1997 resulting in proceeds of $2.5 million to the Company in exchange for 212,766 shares of common stock. The loans, which are to carry an interest rate of 8% per annum, are convertible into equity at the option of Schering under certain circumstances. Principal and interest payments on the loans are deferred until maturity of the loans which is in April 2004. In addition, Schering will make research payments of $2 million a year for the next five years and RPI may earn success fees upon product development milestones, and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non-ribozyme products resulting from the collaboration. All such payments are subject to certain restrictions, including receipt of certain third party consents and the termination of the research collaboration at Schering AG, Germany's option upon one year's notice. Under certain circumstances, total payments to RPI during the collaboration and prior to product sales could exceed $60 million over the term of the collaboration.

Note 3:  Net loss per share

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

         Had net loss per share been presented on the historical basis, average shares outstanding would have equaled 5,796,578 and 3,418,554 for the three and six months ended June 30, 1996 and net loss per share would have been $0.87 and $2.39 respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         RPI is a public company that was founded to capitalize on the broad potential of ribozymes for use as human therapeutics and in other areas, including the identification of gene function and therapeutic target validation. Ribozymes are a form of RNA that have the ability to selectively inhibit protein production. RPI has entered into collaborations with Chiron Corporation and the Parke-Davis Division of the Warner Lambert Company to develop ribozyme products for specific therapeutic targets in human health; with Schering AG plus a second collaboration with Chiron in the gene function/target validation area; with Pharmacia Biotech AB on the production-scale synthesis of RNA and chimeric oligonucleotides; with DowElanco for commercialization of certain ribozyme-based agricultural products; with ALZA Corporation on ribozyme delivery; with Protogene Laboratories to develop automated machines for high throughput non-DNA nucleic acid synthesis; and with IntelliGene Corporation for development of ribozyme-based diagnostics.

         The Company has incurred losses since inception and, as of June 30, 1997, has an accumulated deficit of $53.5 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 and 1996

         Collaborative revenues increased 150% and 18% to $500,000 and $894,000 for the three and six months ended June 30, 1997, from $200,000 and $759,000 for the corresponding periods in 1996. The increase is primarily due to a $500,000 quarterly research payment made by Schering in April 1997. The April payment was the first in the Schering collaboration which includes $2.0 million in annual research funding over the five year term of the collaboration. Generally, collaborative agreement and contract revenue fluctuations are the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

         Interest income decreased to $176,000 for the three months ended June 30, 1997, compared to $289,000 for the corresponding period in 1996. The decrease is due to lower average balances in the Company's cash and cash equivalents and securities available-for-sale as the Company uses cash to support operations. However, interest income increased to $382,000 for the six month period ended June 30, 1997 compared to $348,000 for the corresponding period in 1996. The increase is due to the timing of the Company's public offering in April 1996 resulting in higher average invested cash balances for the first six months in 1997 compared to the same period in 1996. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         Research and development expenses decreased 46% and 25% to $3.2 million and $6.2 million for the three and six months ended June 30, 1997, compared to $4.6 million and $7.7 million for the corresponding periods in 1996. The decrease is due to a one-time $1.8 million research funding expense relating to a collaboration agreement with Chiron Corporation regarding gene function determination, which was expensed in May 1996. The Company expects research and development expenses to increase as it expands its research and development programs, including pre-clinical studies and clinical trials.

         General and administrative expenses decreased 57% and 40% to $433,000 and $822,000 for the three and six months ended June 30, 1997, respectively, compared to $681,000 and $1.2 million for the corresponding periods in 1996. The decrease in general and administrative expenses is primarily due to one-time cash and stock bonus payments made to the Company's Chief Executive Officer in connection with the initial public offering in April 1996. The Company expects general and administrative expenses to increase as a result of hiring additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts.

         Interest expense decreased to $192,000 and $437,000 for the three and six months ended June 30, 1997, respectively, compared to $228,000 and $449,000 for the corresponding periods in 1996. The decrease is attributable to the buy out of capital leases which terminated in the last half of 1996 and during the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and securities available-for-sale were $13.3 million at June 30, 1997, compared to $17.6 million on December 31, 1996. The $4.3 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of the following:


Net cash used in operating activities                                  $ (5,288,000)
Investment in equipment and leasehold improvement                          (880,000)
Additions to patents                                                       (364,000)
Transfer of restricted cash                                                 145,000
Borrowings under loan facilities                                            254,000
Payments under loan facilities and capital lease obligations               (840,000)
Net proceeds from sale of  stock and warrants                             2,657,000
Other, net                                                                   16,000
                                                                 ------------------
                              Total                                    $ (4,300,000)
                                                                 ==================

         The Company invests its cash, cash equivalents and securities available-for-sale in interest-bearing high quality investment grade securities.

         Total additions for property, plant and equipment for the six months ended June 30, 1997, were $880,000, including $254,000 of additions financed through the Company's existing equipment loan facilities.

         As of June 30, 1997, up to $2.0 million in loans are available to the Company in each calendar year through the year 2001, from Schering. The loans are related to the Schering research collaboration entered into in April 1997. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the agreement, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. In addition to the line of credit, Schering provides $2.0 million in annual research funding for each year through April 2001 and will make an additional equity investment of $2.5 million in May 1998, pursuant to the terms of the agreement. See Note 2 of Notes to Condensed Financial Statements for further discussion.

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

         This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, and actual events or results may differ materially. These risk factors include actions by the U.S. Food and Drug Administration, actions technological advances, ability to obtain rights to technology, ability to obtain and enforce patents, ability to commercialize and manufacture products and general economic conditions. These and additional risk factors are identified in our annual report to the Securities and Exchange Commission filed on forms 10-KSB and in other SEC filings.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES


         See Note 2 in the Notes to the Condensed Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 22, 1997, Ribozyme Pharmaceuticals, Inc., held its Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1. The election of seven directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as directors of the Company and received the number of votes set forth below:

         Director                                                                  For
         --------                                                                  ---
         Ralph E. Christoffersen                                                5,971,117
         Jeremy L Curnock Cook                                                  5,971,117
         Anthony B. Evnin                                                       5,971,117
         Charles M. Hartman                                                     5,971,117
         David T. Morgenthaler                                                  5,971,117
         Anders P. Wiklund                                                      5,971,117
         Lewis T. Williams                                                      5,971,117

2. To amend the Company's 1996 Stock Option Plan to (i) eliminate the restriction that options for a maximum of 55,555 shares of the Company's common stock may be granted to any individual during a calendar year; (ii) increase by 350,000 to 1,667,154 the number of shares of Company Stock which may be granted pursuant to options; and (iii) provide that each non-employee director shall receive non-statutory stock options for 5,000 shares of Company Stock annually which shall vest one year following the date of grant.

         For:                                                 4,120,684
         Against:                                               324,012
         Abstain:                                               135,873
         Non-vote:                                            1,396,938

3. To ratify the selection of Ernst & Young LLP as the Company's independent auditors for 1997.

         For:                                                 5,959,877
         Against:                                                 4,930
         Abstain:                                                12,700

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(i)   Amended and Restated Certificate of Incorporation*
                  3(ii)  Restated Bylaws*
                  11     Statement re:  computation of net loss per share.
                  27     Financial Data Schedule
         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K, dated June 12, 1997, which reported a collaboration between Schering AG, Germany and the Company.

------
* Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RIBOZYME PHARMACEUTICALS, INC.

Dated:    August 13, 1997               By:  /s/ RALPH E. CHRISTOFFERSEN
          ---------------                   ----------------------------------
                                             Ralph E. Christoffersen
                                             President and Chief
                                             Executive Officer

Dated:    August 13, 1997               By:  /s/ LAWRENCE E. BULLOCK
          ---------------                   ----------------------------------
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