Form 10KSB/A
period 1996-12-31
RIBOZYME PHARMACEUTICALS INC
filed 1997-09-18
CIK 892112

                    =======================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                ---------------

                        Commission file number  0-27914

                         RIBOZYME PHARMACEUTICALS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                                ---------------

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

                   COMMON STOCK, PAR VALUE $0.01 PER SHARE

   Check whether the issuer (1) filed all reports required to be filed by
Section 15 or 15(d) of the Exchange Act during the past 12 months (or for such period that the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]

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

  The aggregate market value of the voting stock held by non-affiliates of the Company, as of September 15, 1997, was approximately $16,403,959.

  The number of shares of the Company's common stock, par value $.01 per share, outstanding as of September 15, 1997, was 7,203,506.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                DOCUMENT                                              PART(S) INTO WHICH INCORPORATED
                                --------                                              -------------------------------
     Proxy Statement to be used in connection with the Annual                                    Part III
     meeting of Stockholders to be held May 22, 1997 (the "Proxy
     Statement"), to be filed with the Commission prior to April
     30, 1997, pursuant to Regulation 144 of the General Rules and
     Regulations of the Commission is incorporated by reference herein.

PART I

         The Company's Form 10-KSB for the year ended December 31, 1996, filed on March 31, 1997, is hereby incorporated by reference in its entirety.


PART II

         The Company's Form 10-KSB for the year ended December 31, 1996, filed on March 31, 1997, is hereby incorporated by reference in its entirety.


PART III

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(a)  1.  INDEX TO FINANCIAL STATEMENTSPAGE


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

2.  EXHIBITS


EXHIBIT
NUMBER                                     DESCRIPTION OF DOCUMENT
------                                     -----------------------
3.1 (1)           --      Amended and Restated Certificate of Incorporation dated April 17, 1996.

3.2 (1)           --      By-laws of the Company, as amended.

4.1 (1)           --      Reference is made to Exhibits 3.1 and 3.2.

4.2 (1)           --      Specimen Stock Certificate.

10.1 (1)          --      Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.

10.2 (1)          --      Company's Incentive Stock Option Plan (the "ISO Plan"), including form of Incentive Stock
                          Option Agreement under the ISO Plan.

10.3 (1)          --      Company's Non-Qualified Stock Option Plan (the "NQSO Plan"), including form of Non-Qualified
                          Stock Option under the NQSO Plan.

10.4 (1)          --      Company's 1996 Stock Option Plan (the "Option Plan"), including forms of Incentive Stock Option and Nonstatutory Stock Option under the Option Plan.

10.5 (1)          --      Company's 1996 Employee Stock Purchase Plan.

10.6 (1)          --      Employment Agreement, dated May 1, 1992 between the Company and Ralph Christoffersen, Addendum to Employment Agreement dated as of August 30, 1993, Second Addendum dated January 31, 1994 and
                          Third Addendum dated January 1, 1995.

10.7 (1)          --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          December 23, 1992.

10.8 (1)          --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          September 23, 1994.

10.9 (1)          --      Warrant Purchase Agreement, dated as of March 15, 1995 between the Company and Hambrecht &
                          Quist Guaranty Finance, L.P.

10.10 (1)         --      Warrant to Purchase Common Stock, dated as of March 15, 1995 issued to Hambrecht & Quist
                          Guaranty Finance, L.P.

10.11 (1)         --      Warrant to Purchase Common Stock, dated as of February 22, 1993 issued to LINC Scientific
                          Leasing.

10.12 (1)         --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Douglas E. Olson.

10.13 (1)         --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Richard J. Warburg and
                          Ruth P. Warburg.

EXHIBIT
NUMBER                                                           DESCRIPTION OF DOCUMENT
------                                                           -----------------------
10.14 (1)         --      Warrant to Purchase Common Stock, dated as of December 28, 1994 issued to Competitive
                          Technologies, Inc.

10.15 (1)         --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to Silicon Valley Bank.

10.16 (1)         --      Warrant to Purchase Common Stock, dated July 26, 1996 issued to Silicon Valley Bank.

10.17 (1)         --      Warrant to Purchase Common Stock, dated April 17, 1996, issued to Chiron Corporation.

10.18 (1)         --      Collaborative Research, Development and Commercialization Agreement, dated July 15, 1994 between the Company and Chiron Corporation.

10.19 (1)         --      Research Collaboration and Licensing Agreement, dated as of November 1, 1995 between the
                          Company and Pharmacia Biotech, AB

10.20 (1)         --      Research and Development Collaboration Agreement, dated as of April 19, 1993 between the
                          Company and Parke-Davis Division of Warner-Lambert Company.

10.21 (1)         --      First Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of April 17, 1995 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.22 (1)         --      Second Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of February 8, 1996 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.23 (1)         --      Financing Agreement, dated March 16, 1995 among Wilderness Place Holdings L.L.C., Hambrecht &
                          Quist Guaranty Finance, L.P.  and the Company.

10.24 (1)         --      Negotiable Promissory Note, dated October 7, 1992 between the Company and Ralph Christoffersen and Addendum dated June 25, 1993.

10.25 (1)         --      Employment Agreement, dated January 8, 1996 between the Company and Lawrence E. Bullock.

10.26 (1)         --      Promissory Note, dated February 8, 1996 between the Company and Lawrence E. Bullock.

10.27 (1)         --      Lease for Real Property, dated May 20, 1992 between Aero-Tech Investments and the Company.

EXHIBIT
NUMBER                                                           DESCRIPTION OF DOCUMENT
------                                                           -----------------------
10.28 (1)         --      Non-Disturbance and Attornment Agreement, dated March 31, 1995 among General American Life
                          Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C.  and the Company.

10.29 (1)         --      Master Lease Agreement, dated September 2, 1992 between the Company and LINC Scientific
                          Leasing.

10.30 (1)         --      Loan and Security Agreement, dated February 28, 1994 between the Company and Silicon Valley
                          Bank.

10.31 (1)         --      Loan Modification Agreement, dated December 21, 1994 between the Company and Silicon Valley
                          Bank.

10.32 (1)         --      Loan and Security Agreement, dated December 29, 1995 between the Company and Silicon Valley
                          Bank and MMC/GATX Partnership No. 1.

10.33 (1)         --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to MMC/GATX Partnership
                          No.  1

10.34 (1)         --      Agreement, dated February 29, 1996 between the Company and Chiron Corporation relating to research and development funding.

10.35 (3)         --      Amendments to original Employment Agreements between the Company and Ralph E. Christoffersen,
                          Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22,
                          1996 and December 15, 1996.

10.36 (3)         --      Promissory Note, dated June 4, 1996 between the Company and Nassim Usman.

10.37 (3)         --      Amendment to Lease for Real Property, dated March 13, 1997 between Aero-Tech Investments and the Company.

10.38 (2)         --      Employment Agreement, dated May 2, 1996 between the Company and Nassim Usman.

10.39 (2)         --      Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function, dated May 13,
                          1996 between the Company and Chiron Corporation.

10.40 *           --      Amended and Restated License Agreement, dated November 20, 1996, between the Company,
                          University Research Corporation, University of Colorado and United States Biochemical
                          Corporation.

10.41 (3)         --      Amended and Restated Sublicense Agreement, dated November 20, 1996, between the Company and
                          United States Biochemical Corporation.

10.42 *           --      Amended and Restated License Agreement, dated November 20, 1996, between the Company and
                          Competitive Technologies, Incorporated.

10.43 (1)         --      Memorandum of Understanding, dated March 1, 1996 between the Company and DowElanco.

EXHIBIT
NUMBER                                                           DESCRIPTION OF DOCUMENT
------                                                           -----------------------
10.44 (3)         --      Stock Subscription Agreement, dated September 1996, between the Company and University of
                          Research Corporation.

10.45 (3)         --      Stock Subscription Agreement, dated November 20, 1996, between the Company and United States
                          Biochemical Corporation.

10.46 *           --      Assignment of License and Restated License Agreement, dated November 20, 1996, among the
                          Company, United States Biochemical Corporation and Competitive Technologies.

10.47             --      No exhibit.

10.48             --      No exhibit.

10.49 *           --      License Agreement dated February 14, 1997, between the Company and IntelliGene, Ltd.

10.50 (1)         --      Subscription Agreement, dated as of April 17, 1995, between the Company and Parke-
                          Davis Division of Warner-Lambert Company.

10.51 (1)         --      Stock Purchase Agreement, dated as of June 28, 1995, among the Company and certain investors.

10.52 (1)         --      Agreement dated March 1, 1996, between the Company and DowElanco Corporation relating to the conversion of preferred stock.

10.53 (1)         --      Stock Subscription Agreement dated as of October 30, 1995, between the Company and
                          Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v.

11.1 (3)          --      Statement regarding calculation of net loss per share.

23.1 (3)          --      Consent of Ernst & Young LLP, Independent Auditors.

27.1 (3)          --      Financial Data Schedule.

* The Company has applied for confidential treatment for certain portions of these exhibits.

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

                                       RIBOZYME PHARMACEUTICALS, INC.




                                       By: /s/ Ralph E. Christoffersen
                                          -------------------------------------
                                          Ralph E. Christoffersen, Ph.D.
                                          Chief Executive Officer and President


Date:  September 18, 1997


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


            SIGNATURE                                             TITLE                                       DATE
            ---------                                             -----                                       ----
       /s/ Ralph E. Christoffersen               Chief Executive Officer and President (Principal       September 18, 1997
     ---------------------------------------     Executive Officer)
       Ralph E. Christoffersen, Ph.D.


       /s/ Lawrence E. Bullock                   Vice President, Administration and                     September 18, 1997
     ---------------------------------------     Finance, Chief Financial Officer and Secretary
       Lawrence E. Bullock                       (Principal Financial and Accounting Officer)




       /s/ David T. Morgenthaler                 Chairman of the Board of Directors                     September 18, 1997
     ---------------------------------------
       David T. Morgenthaler


       /s/ Jeremy C. Cook                        Director                                               September 18, 1997
     ---------------------------------------
       Jeremy C. Cook


       /s/ Anthony B. Evnin                      Director                                               September 18, 1997
     ---------------------------------------
       Anthony B. Evnin, Ph.D.


       /s/ Charles M. Hartman                    Director                                               September 18, 1997
     ---------------------------------------
       Charles M. Hartman


       /s/ Anders Wiklund                        Director                                               September 18, 1997
     ---------------------------------------
       Anders Wiklund

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     DESCRIPTION OF DOCUMENT
------                                     -----------------------
3.1 (1)           --      Amended and Restated Certificate of Incorporation dated April 17, 1996.

3.2 (1)           --      By-laws of the Company, as amended.

4.1 (1)           --      Reference is made to Exhibits 3.1 and 3.2.

4.2 (1)           --      Specimen Stock Certificate.

10.1 (1)          --      Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.

10.2 (1)          --      Company's Incentive Stock Option Plan (the "ISO Plan"), including form of Incentive Stock
                          Option Agreement under the ISO Plan.

10.3 (1)          --      Company's Non-Qualified Stock Option Plan (the "NQSO Plan"), including form of Non-Qualified
                          Stock Option under the NQSO Plan.

10.4 (1)          --      Company's 1996 Stock Option Plan (the "Option Plan"), including forms of Incentive Stock Option and Nonstatutory Stock Option under the Option Plan.

10.5 (1)          --      Company's 1996 Employee Stock Purchase Plan.

10.6 (1)          --      Employment Agreement, dated May 1, 1992 between the Company and Ralph Christoffersen, Addendum to Employment Agreement dated as of August 30, 1993, Second Addendum dated January 31, 1994 and
                          Third Addendum dated January 1, 1995.

10.7 (1)          --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          December 23, 1992.

10.8 (1)          --      Incentive Stock Option Agreement between the Company and Ralph E. Christoffersen, dated as of
                          September 23, 1994.

10.9 (1)          --      Warrant Purchase Agreement, dated as of March 15, 1995 between the Company and Hambrecht &
                          Quist Guaranty Finance, L.P.

10.10 (1)         --      Warrant to Purchase Common Stock, dated as of March 15, 1995 issued to Hambrecht & Quist
                          Guaranty Finance, L.P.

10.11 (1)         --      Warrant to Purchase Common Stock, dated as of February 22, 1993 issued to LINC Scientific
                          Leasing.

10.12 (1)         --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Douglas E. Olson.

10.13 (1)         --      Warrant to Purchase Common Stock, dated as of July 30, 1993 issued to Richard J. Warburg and
                          Ruth P. Warburg.

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT
------                               -----------------------
10.14 (1)         --      Warrant to Purchase Common Stock, dated as of December 28, 1994 issued to Competitive
                          Technologies, Inc.

10.15 (1)         --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to Silicon Valley Bank.

10.16 (1)         --      Warrant to Purchase Common Stock, dated July 26, 1996 issued to Silicon Valley Bank.

10.17 (1)         --      Warrant to Purchase Common Stock, dated April 17, 1996, issued to Chiron Corporation.

10.18 (1)         --      Collaborative Research, Development and Commercialization Agreement, dated July 15, 1994 between the Company and Chiron Corporation.

10.19 (1)         --      Research Collaboration and Licensing Agreement, dated as of November 1, 1995 between the
                          Company and Pharmacia Biotech, AB

10.20 (1)         --      Research and Development Collaboration Agreement, dated as of April 19, 1993 between the
                          Company and Parke-Davis Division of Warner-Lambert Company.

10.21 (1)         --      First Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of April 17, 1995 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.22 (1)         --      Second Amendment to the Research and Development Collaboration Agreement, dated April 19, 1993, dated as of February 8, 1996 between the Company and Parke-Davis Division of Warner-Lambert
                          Company.

10.23 (1)         --      Financing Agreement, dated March 16, 1995 among Wilderness Place Holdings L.L.C., Hambrecht &
                          Quist Guaranty Finance, L.P.  and the Company.

10.24 (1)         --      Negotiable Promissory Note, dated October 7, 1992 between the Company and Ralph Christoffersen and Addendum dated June 25, 1993.

10.25 (1)         --      Employment Agreement, dated January 8, 1996 between the Company and Lawrence E. Bullock.

10.26 (1)         --      Promissory Note, dated February 8, 1996 between the Company and Lawrence E. Bullock.

10.27 (1)         --      Lease for Real Property, dated May 20, 1992 between Aero-Tech Investments and the Company.

10.28 (1)         --      Non-Disturbance and Attornment Agreement, dated March 31, 1995 among General American Life
                          Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C.  and the Company.

EXHIBIT
NUMBER                                                           DESCRIPTION OF DOCUMENT
------                                                           -----------------------
10.29 (1)         --      Master Lease Agreement, dated September 2, 1992 between the Company and LINC Scientific
                          Leasing.

10.30 (1)         --      Loan and Security Agreement, dated February 28, 1994 between the Company and Silicon Valley
                          Bank.

10.31 (1)         --      Loan Modification Agreement, dated December 21, 1994 between the Company and Silicon Valley
                          Bank.

10.32 (1)         --      Loan and Security Agreement, dated December 29, 1995 between the Company and Silicon Valley
                          Bank and MMC/GATX Partnership No. 1.

10.33 (1)         --      Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to MMC/GATX Partnership
                          No.  1

10.34 (1)         --      Agreement, dated February 29, 1996 between the Company and Chiron Corporation relating to research and development funding.

10.35 (3)         --      Amendments to original Employment Agreements between the Company and Ralph E. Christoffersen,
                          Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22,
                          1996 and December 15, 1996.

10.36 (3)         --      Promissory Note, dated June 4, 1996 between the Company and Nassim Usman.

10.37 (3)         --      Amendment to Lease for Real Property, dated March 13, 1997 between Aero-Tech Investments and the Company.

10.38 (2)         --      Employment Agreement, dated May 2, 1996 between the Company and Nassim Usman.

10.39 (2)         --      Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function, dated May 13,
                          1996 between the Company and Chiron Corporation.

10.40 *           --      Amended and Restated License Agreement, dated November 20, 1996, between the Company,
                          University Research Corporation, University of Colorado and United States Biochemical
                          Corporation.

10.41 (3)         --      Amended and Restated Sublicense Agreement, dated November 20, 1996, between the Company and
                          United States Biochemical Corporation.

10.42 *           --      Amended and Restated License Agreement, dated November 20, 1996, between the Company and
                          Competitive Technologies, Incorporated.

10.43 (1)         --      Memorandum of Understanding, dated March 1, 1996 between the Company and DowElanco.

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------                                 -----------------------
10.44 (3)         --      Stock Subscription Agreement, dated September 1996, between the Company and University of
                          Research Corporation.

10.45 (3)         --      Stock Subscription Agreement, dated November 20, 1996, between the Company and United States
                          Biochemical Corporation.

10.46 *           --      Assignment of License and Restated License Agreement, dated November 20, 1996, among the
                          Company, United States Biochemical Corporation and Competitive Technologies.

10.47             --      No exhibit.

10.48             --      No exhibit.

10.49 *           --      License Agreement dated February 14, 1997, between the Company and IntelliGene, Ltd.

10.50 (1)         --      Subscription Agreement, dated as of April 17, 1995, between the Company and Parke-
                          Davis Division of Warner-Lambert Company.

10.51 (1)         --      Stock Purchase Agreement, dated as of June 28, 1995, among the Company and certain investors.

10.52 (1)         --      Agreement dated March 1, 1996, between the Company and DowElanco Corporation relating to the conversion of preferred stock.

10.53 (1)         --      Stock Subscription Agreement dated as of October 30, 1995, between the Company and
                          Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v.

11.1 (3)          --      Statement regarding calculation of net loss per share.

23.1 (3)          --      Consent of Ernst & Young LLP, Independent Auditors.

27.1 (3)          --      Financial Data Schedule.

* The Company has applied for confidential treatment for certain portions of these exhibits.

(1) Incorporated by reference to the Company's Form S-B2 Registration Statement, File No. 333-1908-D.

(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.