Form 10QSB
period 1997-09-30
RIBOZYME PHARMACEUTICALS INC
filed 1997-11-14
CIK 892112

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 6, 1997 was 8,620,622.

================================================================================

                         RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB

PART 1 - FINANCIAL INFORMATION                                                      PAGE
                                                                                    ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - September 30, 1997 ........................       3

         Condensed Statements of Operations - Three and Nine Months Ended
         September 30, 1997 and 1996 .........................................       4

         Condensed Statements of Cash Flows - Three and Nine Months Ended
         September 30, 1997 and 1996 .........................................       5

         Notes to Condensed Financial Statements .............................       6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........       7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ....................................      10

SIGNATURES ...................................................................      11

Exhibit Index ................................................................      12

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                      September 30,
ASSETS                                                                     1997
                                                                       ------------

Current assets
  Cash and cash equivalents                                            $ 10,124,700
  Securities available-for-sale                                             797,778
  Restricted cash                                                            75,241
  Accounts Receivable                                                         2,000
  Notes receivable-related parties                                          128,091
  Prepaid expenses and other                                                224,521
                                                                       ------------
Total current assets                                                     11,352,331



Equipment and leasehold improvements at cost, net of accumulated
  depreciation and amortization                                           4,586,462
Notes receivable-related parties                                            231,932
Deferred patents, net                                                     2,438,182
Other assets, net                                                           686,566
                                                                       ------------
Total assets                                                           $ 19,295,473
                                                                       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, trade                                              $  1,017,962
  Accrued liabilities                                                       160,645
  Current portion of long-term debt and capital lease obligations         1,190,066
                                                                       ------------
Total current liabilities                                                 2,368,673


Long-term debt and capital lease obligations                              3,922,749
Deferred gain                                                                 1,057

Stockholders' equity
  Common stock                                                               72,035
  Additional paid-in capital                                             70,550,731
  Deferred compensation and other                                          (193,376)
  Accumulated deficit                                                   (57,426,396)
                                                                       ------------
Total stockholders' equity                                               13,002,994
                                                                       ------------
Total liabilities and stockholders' equity                             $ 19,295,473
                                                                       ============


See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                      September 30,
                                       -----------------------------       --------------------------------
                                           1997             1996                1997               1996
                                       -----------       -----------       ------------       ------------

Revenues:
   Collaborative agreements            $   550,000       $        --       $  1,444,000       $    759,122
   Grant and other income                    1,485             7,222              4,456             10,602
   Interest income                         163,155           303,575            544,775            651,647
                                       -----------       -----------       ------------       ------------
      Total revenues                       714,640           310,797          1,993,231          1,421,371
                                       -----------       -----------       ------------       ------------

Expenses:
   Research and development              4,021,620         2,842,143         10,176,074         10,508,141
   General and administrative              421,178           312,024          1,243,287          1,463,501
   Interest expense                        180,735           203,497            617,439            652,693
                                       -----------       -----------       ------------       ------------
      Total expenses                     4,623,533         3,357,664         12,036,800         12,624,335
                                       -----------       -----------       ------------       ------------

   Net loss                            $(3,908,893)      $(3,046,867)      $(10,043,569)      $(11,202,964)
                                       ===========       ===========       ============       ============


   Net loss per share                  $     (0.54)      $     (0.44)      $      (1.42)      $      (2.06)
                                       ===========       ===========       ============       ============

Shares used in computing
net loss per share                       7,200,704         6,867,078          7,092,915          5,434,711
                                       ===========       ===========       ============       ============



See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                     -------------------------------
                                                                        1997                 1996
                                                                     ------------       ------------

OPERATING ACTIVITIES
Net loss                                                             $(10,043,569)      $(11,202,964)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                        1,254,083          1,285,032
   Compensation for forgiveness of notes
      receivable-related parties                                           92,466             92,466
   Compensation related to sales of stock                                  63,118            188,100
   Loss on sale of securities                                                  --             13,140
   Changes in assets and liabilities:
      Accounts receivable                                                  72,022             15,558
      Prepaid expenses and other                                          (10,803)           (60,486)
      Other assets                                                       (277,893)           (32,686)
      Accounts payable                                                    465,055             22,608
      Accrued liabilities                                                 (55,972)           862,798
      Deferred gain                                                        (4,456)           (23,751)
                                                                     ------------       ------------
      Net cash used in operating activities                            (8,445,949)        (8,840,185)

INVESTING ACTIVITIES
   Additions to property, plant and equipment                          (1,394,646)        (1,263,689)
   Additions to deferred patent costs                                    (458,212)          (416,433)
   Net sales (purchases) of securities available-for-sale               3,750,430         (1,060,345)
   Transfer of restricted cash                                            220,161            837,826
   Loan repayments-related parties                                          2,250                 --
   Loan advances-related parties                                         (175,000)          (154,875)
                                                                     ------------       ------------
      Net cash provided by (used in) investing                          1,944,983         (2,057,516)

FINANCING ACTIVITIES
   Net proceeds from sale of preferred and common stock                 2,616,885         26,158,361
   Payments under loan facilities and capital lease obligations        (1,296,357)        (1,580,505)
   Borrowings under loan facilities                                     2,254,460            859,160
                                                                     ------------       ------------
      Net cash provided by financing activities                         3,574,988         25,437,016

Net increase (decrease) in cash and cash equivalents                   (2,925,978)        14,539,315
Cash and cash equivalents at beginning of period                       13,050,678          2,913,008
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $ 10,124,700       $ 17,452,323
                                                                     ============       ============


See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1:  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

     Had net loss per share been presented on the historical basis, average shares outstanding would have equaled 4,559,914 for the nine months ended September 30, 1996 and net loss would have been $2.46 per share.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     Ribozyme Pharmaceuticals, Inc. ("RPI" or the "Company") was founded to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and therapeutic target validation services. The Company's technology is based on Professor Thomas R. Cech's discovery of "ribozymes," for which he shared a Nobel Prize in 1989. Ribozymes are a form of ribonucleic acid ("RNA") that have the ability to selectively inhibit protein production. Because many disease states are the result of abnormal protein production, ribozymes are potentially applicable to a wide range of human diseases. RPI believes that its ribozyme technology may provide a new paradigm for drug design and disease treatment and may be a significant tool for the identification of gene function and target validation. The Company has entered into a collaboration with Chiron Corporation ("Chiron") to develop ribozyme products for specific therapeutic targets in human health, a second collaboration with Chiron in the target validation area, and a collaboration with Schering AG, Germany ("Schering") to validate new therapeutic targets from gene sequence data using the Company's functional genomics technology. The Company has also licensed its technology to DowElanco for certain agricultural applications and IntelliGene, Ltd. ("IntelliGene") for certain diagnostic applications.

     The Company currently has no sources of revenue from any of its drug candidates, has incurred losses since inception and, as of September 30, 1997, has accumulated a deficit of $57.4 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses. The Company's results of operations may vary significantly from period to period depending on several factors, such as timing of certain expenses, the progress of the Company's research and development efforts and fluctuations in collaborative payments.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 and 1996

     Collaborative revenues increased to $550,000 and $1.4 million for the three and nine months ended September 30, 1997, from zero and $759,000 for the corresponding periods in 1996. The increase is primarily due to $500,000 quarterly research payments made by Schering in April and September 1997. Generally, collaborative agreement and contract revenue fluctuations are the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

     Interest income decreased to $163,000 and $545,000 for the three and nine months ended September 30, 1997, compared to $304,000 and $652,000 for the corresponding periods in 1996. The decrease is due to lower average balances in the Company's cash and cash equivalents and securities available-for-sale as the Company uses cash to support research and operations. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Research and development expenses increased 41% to $4.0 million for the three months ended September 30, 1997, compared to $2.8 million in the corresponding period in 1996. The increase is due to increased staffing and raw material purchases in order to scale-up research efforts. Research and development expenses decreased 3% to $10.2 million for the nine months ended September 30, 1997, compared to $10.5 million in the corresponding period in 1996. The decrease is due to a one-time $1.8 million research funding expense relating to a collaboration agreement with Chiron regarding gene function determination, which was expensed in May 1996. The Company expects research and development expenses to increase as it expands its research and development programs, including preclinical studies and clinical trials.

     General and administrative expenses increased 35% to $421,000 for the three months ended September 30, 1997, compared to $312,000 for the corresponding period in 1996. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations and business development efforts. General and administration expenses decreased 15% to $1.2 million for the nine months ended September 30, 1997, compared to $1.5 million for the corresponding period in 1996. The decrease in general and administrative expenses is primarily due to one-time cash and stock bonus payments made to the Company's executive management in connection with the initial public offering in April 1996. The Company expects general and administrative expenses to continue to increase as a result of hiring additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts.

     Interest expense decreased 11% and 6% to $181,000 and $617,000 for the three and nine months ended September 30, 1997, respectively, compared to $203,000 and $653,000 for the corresponding periods in 1996. The decrease is attributable to the buy out of capital leases that terminated in the last half of 1996 and during the first six months of 1997. Interest expense is expected to increase as the Company arranges for additional financing for future operation of its business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through public offerings in April 1996 and October 1997, private placements of preferred stock, and funds received under the Company's collaborative agreements with Schering, Chiron, the Parke-Davis Division of Warner-Lambert Company ("Parke-Davis") and DowElanco. As of June 30, 1997 the collaborations with Parke-Davis and DowElanco have been completed. From inception through September 30, 1997, the Company has received approximately $29.0 million in net proceeds from private placements, $20.6 million in net proceeds from the initial public offering and $24.8 million from its collaborations. In addition, the Company received approximately $10.5 million in net proceeds from its public offering completed in October 1997.

     The Company's cash, cash equivalents and securities available-for-sale were $10.9 million at September 30, 1997, compared to $17.6 million on December 31, 1996. The $6.7 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $10.4 million used for operations (excluding collaborative funding and interest income), $1.9 million for investments in equipment and patents, $1.3 million in payments under loan facilities, offset by collaborative funding and interest income of $2.0 million, loans of $2.3 million and net proceeds of $2.6 million from the sale of common stock.

     The Company invests its cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

     As of September 30, 1997, up to $2.0 million in loans are available to the Company in each calendar year through the year 2001, from Schering. In September 1997, the Company received the first loan of $2.0 million. The loans are related to the Schering research collaboration entered into in April 1997. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. In addition to the line of credit, Schering has agreed to provide

$2.0 million in annual research funding for each year through April 2001 and will make an additional equity investment of $2.5 million in May 1998. All such payments are subject to certain restrictions, including receipt of certain third party consents, and are subject to the termination of the research collaboration at Schering's option at any time after April 9, 1998.

     The Company estimates that its existing capital resources, together with facility and equipment financing and expected revenues from its collaborative agreements, will be sufficient to fund its current and planned operations at least until late 1998. There can be no assurance, however, that changes in the Company's research and development plans, funding of technology development, or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time and, in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. Such additional capital may be raised through public or private financing, as well as collaborative relationships, borrowing and other available sources.

     This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, and actual events or results may differ materially. These risk factors include actions by the U.S. Food and Drug Administration, technological advances by the Company and its competitors, ability to obtain rights to technology, ability to obtain and enforce patents, ability to commercialize and manufacture products and general economic conditions. These and additional risk factors are identified in our annual report to the Securities and Exchange Commission filed on forms 10-KSB and in other SEC filings.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(i)   Amended and Restated Certificate of Incorporation(*)
                  3(ii)  Restated Bylaws(*)
                  11     Statement re:  computation of net loss per share.
                  27     Financial Data Schedule
         (b)      Reports on Form 8-K

                  The Company filed an amended report on Form 8-K/A, dated September 18, 1997, which reported a collaboration between Schering AG, Germany and the Company.

----------
(*) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIBOZYME PHARMACEUTICALS, INC.

Dated: November 13, 1997                By: /s/ RALPH E. CHRISTOFFERSEN
       -----------------                   --------------------------------
                                           Ralph E. Christoffersen
                                           President and Chief
                                           Executive Officer

Dated: November 13, 1997                By: /s/ LAWRENCE E. BULLOCK
       -----------------                   --------------------------------
                                           Lawrence E. Bullock
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)

                                  Exhibit Index

    Exhibit                                          Exhibit
      No.                                          Description
    -------                                        ------------

   3(i)            Amended and Restated Certificate of Incorporation(*)
   3(ii)           Restated Bylaws(*)
   11              Statement re:  computation of net loss per share.
   27              Financial Data Schedule


--------
(*) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D.