Form 10KSB40
period 1997-12-31
RIBOZYME PHARMACEUTICALS INC
filed 1998-03-31
CIK 892112

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 ---------------
(Mark One)
  [X]      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

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

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ending December 31, 1997 were $2,778,110.

The aggregate market value of the voting stock held by non-affiliates of the Company, as of March 13, 1998, was approximately $39,358,740.

The number of shares of the Company's common stock, par value $.01 per share, outstanding as of March 13, 1998, was 8,608,731.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                             DOCUMENT                                                PART(s) INTO WHICH INCORPORATED
                             --------                                                -------------------------------
Proxy Statement to be used in connection with the Annual meeting of Stockholders                  Part III
to be held May 22, 1998 (the "Proxy Statement"), to be filed with the Commission prior to April 30, 1998, pursuant to Regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference herein.

                                     PART I
ITEM 1.  BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following summary is qualified in its entirety by the more detailed information and Financial Statements and Notes thereto appearing elsewhere in this Report. Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators for its target validation programs; ability to manufacture ribozymes in adequate amounts for its collaborations; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced in this Report. See "Risk Factors."

GENERAL

         Ribozyme Pharmaceuticals, Inc. ("RPI" or the "Company") was founded to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and therapeutic target validation services. The Company's technology is based on Professor Thomas R. Cech's discovery of "ribozymes," for which he shared a Nobel Prize in 1989. Ribozymes are a form of ribonucleic acid ("RNA") that have the ability to selectively inhibit gene expression and protein production. Because many disease states are the result of abnormal protein production, ribozymes are potentially applicable to a wide range of human diseases. RPI believes that its ribozyme technology may provide a new paradigm for drug design and disease treatment and may be a significant tool for the identification of gene function and target validation. The Company has entered into a collaboration with Chiron Corporation ("Chiron") to develop ribozyme products for specific therapeutic targets in human health, a second collaboration with Chiron in the target validation area, and collaborations with Schering AG, Berlin ("Schering AG") and the Parke-Davis Division of Warner-Lambert Company ("Parke-Davis") to validate new therapeutic targets from gene sequence data using the Company's functional genomics technology. The Company has also licensed its technology to DowElanco for certain agricultural applications and IntelliGene, Ltd. ("IntelliGene") for certain diagnostic applications.

         The Company believes that its proprietary ribozyme technology platform has the potential to address many of the issues associated with traditional pharmaceuticals and drug discovery. Ribozymes perform functions that are different from those performed by ordinary RNA in that, after binding selectively to their specific messenger RNA ("mRNA") target, ribozymes act catalytically to cut, or cleave, the target mRNA molecule whereupon the mRNA is destroyed. Once the mRNA target is destroyed, the particular protein for which the mRNA molecule carries information will not be produced, indicating that ribozymes may be broadly applicable in the control of protein production or gene expression. In general, a large number of diseases involve either inappropriate expression of proteins or RNA viruses. In addition, ribozymes can be designed to select for a single specific target genetic sequence. The Company believes this highly selective mechanism of action has the potential to minimize the side effects of its therapeutic products. Also, because ribozymes are not consumed in the act of cleaving the target mRNA, a single ribozyme may cleave multiple targets, thus potentially leading to lower ribozyme dosing requirements.

         RPI's business strategy is to utilize its ribozyme technology to develop a new and novel class of human therapeutic products and a service business for therapeutic target validation. Additionally, RPI will continue to seek partners to license the technology in areas such as agriculture, animal health and diagnostics. The Company plans to develop therapeutic products through both internal programs and collaborations. In addition to using ribozymes to develop therapeutic products, RPI believes that its ribozyme technology may be used as a drug discovery technology to characterize the function of potential target genes. Since ribozymes can be designed to select for a single target genetic sequence, ribozymes may be used to identify the function of that sequence. As a result, links between gene dysfunction and disease can be validated. The Company has entered into collaborations with Chiron, Schering AG and Parke-Davis to use the Company's ribozyme technology to determine the function of selected genes and gene sequences, and plans to enter into additional partnerships in this area in the future.

         The Company is working with Chiron on the development of a number of products targeted at viral diseases, cancer, restenosis and ocular diseases. In April 1996, RPI and collaborators were granted National Institute of Health ("NIH") Recombinant DNA Advisory Committee exemption for a proposed clinical trial of a retroviral vector containing two ribozymes to treat blood progenitor cells from HIV-infected individuals. In January 1997, RPI and collaborators received approval of their Investigational New Drug Application with the U.S. Food and Drug Administration, and a Phase I/IIa clinical trial was initiated in March 1997. The physician-sponsored study seeks first to demonstrate the safety of reinfusion of the ribozyme containing cells and second to measure the ability of ribozyme-expressing cells to engraft and survive after reinfusion into HIV-infected patients. This study is part of a collaboration between RPI, Chiron, the City of Hope, and Childrens Hospital in Los Angeles.

         RPI believes that its patents and proprietary technology provide a significant competitive advantage in the field of ribozymes. At the core of RPI's technology are inventions and patents of Dr. Cech and various of his associates. RPI believes that licenses to these patents, together with those filed by RPI, grant the Company the exclusive right to control the manufacture, use and sale of ribozymes and any products that incorporate ribozymes.


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

          Production of proteins from genes, called protein "expression," involves two steps. First, the information from the DNA of the gene is "transcribed" to mRNA. The second step involves "translation" of the mRNA and its information into a protein. This process by which genetic information is "expressed" in the form of a protein is highly selective; production of a particular protein requires its own specific DNA which leads to a specific mRNA molecule.


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


RPI'S BUSINESS STRATEGY

          RPI's objectives are to develop human therapeutics, to exploit its ribozyme technology platform as a functional genomic tool for target validation and gene function identification and to license animal health, agricultural and other applications of the technology. The Company's strategy for achieving these objectives includes the following elements:

          Develop Human Therapeutic Products. RPI plans to exploit its ribozyme technology to develop a broad range of human therapeutic products through alliances with collaborators and licensees directed at target-specific products and internal product development programs. The Company has established a collaboration with Chiron to pursue the development of ribozyme based products which are targeted at specific mRNA molecules, and is also conducting an internal drug development program.

          Pursue Additional Collaborations in Therapeutic Target Validation. The Company believes that application of its ribozyme technology can accelerate identification of gene function and validate gene "targets" leading to highly selective therapeutic compounds. The Company has entered into collaborative agreements with Chiron, Schering AG and Parke-Davis to determine the validity of selected genes and gene sequences as therapeutic targets. The Company will continue to pursue additional partners in the pharmaceutical and biotechnology industries for the purpose of further exploiting this commercial opportunity with its ribozyme technology.

          License Non-Human Health Applications. RPI plans to exploit additional opportunities in diagnostics, agriculture and animal health by licensing the ribozyme technology to partners. The Company has completed a feasibility study for certain agricultural applications with DowElanco and has licensed its technology to DowElanco for certain agricultural applications. Additionally, the Company has licensed its technology to IntelliGene for certain diagnostic applications.

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

          Once a target gene and ribozyme lead are identified, the delivery method and the delivery vehicle are chosen. In addition, the ribozyme is optimized by techniques such as variation of binding arm length and additional serum stabilization. The Company believes that these techniques can be used to accelerate the drug discovery process. The Company's successful commercialization of ribozyme technology for therapeutic applications will require that a number of technical issues be satisfactorily addressed, including ribozyme design, stability, selectivity, synthesis and scale-up, drug delivery and cell uptake, safety and efficacy. To date, RPI has achieved a number of significant milestones related to the development of ribozymes, including the following:

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

          Synthesis and Scale-Up. To meet the Company's needs for pre-clinical and clinical trials and the eventual commercialization of ribozymes, the Company needs large scale ribozyme synthesis capabilities. The Company has developed proprietary technology that allows it to routinely synthesize several thousand stabilized ribozymes on a monthly basis in milligram quantities, permitting RPI to perform direct cell-based screening of multiple potential target sites in short periods of time. The Company also has the capability of synthesizing multi-gram quantities of ribozymes, as it has done for in vivo studies. In that regard, RPI has designed and constructed its facilities to meet cGMP standards. RPI has implemented quality assurance and quality control procedures that are used for large scale synthesis. RPI synthesizes ribozymes using commercially available synthesizers. In addition, the Company has established a collaboration with Pharmacia Biotech to develop technology for reducing the cost of synthesizing the modified amidites that are used to manufacture chemically synthesized ribozymes, and with Protogene Laboratories, Inc. ("Protogene") for parallel, automated synthesis of large numbers of different ribozymes. See "Business--Collaborative Relationships and License Agreements."

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

          The Company has demonstrated that the formulation of ribozymes with various lipid based carriers increases the in vivo circulation time of the formulated ribozyme in plasma to days. The Company has demonstrated similar formulations of ribozymes also result in significantly longer tissue exposure when administered locally. The Company believes that the use of such technologies will allow for a significant dose reduction of ribozymes that have currently shown efficacy when unformulated.

          The Company has also developed proprietary retroviral vector constructs containing ribozymes that produce high ribozyme accumulation in cells compared to standard vector constructs. The expression of fully-active ribozymes utilizing these constructs has been demonstrated in vitro for periods greater than 90 days. The Company has also demonstrated transduction of multiple cell types (e.g., T-cells, CD34+ cells and others). RPI is pursuing ribozyme vector development internally and manufacturing through its collaboration with Chiron. The Company believes that vector delivery of ribozymes may have several potential therapeutic advantages, including high target specificity, lack of activity against other genes, long term, high expression levels of ribozymes and infrequent dosing. Vector delivery of ribozymes may be particularly useful for the chronic treatment of diseases, where the therapy is needed over long periods of time and frequent dosing is not desirable or feasible.

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


PRODUCT DEVELOPMENT PROGRAMS

          The Company is developing products through a combination of internal programs and collaborative research and development relationships. The current product development programs for human therapeutic applications apply chemically synthesized and vector delivered ribozymes to both acute and chronic diseases in areas of significant medical need and market opportunity. The following table summarizes the current status of the Company's human therapeutic and agricultural product development programs.

                           PRODUCTS UNDER DEVELOPMENT

RPI-PARTNER        PRODUCT AREA              DEVELOPMENT STATUS(1)
-----------        ------------              ---------------------
Chiron             HIV                       Phase  I  and  Phase  II   clinical
                                             trials
                   Retinopathy               Pre-clinical development
                   Macular degeneration      Pre-clinical development
                   Tumor angiogenesis        Pre-clinical development
                   Oncogenes                 Research


----------------------------
 (1) "Pre-clinical development" includes pharmacology and toxicology testing in animal and in vitro models, product formulation, dosage studies and manufacturing scale-up for submission of the necessary data to comply with applicable regulations prior to commencement of human testing. "Research" includes the identification of target proteins, synthesis of an appropriate ribozyme to block expression of such protein, and testing the activity of such ribozyme in a specific cell population.


   CHIRON

          The Company is working with Chiron on the development of a number of products targeted at viral diseases, cancer, restenosis and ocular diseases. Chiron is a public biotechnology company located in Emeryville, California, that develops and commercializes products for human diagnostic, prophylactic and therapeutic use. Under their collaboration, the Company and Chiron are pursuing research and development of drugs for the following indications:

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

          In collaboration with Chiron, the City of Hope and Children's Hospital (Los Angeles), the Company initiated a physician-sponsored Phase I/IIa clinical trial for HIV in March 1997. This study uses a retroviral vector containing two ribozymes, one against a site in the tat region and the other against a site in the tat/rev region of the

HIV virus. This construct has demonstrated protection against HIV challenge in monocyte cells derived from "stem cells" (CD34+ cells) transduced with the retroviral construct. This demonstrates a number of important results, including successful retroviral transduction of CD34+ cells, transmission of the ribozyme into cell progeny derived from CD34+ cells (i.e., monocytes), and protection of the monocytes against HIV challenge. An IND with the FDA was filed in December 1996 and approved in January 1997 for a physician-sponsored clinical trial including five HIV-infected subjects. Chiron Technologies Center for Gene Therapy was responsible for master cell bank development and production of the ribozyme construct. The primary clinical endpoints for this study are general safety and tolerance, although re-engraftment efficiency and selected survival data of ribozyme expressing cells may be obtained. The treatment phase of this trial was completed in December 1997. Five patients were treated and no drug-related toxicities were observed.

          Tumor Angiogenesis and Oncogenes. Angiogenesis and oncogenes have been linked to the formation, growth and maintenance of cancerous tumors. The Company has initiated several research programs in collaboration with Chiron in both oncogene and angiogenesis inhibition. In studies performed in collaboration with Chiron, lead ribozymes targeting Vascular Endothelial Growth Factor (VEGF) receptors have demonstrated dose dependent cell culture efficacy in the inhibition in human endothelial cell proliferation. In a mouse model using
Lewis Lung Carcinoma implants in vivo efficacy has been shown in a dose dependent manner using continuous intravenous administration of a ribozyme. The Company has conducted pre-clinical studies in collaboration with Chiron and believes its VEGF ribozymes may also be applicable as therapeutic agents for solid tumor growth and metastases as well as several ocular indications such as retinopathy and age-related macular degeneration.

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

         Age-Related Macular Degeneration. Age-related macular degeneration
(ARMD) is the leading cause of blindness in people over 60 years of age. It is caused when the choroid vessels invade the macula through disruptions in Bruch's membrane. This is referred to as choroidal neovascularization and accounts for the vast majority of legal blindness, according to the Survey of Ophthalmology journal. Thirteen million persons over the age of 40 are afflicted with ARMD, and 1.2 million are in the later, vision-threatening stage of the disease. The British Journal of Ophthalmology reported that ARMD is the most common cause of blindness in most Western communities. Despite some efficacy of laser photocoagulation in the treatment of ARMD, only a small percentage of all patients with the disease are eligible for laser treatment.

         The Company has prepared a development plan for the VEGF Ribozyme and intends to proceed with development either with a partner or on its own. There can be no assurance that the Company will be permitted to undertake additional human clinical testing of the Company's potential products or, if permitted, that such products will be demonstrated to be safe and efficacious or will be determined to be marketable. See "Risk Factors--Uncertainty of Product Development."


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

   SCHERING AG

          In April 1997, the Company entered into a research collaboration with Schering AG focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents.

          The collaboration will utilize the special selectivity of ribozymes and related technologies to validate new molecular therapeutic targets, and to discover new therapeutic agents based on those targets. RPI will provide its expertise in ribozyme design, synthesis and delivery, and Berlex Laboratories, Inc., a U.S. subsidiary of Schering AG ("Berlex"), will provide candidate targets, cell culture screens, animal models and development and commercialization expertise to the collaboration. The Company anticipates that hundreds of potential targets may be examined over a five year period, and Berlex will have options to commercialize products from any validated targets.

          Schering AG made an equity investment in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and will make an additional equity investment of $2.5 million in 1998. Separately, Schering AG provided a loan of $2.0 million in 1997, and subsequently $1.0 million in January 1998. Schering AG will continue to provide loans of up to $2 million annually for each of the next four years, provided that the collaboration is continued in each of those years. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At December 31, 1997, the outstanding borrowings of $2.1 million were convertible into approximately 257,000 shares of the Company's common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. In addition, Schering AG made research payments of $1.5 million in 1997 and, provided that the collaboration is continued, will make research payments of $2 million a year for the next four years. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non-ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. Upon payment of termination fees to the Company, the research collaboration may be terminated at Schering AG's option any time after April 8, 1998.

   CHIRON

          In July 1994, RPI entered into a collaborative agreement with Chiron under which RPI and Chiron have agreed to collaborate in the research, development and marketing of ribozyme products directed toward certain genetic targets. In connection with the collaboration, the Company and Chiron will each contribute intellectual property and other resources to the development of the targeted ribozyme products. As of the date of this filing, the designated genetic targets and their associated clinical indications are HIV, VEGF receptors (retinopathy/corneal transplant rejection/cancer), ras and c-myb (proliferative diseases) and a potential cancer target. The field of the agreement includes diagnostic, prophylactic and therapeutic applications of ribozymes directed toward these genetic targets. The term of the research program is five years, renewable with the consent of both parties. RPI and Chiron have agreed to exclusively collaborate on up to five specific targets and to reserve up to four other potential targets at any one time during the term of the agreement. The parties have concentrated their initial collaborative research efforts on the VEGF receptor and HIV targets.

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

          RPI retains the right to manufacture chemically synthesized ribozyme products resulting from the collaboration, whether jointly developed, or developed by Chiron or RPI individually. Chiron and RPI will collaborate for the manufacture of retroviral vector applications (gene therapy).

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

          As part of the collaboration, Chiron made an equity investment of $4.36 million in the Company. In addition, Chiron purchased from the Company 377,202 shares of Common Stock with an aggregate purchase price of $3.64 million in 1996 at the time of the Company's initial public offering. Also at the time of the Company's initial public offering, the Company issued Chiron a warrant to purchase 444,444 shares of the Company's Common Stock which is exercisable at a price of $22.50 per share, for an aggregate purchase price of $4.50 per warrant share. In 1994, Chiron paid the Company $0.45 per warrant share, or $200,000 and the balance of the warrant purchase price, $4.05 per warrant share, or $1.8 million, was paid to the Company upon completion of its initial public offering.

          In May 1996, the Company entered into a target validation collaboration with Chiron for the use of ribozymes to characterize gene function. The collaboration gives Chiron the right to develop and commercialize products that result from the collaboration, and would entitle RPI to receive product development milestone payments and royalties on sales of any such commercial products. Chiron and RPI each pay a portion of the research and development expenses of the collaboration and the Company agreed to pay Chiron $1.8 million, which was paid in 1996, for research funding related to the collaboration.

   DOWELANCO

          In September 1993, RPI entered into a two-year collaborative research feasibility study with DowElanco. The parties extended the study through April 1, 1996. The goal of the feasibility study was to demonstrate the ability of ribozymes to alter corn. Under the agreement, DowElanco provided support of research for the feasibility study conducted at RPI. The feasibility study was completed in April 1997 and the Company entered into a long term commercialization agreement with DowElanco. As consideration for the long-term license agreement, 41,666 shares of common stock held by DowElanco were returned to the Company. The Company canceled 33,333 of the shares and reissued the remaining 8,333 shares to CTI as a consideration of royalty, due to the license payment. The agreement provides DowElanco with a world-wide, non-exclusive license to commercialize oil, meal and starch products in corn and several other crops. RPI will receive royalties on products sold. The Company does not expect to receive royalties, if any, from such license for a substantial period of time.

   INTELLIGENE

          In March 1997, the Company granted a worldwide exclusive license to IntelliGene to develop and sell diagnostics for several target diseases using ribozymes in amplified nucleic acid formats. IntelliGene is a private, venture-backed biotechnology company located primarily in Jerusalem, Israel with an office in Sudbury, Massachusetts. IntelliGene is developing diagnostic products using ribozymes created using a process called in vitro evolution. The agreement provides for IntelliGene to develop diagnostic tests initially against six infectious diseases in their laboratories in Jerusalem and elsewhere, and to develop, make and sell diagnostic products based on these tests, either alone or through sublicenses. RPI received a license fee and will receive royalties on product sales as part of this agreement, and may assist in the research and development efforts.

   PARKE-DAVIS

          In March 1998, the Company entered into a Target Validation agreement with Parke-Davis. The agreement gives Parke-Davis access to the Company's proprietary ribozyme technology which will assist Parke-Davis in determining which genes are valid therapeutic targets. Under the terms of the contract, the Company will design and synthesize ribozymes against target genes designated by Park-Davis and perform various studies to determine the level of gene expression inhibition achieved. Parke-Davis will fund the research and may provide milestone payments or success fees to the Company if Parke-Davis uses the information to derive compounds to take into development.


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

          The Company has expanded its quality control and quality assurance program internally, including a set of standard operating procedures designed to assure that the Company's products manufactured by or for it are made in accordance with cGMP and other applicable domestic and foreign regulations. See "Risk Factors--Uncertainty of Governmental Regulation" and "--Lack of Manufacturing Experience; Reliance on Contract Manufacturers."

          The Company has entered into strategic partnerships with Chiron and Schering AG that include the right for RPI to manufacture chemically synthesized ribozyme products.

          The Company expects to market and sell certain of its products, if successfully developed, directly and through co-promotion or other licensing arrangements with third parties, including its collaborators and licensees. In certain markets, the Company may enter into distribution or partnership agreements with pharmaceutical or biotechnology companies that have large, established sales organizations. See "Risk Factors--Lack of Sales and Marketing Experience; Dependence on Third Parties."

          In connection with the establishment of its manufacturing capabilities, the Company has entered into collaborations with Pharmacia Biotech and Protogene. In November 1995, the Company and Pharmacia Biotech agreed to collaborate on the development of better synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides. The goal of the collaboration is to reduce the cost of manufacturing ribozymes and other oligonucleotide products that use amidites. Pharmacia Biotech, which is a subsidiary of Pharmacia & Upjohn, Inc., has expertise in the manufacture of oligonucleotide synthesis and purification instrumentation and software. Under the terms of the collaboration, Pharmacia Biotech is providing RPI with synthesis instrumentation and software, research funding and milestone payments, a portion of which may be set-off against future royalties payable to RPI.

          In December 1996, the Company entered into an agreement with Protogene, a private biotechnology company, to develop an instrument which allows high throughput synthesis of non-DNA oligonucleotides. Under the terms of the collaboration, RPI is supporting research and development, has made an equity investment in Protogene and will have the option to buy the instrument.


COMPETITION

          RPI is engaged in the rapidly developing field of gene modulation. Competition among entities attempting to develop gene modulation products for the treatment of diseases is intense and is expected to increase. The Company faces specific competition from other companies engaged in the research, development and commercialization of ribozyme-based technology as well as competition from companies attempting other methods of gene expression control, such as antisense and triplex. In addition, the Company competes with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products for the treatment of the same diseases targeted by the Company. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical studies and clinical trials, obtaining regulatory approvals and marketing than the Company. The Company's collaborators and licensees may be conducting research and development programs directed at the same diseases that the Company is targeting. In particular, the Company is aware that Chiron is conducting product development programs that may be competitive with certain of the RPI/Chiron collaborative programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, RPI faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. See "Risk Factors--Dependence on Collaborative Relationships" and "--Intense Competition; Rapid Technological Change."


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

          At the core of RPI's technology are inventions and patents of the University of Colorado ("CU") which were developed by Dr. Thomas R. Cech and various associates of Dr. Cech. Pursuant to the policies of CU, these inventions and the patents issued thereon (the "Cech Technology") became the property of CU. The Cech Technology was assigned to CU's affiliate, University Research Corporation ("URC"), which in turn assigned the rights to license certain of the Cech Technology to Competitive Technologies, Inc. ("CTI"), formerly known as University Patents, Inc. United States Biochemical Corporation ("USB") licensed the Cech Technology pursuant to two sublicenses. One of these sublicenses was for the Cech Technology held by CTI. In November 1996 USB assigned to RPI its rights under the sublicense from CTI and RPI entered into an amended and restated license with CTI. RPI also has obtained a license from URC and a sublicense from USB for other Cech Technology held by URC. The CTI license, URC license and USB sublicense together grant RPI the exclusive (except for non-commercial academic research) worldwide right, among other things, to make, use and sell RNA enzymes covered by licensed patents and products incorporating them. The URC license and USB sublicense are fully paid. The CTI license provides for the payment of a royalty on sales of products incorporating RNA enzymes, covered by licensed patents, and for certain minimum annual royalties. RPI may grant sublicenses to the licensed technology subject to the payment to CTI of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, RPI must pay CTI a share of any option fee, license fee, prepaid royalty or other "front-end" fee other than research and development funding paid in connection with such sublicense.

          In September 1993, RPI was granted a right of first refusal to license any new inventions, improvements and patents related to ribozyme technology developed by Dr. Cech or others at CU, in exchange for certain payments. In order to maintain this right, RPI has agreed to fund research at CU through an unrestricted grant of $750,000 payable in various installments over a five year period commencing in September 1993. As of December 31, 1997, $113,000 of the unrestricted grant is still payable. In addition, RPI has agreed to pay CU a fee for each invention disclosure accepted by RPI under the license.

          As part of the Company's overall intellectual property strategy, it enters selectively into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies and gain the commercial rights to such new technologies. The Company has a number of these agreements in place with institutions such as Duke University, Georgetown University, Massachusetts Institute of Technology, University of Florida, University of Toronto, University of Vermont, and Yale University.

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

          As a result of these licenses and sublicenses, and RPI's own internal research, RPI has exclusive worldwide rights to at least 37 issued patents in the United States, 3 patents granted in Europe, 1 patent granted in Japan and 3 issued patents in Australia. In addition, Notices of Allowance have been received for at least 16 patents from the United States Patent and Trademark Office, for a total of at least 60 patents issued or allowed in the United States and abroad. Six of the 37 United States issued patents, 1 European patent and 1 Japanese patent cover the use of an enzymatic RNA to cleave a single stranded RNA (the "Cech Patents"). The Company believes that the Cech Patents grant the right to exclude others from practicing ribozyme technology as it is currently known to the Company in the United States, Europe and Japan irrespective of the application, the method of production, the method of purification, or the ribozyme motif used. Unless extended, the Ribozyme Patents will expire in December 2008 in the United States and December 2007 in Europe and in Japan. The additional issued patents cover both ribozyme technology (e.g., ribozyme design, synthesis, chemical modifications, delivery, ribozyme motifs, vector production, target site selection) as well as application to specific therapeutic targets.

          In addition, RPI has filed or holds exclusive licenses to more than 100 pending United States and related foreign applications. The Company's patent portfolio includes approximately 40 United States applications for various areas of interest in human therapeutics and diagnostics and certain agricultural uses. The portfolio also includes approximately 80 United States applications related to the chemistry, design, optimization, manufacture, and delivery of ribozyme products.

         The Company has filed opposition documents against two patents granted to a competitor in Europe. Opposition proceedings against certain European and Japanese patents of the Company have been initiated by its competitors. The Japanese Opposition Division has issued notification to maintain RPI's Japanese patent. The opposition proceedings against the Company's European patent is still ongoing. In addition, interference proceedings against certain of the Company's other patents and patent applications are anticipated in the U.S. The Company believes that its patents and applications are soundly based, but the extent of protection may vary in different countries and no assurance can be given that any patent will provide commercially significant protection or will not be challenged, invalidated, or circumvented. However, litigation could be necessary to protect the Company's patent position, which would result in substantial cost to, and diversion of efforts by, the Company.

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

          It is the Company's policy to require its employees, consultants, members of its Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with the Company. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for the Company, utilizing property of the Company or relating to the Company's business and conceived or completed by the individual during employment shall be the exclusive property of the Company to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. See "Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights."


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

          In addition to FDA requirements, the National Institutes of Health ("NIH") has established guidelines for research involving recombinant DNA molecules, which are utilized by the Company and certain of its collaborators and licensees in their research. These guidelines apply to all recombinant DNA research within the United States or its territories which is conducted at or supported by the NIH. Under current guidelines, proposals to conduct clinical research involving gene therapy which is supported by the NIH must be reviewed by the NIH Recombinant DNA Advisory Committee. The Company's vector delivery of ribozymes will need to be reviewed by this Committee.

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


EMPLOYEES

          As of December 31, 1997, the Company had 91 full-time employees, including a technical scientific staff of 71. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. None of the Company's employees is covered by collective bargaining arrangements and management considers relations with its employees to be good.


ITEM 2.  PROPERTIES

          RPI currently leases approximately 30,000 square feet of laboratory and office space at 2950 Wilderness Place, Boulder, Colorado. The Company leases this space under an operating lease that lasts through June 2007. The Company believes that the existing facility will be sufficient to meet its needs through 1998. The Company is currently attempting to finance the construction of a build to suit facility in the Boulder area. If financing is obtained, of which there is no assurance, the facility is scheduled to be completed in the beginning of 1999.


ITEM 3.  LEGAL PROCEEDINGS

          Other than the proceedings described under "Business--Patents and Proprietary Technology," RPI is not a party to any legal proceedings.


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


1996                                                       High         Low
----                                                       ----         ---
Second Quarter.........................................   $  21.25    $  10.00
Third Quarter..........................................      14.75        8.81
Fourth Quarter.........................................      13.13        8.38

1997

First Quarter..........................................   $  16.50    $   9.88
Second Quarter.........................................      12.38        8.63
Third Quarter..........................................      12.00        7.38
Fourth Quarter.........................................      11.38        7.00


          As of March 13, 1998, there were approximately 171 stockholders of record of the Company.

          The Company has never declared or paid cash dividends and currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         RPI was founded to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and therapeutic target validation services. The Company's technology is based on Professor Thomas R. Cech's discovery of "ribozymes," for which he shared a Nobel Prize in 1989. Ribozymes are a form of ribonucleic acid that have the ability to selectively inhibit protein production. Because many disease states are the result of abnormal protein production, ribozymes are potentially applicable to a wide range of human diseases. RPI believes that its ribozyme technology may provide a new paradigm for drug design and disease treatment and may be a significant tool for the identification of gene function and target validation. The Company has entered into a collaboration with Chiron to develop ribozyme products for specific therapeutic targets in human health, a second collaboration with Chiron in the target validation area, and collaborations with Schering AG and Parke-Davis to validate new therapeutic targets from gene sequence data using the Company's functional genomics technology. The Company has also licensed its technology to DowElanco for certain agricultural applications and IntelliGene for certain diagnostic applications.

         The Company completed its initial public offering in April 1996 resulting in net proceeds of approximately $20.6 million. Concurrent with the closing of the offering, Chiron purchased common stock at an aggregate purchase price of $3.6 million and paid the Company an additional $1.8 million to complete the purchase of a warrant issued to Chiron upon the closing. In October 1997, the Company completed a secondary offering resulting in net proceeds of approximately $10.5 million.

         The Company does not anticipate revenues from product sales in the foreseeable future. The Company has incurred losses since inception and, as of December 31, 1997, had an accumulated deficit of $62.5 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in both research and development and general and administrative expenses. The Company's sources of funds for the next several years will be payments from strategic collaborations and licensing arrangements, if any, sale of equity and interest income. Certain payments under strategic collaborations are contingent upon the Company meeting certain milestones. Payments under strategic collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period.


RESULTS OF OPERATIONS

  Years Ended December 31, 1997 and December 31, 1996

         Revenues from collaborative agreements and grants increased $1.2 million to $1.9 million for the year ended December 31, 1997, compared to $773,000 for the year ended December 31, 1996. The increase is primarily due to $1.5 million in quarterly research payments made by Schering AG in 1997. The 1997 payments from Schering AG were the first in the collaboration which includes $2.0 million in annual research funding over the five year term of the collaboration, provided the agreement is extended for each of those years. Upon payment of termination fees to the Company, the research collaboration may be terminated at Schering AG's option any time after April 8, 1998. Collaborative agreements and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

          Interest income for the year ended December 31, 1997 decreased $141,000 to $795,000 from $936,000 for the year ended December 31, 1996, due to decreased average invested cash balances. The higher interest income in 1996 was the result of increased cash balances due to the Company's initial public offering in April 1996. Interest income generally fluctuates as a result of cash available for investment and prevailing interest rates.

          Research and development expenses for the year ended December 31, 1997 increased $1.0 million to $15.2 million from $14.2 million for the year ended December 31, 1997. The increase was primarily due to the hiring of additional personnel and the overall scale-up of product development. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation for laboratory equipment and facilities. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded.

         General and administrative expenses decreased slightly to $1.89 million for the year ended December 31, 1997 compared to $1.9 million for the year ended December 31, 1996. The slight decrease in general and administrative expense in 1997 is primarily due to higher expenses in 1996 which included one-time cash and stock bonus payments made to the Company's executive officers in connection with the initial public offering in April 1996. The Company expects general and administrative expenses to increase as a result of hiring additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall expansion of the Company's operations and business development efforts.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed it operations since inception through public offerings in April 1996 and October 1997, private placements of preferred stock, and funds received under the Company's collaborative agreements with Schering AG, Chiron, Parke-Davis and DowElanco. As of December 31, 1997 the research collaborations with Parke-Davis and DowElanco have been completed. From inception through December 31, 1997, the Company has received approximately $29.0 million in net proceeds from private placements, $31.1 million in net proceeds from public offerings and $23.5 million from its collaborations.

          The Company had cash, cash equivalents and securities available-for-sale of $16.1 million at December 31, 1997 compared with $17.6 million at December 31, 1996. The $1.5 million decrease in cash, cash equivalents and securities available-for-sale was primarily the result of cash used for research and development, investment in equipment, payments under loan facilities and for general corporate purposes, offset by net proceeds from the sale of common stock, loan proceeds and research payments from collaborations.

          The Company invests its cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

         Total additions for property, plant and equipment during 1997 were $2.2 million, most all of which additions were financed through the Company's existing equipment loan facilities.

         As of December 31, 1997, up to $2.0 million in loans are available to the Company in each calendar year through the year 2001, from Schering AG. The Company received the first loan of $2.0 million in September 1997. The loans are related to the Schering AG research collaboration entered into in April 1997. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. In addition to the line of credit, Schering AG has agreed to provide $2.0 million in annual research funding for each year through April 2001 and will make an additional equity investment of $2.5 million in May 1998. All such payments are subject to certain restrictions, including receipt of certain third party consents, and are subject to the termination of the research collaboration at Schering AG's option at any time after April 8, 1998. See "Business--Collaborative Relationships and License Agreements."

         The Company estimates that its existing capital resources, together with facility and equipment financing and expected revenues from its collaborative agreements, will be sufficient to fund its current and planned operations at least until mid 1999. There can be no assurance, however, that changes in the Company's research and development plans, funding of technology development, or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time and, in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. Such additional capital may be raised through public or private financing, as well as collaborative relationships, borrowing and other available sources. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Funding."

         At December 31, 1997, the Company had available net operating loss carryforwards, research and development credit carryforwards and state investment credit carryforwards of $62.5 million, $1.1 million and $31,000, respectively, for income tax purposes. The Company's ability to utilize its net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986 .


YEAR 2000 ISSUE

         Until recently most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is referred to as the "Year 2000 Issue." During 1997, the Company reviewed all internal, external and third-party computer applications and determined that there is no significant exposure to the Year 2000 Issue. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter.


ITEM 7.  FINANCIAL STATEMENTS

          Submitted as part of Item 13(a) in this Form 10-KSB and incorporated herein by reference.

                                  RISK FACTORS

          The following risk factors should be read in conjunction with information appearing elsewhere in this Report.

         Except for the historical information contained herein, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report.


EARLY STAGE OF DEVELOPMENT

         RPI is at a very early stage of development and must be evaluated in light of the uncertainties and complications present in an early stage biotechnology company. Since the Company's inception in 1992, substantially all of the Company's resources have been dedicated to the research and development of potential products and services based on ribozyme technology. Therapeutic products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a substantial number of years. No revenues have been generated from product sales to date. There can be no assurance that any therapeutic products will be successfully developed and proven to be safe and effective. The development of new products and services is highly uncertain and subject to a number of significant risks. There can be no assurance that any of the Company's product development efforts or those of its collaborators and licensees will be successfully completed, that regulatory approvals will be obtained or will be as broad as sought, that any of the Company's potential products will be capable of being produced in commercial quantities at reasonable cost or that any products or services, if introduced, will achieve market acceptance.


TECHNOLOGICAL UNCERTAINTY

         Drug discovery and development methods based upon ribozymes are relatively new, and there can be no assurance that these methods will lead to the discovery or development of commercial pharmaceutical products, that the Company will be able to employ these methods of drug development successfully, or that ribozyme products will be deliverable, safe or efficacious in humans. While the Company has demonstrated the utility of ribozyme technology in model systems in vitro and in animals, and has identified a number of ribozymes worthy of additional testing, none of these potential products nor, to the Company's knowledge, any other ribozyme-based compound has been shown to be efficacious in humans. A significant amount of additional research and development, requiring many years and substantial resources, will be required to determine the potential of the Company's ribozyme technology for therapeutic products. The Company's technology may, during the course of further research, prove to be ineffective in the treatment of human disease or in other areas. The Company must conduct significant additional research and development on determining safe and effective methods of delivering ribozymes into the human body for each indication for the Company's potential therapeutic products, and must overcome a number of other technological challenges, such as enhancing the delivery activity and stability of ribozymes and manufacturing ribozyme-based therapeutic products on a commercial scale. In particular, a significant amount of additional research and development is required to determine whether ribozymes can be delivered effectively in vivo, including research and development directed toward improving the delivery of ribozymes to specific tissues and improving cellular uptake. There can be no assurance that effective delivery of ribozyme-based products can be achieved. In addition, the Company's use of vector delivery of ribozymes will require that the Company overcome concerns relating to potential serious side effects associated with vector delivery, such as mutagenicity (permanent DNA alteration). Many of these technological and developmental challenges may be significantly greater than those typically associated with traditional drug development, and may never be overcome. The use of ribozymes in animal health, agricultural applications and therapeutic target validation is subject to similar developmental and technological uncertainties which may never be overcome. There can be no assurance that even if the Company's potential products are found to be safe and effective, or otherwise have utility, that the Company will be able to manufacture them on a large commercial scale or market them in an economical way. Further, it is possible that the proprietary rights of third parties will preclude the Company or its collaborators and licensees from marketing products or that third parties will market superior or equivalent products. As a result, there can be no assurance that the Company's research and development activities will result in any commercially viable products.


UNCERTAINTY OF PRODUCT DEVELOPMENT

         Before obtaining regulatory approval for the commercial sale of any of its potential products the Company must demonstrate, through pre-clinical studies and clinical trials or corresponding animal health or agricultural studies, that a potential product is safe and efficacious for use in each target indication. There can be no assurance that results generated by pre-clinical animal testing will be indicative of results of clinical testing in humans when, and if, those tests are conducted. There can be no assurance that potential products will be demonstrated to be safe and efficacious or will receive necessary regulatory approvals. The Company may also experience delays from its anticipated commencement dates for human clinical trials due to a variety of factors including pre-clinical study results, delays or difficulties in patient enrollment, delays in regulatory approvals and other factors. The Company's potential products may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the Company's potential products will ultimately obtain United States Food and Drug Administration ("FDA"), other regulatory or foreign marketing approval for any indication, that an approved product will be capable of being produced in commercial quantities at reasonable cost or that any approved product will achieve market acceptance.


HISTORY OF OPERATING LOSSES

         RPI has experienced significant operating losses since its inception in 1992. As of December 31, 1997, the Company had an accumulated deficit of approximately $62.5 million. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as the Company's research and development efforts and pre-clinical and clinical testing expand. The Company's revenues to date have been derived primarily from payments under collaborative arrangements. The Company's ability to achieve profitability is dependent on its ability, alone or with others, successfully to complete the development of products, conduct clinical trials, obtain the required regulatory approvals and manufacture and market products. There can be no assurance as to if or when the Company will achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

         RPI's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. Patent matters in biotechnology are highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As of December 31, 1997, RPI held exclusive rights to at least 37 issued United States patents and 7 issued foreign patents. In addition, as of December 31, 1997, RPI had on file approximately 100 United States and related foreign applications. There can be no assurance that the Company will develop products or processes that are patentable, that patents will issue from any of these applications or that claims allowed on issued patents will be sufficient to protect the Company's technology. There can be no assurance that the Company's issued patents or patent applications, if issued, are enabled, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Competitors have filed applications, have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company or which could affect the Company's issued patents or efforts to obtain issued patents. Although the Company has filed patent applications covering, among other things, a number of improvements and modifications to ribozymes, the basic patents exclusively licensed to the Company that cover the use of an enzymatic RNA to cleave a single stranded RNA unless extended expire in 2008 in the United States and in 2007 in

Europe. There can be no assurance that any product developed by the Company or its collaborators and licensees will be commercially available by the expiration date of such patents. Furthermore, changes in United States patent laws resulted from the General Agreement on Tariffs and Trade (the "GATT Agreement"). Most notably, the GATT Agreement resulted in United States law being amended to change the term of patent protection, for certain patent applications filed after June 7, 1995, from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications is often more than three years, a 20-year patent term from the date of filing may result in a substantially shortened term of patent protection, which may adversely affect the Company's patent position.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received issued patents relating to ribozymes. The commercial success of the Company will depend in part on RPI not infringing patents issued to competitors and not breaching the technology licenses upon which any potential products are based. It is uncertain whether the issuance of any third-party patents would require the Company to alter its products or processes, obtain licenses or cease certain activities. Some of these applications or patents may conflict with the Company's issued patents or pending applications. Further, RPI is aware that other companies have filed patent applications and have been granted patents in the United States and other countries claiming subject matter that may be useful to the Company for some of its potential products. Such conflict could result in a significant reduction of the coverage of the Company's issued or licensed patents. In addition, if patents exist or are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. If such licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company. Litigation, interference proceedings in the United States Patent and Trademark Office, oppositions in non-United States countries or reexaminations, which could result in substantial costs to and diversion of efforts by the Company, may also be necessary to enforce or defend any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. The Company has filed opposition documents against two patents granted to a competitor in Europe. Opposition proceedings against certain European and Japanese patents of the Company have been initiated by its competitors. The Japanese Opposition Division has issued notification to maintain RPI's Japanese patent. The opposition proceedings against the Company's European patent is still ongoing. In addition, interference proceedings against certain of the Company's other patents and patent applications are anticipated in the U.S. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

         RPI relies on trade secrets to protect its technology in addition to patent protection, especially where patent protection is not believed to be appropriate or obtainable. RPI attempts to protect its proprietary technology and processes in part by confidentiality agreements and assignment of invention agreements with its employees and confidentiality agreements with its consultants, collaborators and licensees. There can be no assurance that these agreements will provide meaningful protection, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that the Company or its consultants, collaborators or licensees use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions. See "Business--Patents and Proprietary Technology."

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

         The Company's strategy for the development, clinical testing, manufacturing and commercialization of its potential products includes collaborating with corporate partners, licensors, licensees and others and is dependent upon the performance of responsibilities by these outside parties. The Company is currently engaged in a number of corporate collaborations, including product development and target validation service agreements and technology licenses. Although the Company believes its collaborators and licensees and any future collaborators and licensees have or will have a motivation to perform their contractual responsibilities, the amount and timing of resources to be devoted to collaborative activities by the Company's collaborators and licensees are not within the control of the Company. There can be no assurance that any collaborative relationship will be extended or renewed, that the Company's collaborators and licensees will perform their obligations as expected or that the Company will derive any additional revenue or other benefits from such arrangements. There can be no assurance that the Company's current or future collaborators and licensees will not pursue existing or alternative technologies in preference to those being developed in collaboration with the Company. In particular, the Company is aware that Chiron is conducting product development programs that may be competitive with certain of the RPI/Chiron collaborative programs. In addition, there can be no assurance that the Company's collaborators and licensees will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. The Company's collaboration with Chiron provides that the parties will share equally in the development costs and profits of any jointly developed product. The Company will be required to provide substantial funds to pay for its share of any such development costs, and to the extent the Company is unwilling or unable to fund its share and Chiron chooses to fund the entire development costs, the Company will forfeit its interest in such product except for the right to manufacture and receive a predetermined royalty. There can be no assurance that Chiron will commit to fund product development costs if the Company declines to participate. The Company has prepared a development plan for the VEGF ribozyme and intends to proceed with development either with a partner or on its own. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would require substantially greater capital to undertake research, development and marketing of its proposed products at its own expense. In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements. See "Business--Product Development Programs," "--Collaborative Relationships and License Agreements," and "--Manufacturing and Marketing Strategy."


INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

         RPI is engaged in a rapidly changing, highly competitive field. Other products and therapies that may compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Many other companies are actively seeking to develop products, including ribozymes and other products designed to modulate gene expression, such as antisense oligonucleotides, that have disease targets similar to those being pursued by the Company. Some of these competitive products are in clinical trials. There can be no assurance that the Company's competitors will not succeed in developing products based on ribozyme or other technologies, existing or new, that are more effective than any that are being developed by the Company or that would render the Company's ribozyme technologies obsolete and noncompetitive. Moreover, there currently are commercially available products for the treatment of certain disease targets being pursued by the Company.

         Competition from fully integrated pharmaceutical and biotechnology companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical studies and clinical trials, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, RPI faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company. See "Business--Competition."


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         Development of the Company's products will require a commitment of substantial additional funds to conduct the costly and time consuming research, pre-clinical and clinical testing necessary to bring its potential products to market and to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including, among others, the progress of the Company's research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with pre-clinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company's collaborative relationships, costs associated with the acquisition of technology, if any, evaluation of the commercial viability of the potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures. Based on current projections, the Company estimates that its existing capital resources, together with facility and equipment financing and expected revenues from its collaborations, will be sufficient to fund the Company's requirements until mid-1999 (assuming that the Company exercises its option to defer paying the costs of any Phase II or subsequent clinical trials conducted under its collaboration with Chiron until after such date). There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financing, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised through the sale of equity or convertible debt securities, substantial dilution to existing stockholders may result. In the event that additional funds are obtained through arrangements with collaborators and licensees, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Collaborative Relationships and License Agreements."


UNCERTAINTY OF GOVERNMENTAL REGULATION

         The FDA and comparable agencies in federal, state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those proposed to be developed by the Company or its collaborators and licensees. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other regulatory approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. The Company or its collaborators and licensees may encounter significant delays or excessive costs in their efforts to secure necessary approvals or licenses. Because certain of the products that may result from the Company's research and development programs involve the application of new technologies and will be based on a new therapeutic approach, such products may be subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. There can be no assurance that FDA and other regulatory approvals will be obtained in a timely manner, if at all. Any delay in obtaining, or the failure to obtain, such approvals would adversely affect the Company's ability to generate product or royalty revenues. Even if FDA and other regulatory approvals are obtained, the marketing and manufacturing of products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Additional governmental regulations may be promulgated that could delay regulatory approval of the Company's or a corporate partner's potential products. The Company cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action. See "Business--Government Regulation."


NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

         The Company is highly dependent on its corporate officers and other principal members of its scientific and management staff, the loss of any of whose services might significantly delay or prevent the achievement of the Company's research, development or business objectives. In addition, the Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. Retaining and attracting qualified personnel, consultants and advisors is critical to the Company's success. In order to pursue its product development and marketing plans, the Company may be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, and marketing. These requirements are also expected to demand the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on the Company, including its ability to conclude collaborations with additional collaborators and licensees.

LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS

         The Company currently has manufacturing facilities to produce limited quantities of some of its compounds for research and development, pre-clinical and some clinical purposes. The potential pharmaceutical products under development by the Company and its collaborators and licensees have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company or its collaborators or licensees is unable to manufacture or contract for a sufficient supply of its potential products on acceptable terms, or if it or they should encounter delays or difficulties in its relationships with manufacturers, the Company and its collaborators and licensees' pre-clinical and human clinical testing schedule would be delayed, resulting in a delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which would have a material adverse effect on the Company. Moreover, if a vector delivery approach is required, a viral or non-viral vector that contains the ribozyme must be obtained. There can be no assurance that the Company or its collaborators or licensees will be able to obtain licenses to, or the appropriate manufacturing of, such a vector with sufficient quality and quantity, and such potential difficulty would have a material adverse effect on the Company. Furthermore, RPI or contract manufacturers must adhere to current Good Laboratory Practices and current Good Manufacturing Practices ("cGMP") regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted. See "Business--Manufacturing and Marketing Strategy."

LACK OF SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

         The Company currently has no sales, marketing or distribution capability. The Company intends to rely on relationships with pharmaceutical and biotechnology companies with established distribution systems and direct sales forces to market certain of its products and may decide to market other products directly. To market any of its products directly, the Company must develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales, marketing and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful. See "Business--Manufacturing and Marketing Strategy."


UNCERTAINTY OF PHARMACEUTICAL PRICING, THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM MEASURES

         The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of governmental and third party payors to contain or reduce the costs of health care. In the United States and in certain foreign jurisdictions there have been, and the Company expects that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect that such proposals may have on its business, the pendency or approval of such proposals could have a material adverse effect on the Company's ability to raise capital or to obtain additional collaborators or licensees, and the adoption of such proposals could have a material adverse effect on the Company.

         In both domestic and foreign markets, sales of the Company's potential products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Future legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products and services. There can be no assurance that any of the Company's potential products will be considered cost effective or that adequate third-party reimbursement would be available to enable RPI to maintain price levels sufficient to realize an appropriate return on its investment in product development. In addition, the trend toward managed health care in the United States and the concurrent growth of organizations, such as health maintenance organizations, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in pricing pressure for any products that might be developed by the Company. See "Business--Government Regulation."

RISK OF PRODUCT LIABILITY; POSSIBLE INABILITY TO OBTAIN INSURANCE

         The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. The Company currently has no clinical trial liability insurance and there can be no assurance that it will be able to obtain and maintain such insurance for any of its clinical trials. In addition, there can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company or its collaborators and licensees. Further, the Company's collaborative agreement with Chiron requires that the Company obtain certain insurance coverage in the future. Failure to obtain such coverage could result in a breach by the Company of such agreement, which could give rise to rights of termination on the part of Chiron. A product liability claim or recall would have a material adverse effect on the business and financial condition of the Company.

HAZARDOUS MATERIALS

         The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity. See "Business--Government Regulation."


VOLATILITY OF STOCK PRICE; NO DIVIDENDS

         The market price of the shares of Common Stock, like that of the common stock of many other early-stage biopharmaceutical companies, is highly volatile. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, progress with clinical trials, governmental regulation, changes in reimbursement policies, developments in patent or other proprietary rights of the Company or its competitors, including litigation, developments in the Company's relationships with current or future collaborators and licensees, if any, public concern as to the safety and efficacy of drugs developed by the Company and its competitors, changes in estimates of the Company's performance by securities analysts, fluctuations in the Company's operating results and general market conditions may have a significant effect on the market price of the Common Stock. The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.


ANTI-TAKEOVER CONSIDERATIONS

          The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of the holders of the Common Stock. The Company has no present plans to issue shares of preferred stock. In addition, certain provisions of the Company's Bylaws and of Delaware law applicable to the Company could have the effect of discouraging certain attempts to acquire the Company which could deprive the Company's stockholders of the opportunities to sell their shares of Common Stock at prices higher than prevailing market prices.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

          The executive officers and directors of the Company as of December 31, 1997, are as follows:


              NAME                                 AGE                                       POSITION
              ----                                 ---                                       --------
Executive Officers
Ralph E. Christoffersen, Ph.D.(1)                  60         Chief Executive Officer, President and Director
Lawrence E. Bullock                                42         Vice  President,  Administration  and Finance,  Chief
                                                              Financial Officer and Secretary
Thomas H. Rossing, M.D.                            48         Vice President of Product Development
Alene A. Holzman                                   40         Vice President of Business Development and General
                                                              Manager of Target Validation and Discovery Business
Nassim Usman, Ph.D.                                38         Vice President of Research

Directors
David T. Morgenthaler (1),(2)                      78         Chairman of the Board
Jeremy L. Curnock Cook (3)                         48         Director
Anthony B. Evnin, Ph.D. (1),(3)                    57         Director
Charles M. Hartman (2)                             56         Director
Anders P. Wiklund (2),(3)                          57         Director

(1)  Member of the Executive Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.

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

          LAWRENCE E. BULLOCK has served as Vice President of Administration and Finance, Chief Financial Officer and Secretary, since January 1996. Prior to joining RPI, Mr. Bullock was Chief Financial Officer, Director of Finance and Administration and Secretary of La Jolla Pharmaceutical Company, a biopharmaceutical company, from December 1990 to January 1996. Mr. Bullock received his M.B.A. from the University of Utah.

          THOMAS H. ROSSING, M.D. has served as Vice President of Product Development since July 1997. Prior to joining the Company, Dr. Rossing was Vice President of Clinical Development and Regulatory Affairs at Gene Medicine, Inc. from July 1996 to July 1997. Prior to that, Dr. Rossing was Director of International Respiratory Clinical Research at Glaxo Wellcome from March 1993 to July 1996, Director of Clinical Pharmacology and Worldwide Regulatory Liaison at Merck Research Laboratories and a staff physician at Brigham and Women's Hospital in Boston, Massachusetts. He received his M.D. degree from Harvard University.

          ALENE A. HOLZMAN has served as Vice President of Business Development and General Manager of Target Validation and Discovery Business since April 1997. Prior to joining the Company, Ms. Holzman was Vice President of ChemTrak Corporation, a medical technology firm, from January 1990 to March 1997 where she was responsible for Finance, Business Development and Marketing and Sales. From 1987 to 1990, she was Vice President of CytoSciences, Inc., a biomedical company and from 1981 to 1987 she was Vice President of Marketing and Sales for Hana Biologics, Inc. (now Cell Genesys Corporation), a publicly held biotechnology firm. Ms. Holzman received her M.B.A. from the University of California at Berkeley.

         NASSIM USMAN, PH.D. has served as Vice President of Research of RPI since May 1996. From April 1994 until May 1996 Dr. Usman served as Director of Chemistry and Biochemistry Research at the Company and from September 1992 until April 1994, Dr. Usman served as Senior Scientist in Chemistry and Biochemistry of RPI. Prior to joining RPI, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology from January 1987 to September 1992. Dr. Usman received his Ph.D. in chemistry from McGill University.

          DAVID T. MORGENTHALER has served as a director of RPI since February 1992 and was elected Chairman of the Board in December 1995. Mr. Morgenthaler was a founder of, and has been Managing Partner of Morgenthaler Ventures, a private venture capital firm, since 1968. He has been a director of a substantial number of public and private companies. Mr. Morgenthaler received his M.S. degree from the Massachusetts Institute of Technology.

          JEREMY L. CURNOCK COOK has served as a Director of RPI since July 1995. Mr. Cook is a Director of Rothschild Asset Management and has been responsible for the Rothschild Bioscience Unit since 1987. Mr. Cook founded the International Biochemicals Group in 1975 which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. He is also a director of the International Biotechnology TrustCreative BioMolecules Inc., Targeted Genetics Inc., Cantab Pharmaceuticals plc, and Biocompatibles International plc. Mr. Cook holds an M.A. in Natural Sciences from Trinity College Dublin.

         ANTHONY B. EVNIN, PH.D. has served as a Director of RPI since February 1992. Dr. Evnin has been a General Partner of Venrock Associates, a venture capital partnership, since 1975. He is also a director of AxyS Pharmaceutical Corporation, Centocor, Inc., Opta Food Ingredients, Inc., and Triangle Pharmaceuticals, Incorporated. Dr. Evnin received his Ph.D. from the Massachusetts Institute of Technology.

          CHARLES M. HARTMAN has served as a Director of RPI since February 1992. He has been a General Partner of CW Group, a venture capital partnership, since 1983. From 1965 to 1983 Mr. Hartman held a number of positions with Johnson & Johnson. He is a director of Geron Corporation and SUGEN, Inc.

          ANDERS P. WIKLUND has served as a Director of RPI since August 1994. Mr. Wiklund has been with Biacore Holdings Inc., since January 1997, where he is Senior Vice President. Previously, from 1967 through 1996, Mr. Wiklund served in numerous executive positions for the Kabi and Pharmacia group of companies, including President and CEO of Kabi Vitrum Inc., and Kabi Pharmacia, Incorporated. Mr. Wiklund is also a director of Trega Bioscience, Inc., Medivir, A.B., InSite Vision, Inc., and Vascular Therapeutics, Incorporated. Mr. Wiklund graduated from the Pharmaceutical Institute in Stockholm, where he received a Master of Pharmacy degree.

          Additional information regarding these persons and compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998, to be filed with the Commission pursuant to Regulation 14A.


ITEM 10.  EXECUTIVE COMPENSATION

          The information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998, to be filed with the Commission pursuant to Regulation 14A.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998, to be filed with the Commission pursuant to Regulation 14A.


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

2. EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------
3.1 (5)            Amended and Restated Certificate of Incorporation dated April 17, 1996.

3.2 (1)            By-laws of the Company, as amended.

4.1                Reference is made to Exhibits 3.1 and 3.2.

4.2 (1)            Specimen Stock Certificate.

10.1 (1)           Form of Indemnity  Agreement  entered into  between the Company and its  directors  and officers, with related schedule.

10.2 (1)           Company's  Incentive  Stock Option Plan (the "ISO Plan"),  including  form of Incentive
                   Stock Option Agreement under the ISO Plan.

10.3 (1)           Company's  Non-Qualified  Stock  Option  Plan  (the  "NQSO  Plan"),  including  form of
                   Non-Qualified Stock Option under the NQSO Plan.

10.4 (1)           Company's  1996 Stock Option Plan (the  "Option  Plan"),  including  forms of Incentive
                   Stock Option and Nonstatutory Stock Option under the Option Plan.

10.5 (1)           Company's 1996 Employee Stock Purchase Plan.

10.6 (5)           Employment   Agreement,   dated   January  1,  1997   between  the  Company  and  Ralph
                   Christoffersen.

10.7 (1)           Incentive  Stock  Option  Agreement  between the  Company and Ralph  E. Christoffersen, dated as of December 23, 1992.

10.8 (1)           Incentive  Stock  Option  Agreement  between the  Company and Ralph  E. Christoffersen, dated as of September 23, 1994.

10.9 (1)           Warrant  Purchase  Agreement,  dated as of  March 15,  1995  between  the  Company  and
                   Hambrecht & Quist Guaranty Finance, L.P.

10.10 (1)          Warrant to Purchase  Common  Stock,  dated as of  March 15,  1995 issued to Hambrecht &
                   Quist Guaranty Finance, L.P.

10.11 (1)          Warrant  to  Purchase  Common  Stock,  dated as of  February 22,  1993  issued  to LINC
                   Scientific Leasing.

10.12 (1)          Warrant  to  Purchase  Common  Stock,  dated as of  July 30,  1993  issued  to  Douglas
                   E. Olson.

10.13 (1)          Warrant  to  Purchase  Common  Stock,  dated as of  July 30,  1993  issued  to  Richard
                   J. Warburg and Ruth P. Warburg.

10.14 (1)          Warrant to Purchase Common Stock,  dated as of December 28,  1994 issued to Competitive
                   Technologies, Inc.


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             ------------------------
10.15 (1)          Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to Silicon Valley Bank.

10.16 (1)          Warrant to Purchase Common Stock, dated July 26, 1996 issued to Silicon Valley Bank.

10.17 (1)          Warrant to Purchase Common Stock, dated April 17, 1996, issued to Chiron Corporation.

10.18 (1)          Collaborative  Research,  Development  and  Commercialization  Agreement,  dated  July 15,  1994 between the Company and Chiron Corporation.

10.19 (1)          Research  Collaboration  and  Licensing  Agreement,  dated as of  November 1,  1995  between the
                   Company and Pharmacia Biotech, AB

10.20 (1)          Research  and  Development  Collaboration  Agreement,  dated as of  April 19,  1993  between the
                   Company and Parke-Davis Division of Warner-Lambert Company.

10.21 (1)          First Amendment to the Research and Development  Collaboration Agreement,  dated April 19, 1993, dated as of  April 17,  1995  between  the Company and  Parke-Davis  Division of  Warner-Lambert
                   Company.

10.22 (1)          Second  Amendment to the Research  and  Development  Collaboration  Agreement,  dated  April 19,
                   1993,  dated  as  of  February 8,   1996  between  the  Company  and  Parke-Davis   Division  of
                   Warner-Lambert Company.

10.23 (1)          Financing Agreement,  dated March 16,  1995 among Wilderness Place Holdings L.L.C.,  Hambrecht &
                   Quist Guaranty Finance, L.P.  and the Company.

10.24 (1)          Negotiable  Promissory Note, dated October 7,  1992 between the Company and Ralph Christoffersen and Addendum dated June 25, 1993.

10.25 (1)          Employment Agreement, dated January 8, 1996 between the Company and Lawrence E. Bullock.

10.26 (1)          Promissory Note, dated February 8, 1996 between the Company and Lawrence E. Bullock.

10.27 (1)          Lease for Real Property, dated May 20, 1992 between Aero-Tech Investments and the Company.

10.28 (1)          Non-Disturbance  and Attornment  Agreement,  dated  March 31,  1995 among General  American Life
                   Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C.  and the Company.

10.29 (1)          Master  Lease  Agreement,  dated  September 2,  1992  between the  Company  and LINC  Scientific
                   Leasing.

10.30 (1)          Loan and Security  Agreement,  dated  February 28,  1994 between the Company and Silicon  Valley
                   Bank.

10.31 (1)          Loan  Modification  Agreement,  dated  December 21,  1994 between the Company and Silicon Valley
                   Bank.



EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
--------                            -----------------------
10.32 (1)          Loan and Security  Agreement,  dated  December 29,  1995 between the Company and Silicon  Valley
                   Bank and MMC/GATX Partnership No. 1.

10.33 (1)          Warrant to Purchase Common Stock,  dated as of December 29, 1995 issued to MMC/GATX  Partnership
                   No.  1

10.34 (1)          Agreement,  dated  February 29,  1996  between the Company  and Chiron  Corporation  relating to research and development funding.

10.35 (3)          Amendments to original  Employment  Agreements between the Company and Ralph E.  Christoffersen,
                   Lawrence E. Bullock and Nassim  Usman,  pursuant to letters  dated  November 14, 1996,  November
                   22, 1996 and December 15, 1996.

10.36 (3)          Promissory Note, dated June 4, 1996 between the Company and Nassim Usman.

10.37 (3)          Amendment to Lease for Real Property,  dated March 13, 1997 between  Aero-Tech  Investments  and the Company.

10.38 (2)          Employment Agreement, dated May 2, 1996 between the Company and Nassim Usman.

10.39 (2)          Collaboration  Agreement  Regarding Use of Ribozymes to Determine Gene  Function,  dated May 13,
                   1996 between the Company and Chiron Corporation.

10.40              (3)* Amended and Restated License Agreement, dated November
                   20, 1996, between the Company, University Research
                   Corporation, University of Colorado and United States
                   Biochemical Corporation.

10.41 (3)*         Amended and Restated  Sublicense  Agreement,  dated  November 20, 1996,  between the Company and
                   United States Biochemical Corporation.

10.42 (3)*         Amended and  Restated  License  Agreement,  dated  November  20,  1996,  between the Company and
                   Competitive Technologies, Incorporated.

10.43(1)           Memorandum of Understanding, dated March 1, 1996 between the Company and DowElanco.

10.44 (3)*         Stock  Subscription  Agreement,  dated  September  1996,  between the Company and  University of
                   Research Corporation.

10.45 (3)*         Stock  Subscription  Agreement,  dated November 20, 1996,  between the Company and United States
                   Biochemical Corporation.

10.46 (3)* Assignment of License and Restated License Agreement, dated November 20, 1996, among the Company, United States
                   Biochemical Corporation and Competitive Technologies.

10.47 (3)*         Letter Agreement dated May 22, 1996, between the Company and ALZA Corporation.

10.48 (3)*         Research and Development  Collaboration  Agreement  dated December 2, 1996,  between the Company and Protogene Laboratories.


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
10.49 (3)*         License Agreement dated February 14, 1997, between the Company and IntelliGene, Ltd.

10.50(1)           Subscription Agreement, dated as of April 17, 1995, between the Company and Parke-
                   Davis Division of Warner-Lambert Company.

10.51(1)           Stock Purchase Agreement, dated as of June 28, 1995, among the Company and certain investors.

10.52(1)           Agreement dated March 1, 1996, between the Company and
                   DowElanco Corporation relating to the conversion of preferred stock.

10.53(1)           Stock Subscription Agreement dated as of October 30, 1995, between the Company and
                   Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v.

10.54(4)*          Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and the Company, dated April 9, 1997.

10.55(4)*          Purchase Agreement dated as of April 9, 1997 among the
                   Company, Schering Berlin Venture Corporation and Schering
                   Aktiengesellschaft.

10.56 (5)          Employment Agreement dated February 27, 1997 between the Company and Alene Holzman.

10.57 (5)          Employment Agreement dated July 5, 1997 between the Company and Thomas Rossing.

10.58              Executive Bonus Plan dated March 27, 1998.

21.1               The Company has no subsidiaries.

23.1               Consent of Ernst & Young LLP, Independent Auditors.

27.1               Financial Data Schedule.


---------------------------

* The Company has applied for and received confidential treatment with respect to portions of these Exhibits.

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, File No. 333-1908-D.

(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

(4)       Incorporated by reference to the Company's Form 8-K dated June 12,
          1997.

(5) Incorporated by reference to the Company's Form SB-2 Registration Statement, dated September 5, 1997, File No. 333-34981.

(b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RIBOZYME PHARMACEUTICALS, INC.


                                               By:/s/  RALPH E. CHRISTOFFERSEN
                                                  ----------------------------
                                                  Ralph E. Christoffersen, Ph.D.
                                                  Chief Executive Officer and
                                                  President

Date:  March 27 , 1998


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


              SIGNATURE                                            TITLE                                      DATE
              ---------                                            -----                                      ----
/s/  RALPH E. CHRISTOFFERSEN                    Chief Executive Officer and President (Principal          March 27, 1998
-------------------------------------------     Executive Officer)
Ralph E. Christoffersen, Ph.D.


/s/  LAWRENCE E. BULLOCK                        Vice President, Administration and                        March 27, 1998
-------------------------------------------     Finance, Chief Financial Officer and Secretary
Lawrence E. Bullock                             (Principal Financial and Accounting Officer)

/s/  DAVID T. MORGENTHALER                      Chairman of the Board of Directors                        March 27, 1998
-------------------------------------------
David T. Morgenthaler

/s/  JEREMY C. COOK                             Director                                                  March 27, 1998
-------------------------------------------
Jeremy C. Cook

/s/  ANTHONY B. EVNIN                           Director                                                  March 27, 1998
-------------------------------------------
Anthony B. Evnin, Ph.D.

/s/  CHARLES M. HARTMAN                         Director                                                  March 27, 1998
-------------------------------------------
Charles M. Hartman

/s/  ANDERS WIKLUND                             Director                                                  March 27, 1998
-------------------------------------------
Anders Wiklund


                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
    Ribozyme Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribozyme Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                    /s/ERNST & YOUNG LLP

Denver, Colorado
February 13, 1998

                         Ribozyme Pharmaceuticals, Inc.

                                 Balance Sheets




                                                     DECEMBER 31
                                                1997            1996
                                          -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                $ 15,302,775    $ 13,050,678
   Securities available-for-sale                 799,616       4,543,470
   Restricted cash                                52,669         242,733
   Accounts receivable                             8,044          74,022
   Notes receivable--related parties             127,341         157,341
   Prepaid expenses and other                    175,549         213,717
                                            ------------    ------------
Total current assets                          16,465,994      18,281,961

Property, plant, and equipment:
   Machinery and equipment                     5,673,115       3,652,794
   Leasehold improvements                      3,567,106       3,539,437
   Office furniture and equipment              1,007,104         857,920
                                            ------------    ------------
                                              10,247,325       8,050,151
   Accumulated depreciation                   (5,290,160)     (3,639,779)
                                            ------------    ------------
                                               4,957,165       4,410,372

Restricted cash                                     --            52,669
Notes receivable--related parties                231,932         122,398
Deferred patent costs, net of accumulated
   amortization (1997--$171,039;
   1996--$105,916)                             2,510,705       2,008,804
Other assets                                     684,245         415,366
                                            ------------    ------------
Total assets                                $ 24,850,041    $ 25,291,570
                                            ============    ============


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                                                                  DECEMBER 31
                                                              1997           1996
                                                         ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable--trade                               $    904,681    $    552,904
   Accrued liabilities                                        245,956         216,616
   Current portion of long-term debt                        2,077,771       1,572,189
   Current portion of capital lease obligations                  --           152,093
                                                         ------------    ------------
Total current liabilities                                   3,228,408       2,493,802

Long-term debt                                                698,633       2,430,432
Convertible debt                                            2,052,889            --
Deferred gain                                                    --             5,515

Commitments

Stockholders' equity:
   Voting convertible preferred stock, $.01 par value;
         5,000,000 shares authorized; no shares
         outstanding                                             --              --
   Common stock, $.01 par value; 20,000,000
         shares authorized; 8,607,022 and
         6,948,304 shares issued and outstanding in
         1997 and 1996, respectively                           86,070          69,483
   Additional paid-in capital                              81,424,341      67,873,284
   Accumulated deficit                                    (62,504,924)    (47,382,830)
   Unrealized loss on securities available-
         for-sale                                              (5,064)         (9,214)
   Deferred compensation                                     (130,312)       (188,902)
                                                         ------------    ------------
Total stockholders' equity                                 18,870,111      20,361,821
                                                         ============    ============
Total liabilities and stockholders' equity               $ 24,850,041    $ 25,291,570
                                                         ============    ============


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                            Statements of Operations




                                                 YEAR ENDED DECEMBER 31
                                                   1997          1996
                                            ---------------------------------
Revenues:
   Collaborative agreements                   $  1,976,500    $    759,122
   Grant and other income                            6,642          13,981
   Interest income                                 794,968         936,397
                                              ------------    ------------
Total revenues                                   2,778,110       1,709,500

Expenses:
   Research and development                     15,169,731      14,188,836
   General and administrative                    1,886,108       1,943,583
   Interest expense                                844,365         844,661
                                              ------------    ------------
Total expenses                                  17,900,204      16,977,080
                                              ------------    ------------
Net loss                                      $(15,122,094)   $(15,267,580)
                                              ============    ============

Net loss per share                            $      (2.04)   $      (2.61)
Shares used in computing net loss per share      7,419,650       5,844,987


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.
                       Statements of Stockholders' Equity

                                                                                      SERIES A                     SERIES B
                                                          COMMON STOCK             PREFERRED STOCK              PREFERRED STOCK
                                                       SHARES        AMOUNT       SHARES       AMOUNT         SHARES        AMOUNT
                                                     ---------   -----------     --------    -----------     --------    ----------
Balance at December 31, 1995                          982,501    $    9,825       666,664    $    6,667       761,897    $    7,619
  Conversion of preferred stock in
    connection with initial public
    offering                                        2,231,960        22,321      (666,664)       (6,667)     (761,897)       (7,619)
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                          841,279         8,412          --            --            --            --
  Issuance of common stock for cash
    --initial public offering, net of
    issuance costs of $816,990                      2,300,000        23,000          --            --            --            --
  Issuance of common stock for cash
   -- other                                           510,829         5,108          --            --            --            --
  Payment on warrants                                    --            --            --            --            --            --
  Issuance of common stock for
    employee bonus                                     18,810           188          --            --            --            --
  Issuance of common stock under
    employee stock purchase plan                       15,842           158          --            --            --            --
  Compensation for issuance of
    common stock and options                             --            --            --            --            --            --
  Issuance of common stock
    for services                                        2,083            21          --            --            --            --
  Issuance of common stock relating
    to certain royalty agreements                      45,000           450          --            --            --            --
  Net loss                                               --            --            --            --            --            --
  Unrealized loss on securities
    available-for-sale                                   --            --            --            --            --            --
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1996                        6,948,304        69,483          --            --            --            --
  Issuance of common stock for cash
    --public offering, net of
    issuance costs of $634,796                      1,400,000        14,000          --            --            --            --
  Issuance of common stock for cash                   212,766         2,128          --            --            --            --
  Issuance of common stock for cash
   -- under stock option plan                          30,001           300          --            --            --            --
  Issuance of common stock under
    employee stock purchase plan                       29,875           298          --            --            --            --
  Issuance of common stock under
    401(k) plan-stock match                            19,409           194          --            --            --            --
  Cancellation of common stock
    relating to license agreement                     (33,333)         (333)         --            --            --            --
  Compensation for issuance of
    common stock and options                             --            --            --            --            --            --
  Net loss                                               --            --            --            --            --            --
  Unrealized loss on securities
    available-for-sale                                   --            --            --            --            --            --
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1997                        8,607,022    $   86,070          --      $     --            --      $     --
                                             =======================================================================================

                                                    SERIES C                 SERIES D
                                                PREFERRED STOCK           PREFERRED STOCK
                                               SHARES       AMOUNT      SHARES        AMOUNT
                                               ------       ------      ------        ------
Balance at December 31, 1995                   127,877    $  1,279      41,666    $    417
  Conversion of preferred stock in
    connection with initial public
    offering                                  (127,877)     (1,279)    (41,666)       (417)
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                      --          --          --          --
  Issuance of common stock for cash
    --initial public offering, net of
    issuance costs of $816,990                    --          --          --          --
  Issuance of common stock for cash
   -- other                                       --          --          --          --
  Payment on warrants                             --          --          --          --
  Issuance of common stock for
    employee bonus                                --          --          --          --
  Issuance of common stock under
    employee stock purchase plan                  --          --          --          --
  Compensation for issuance of
    common stock and options                      --          --          --          --
  Issuance of common stock
    for services                                  --          --          --          --
  Issuance of common stock relating
    to certain royalty agreements                 --          --          --          --
  Net loss                                        --          --          --          --
  Unrealized loss on securities
    available-for-sale                            --          --          --          --
                                        -----------------------------------------------------
Balance at December 31, 1996                      --          --          --          --
  Issuance of common stock for cash
    --public offering, net of
    issuance costs of $634,796                    --          --          --          --
  Issuance of common stock for cash               --          --          --          --
  Issuance of common stock for cash
   -- under stock option plan                     --          --          --          --
  Issuance of common stock under
    employee stock purchase plan                  --          --          --          --
  Issuance of common stock under
    401(k) plan-stock match                       --          --          --          --
  Cancellation of common stock
    relating to license agreement                 --          --          --          --
  Compensation for issuance of
    common stock and options                      --          --          --          --
  Net loss                                        --          --          --          --
  Unrealized loss on securities
    available-for-sale                            --          --          --          --
                                        -----------------------------------------------------
Balance at December 31, 1997                      --      $   --          --      $   --
                                        =====================================================

See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.
                 Statements of Stockholders' Equity (continued)

                                                     SERIES E             SERIES F            SERIES G                  ADDITIONAL
                                                  PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK               PAID-IN
                                                SHARES      AMOUNT    SHARES    AMOUNT    SHARES         AMOUNT           CAPITAL
                                                ------      -------   ------    ------    ------         ------           --------

Balance at December 31, 1995                    107,095    $ 1,071     40,160    $ 402      486,601    $      4,866    $ 40,725,061
  Conversion of preferred stock in
    connection with initial public
    offering                                   (107,095)    (1,071)   (40,160)    (402)    (486,601)         (4,866)           --
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                       --         --         --       --           --              --            (8,412)
  Issuance of common stock for cash
    --initial public offering, net of
    issuance costs of $816,990                     --         --         --       --           --              --        20,550,010
  Issuance of common stock for cash
   -- other                                        --         --         --       --           --              --         3,762,048
  Payment on warrants                              --         --         --       --           --              --         1,800,000
  Issuance of common stock for
    employee bonus                                 --         --         --       --           --              --           187,912
  Issuance of common stock under
    employee stock purchase plan                   --         --         --       --           --              --           131,172
  Compensation for issuance of
    common stock and options                       --         --         --       --           --              --           162,530
  Issuance of common stock
    for services                                   --         --         --       --           --              --            23,413
  Issuance of common stock relating
    to certain royalty agreements                  --         --         --       --           --              --           539,550
  Net loss                                         --         --         --       --           --              --              --
  Unrealized loss on securities
    available-for-sale                             --         --         --       --           --              --              --
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1996                       --         --         --       --           --              --        67,873,284
  Issuance of common stock for cash
    --public offering, net of
    issuance costs of $634,796                     --         --         --       --           --              --        10,551,204
  Issuance of common stock for cash                --         --         --       --           --              --         2,497,872
  Issuance of common stock for cash
   -- under stock option plan                      --         --         --       --           --              --            51,404
  Issuance of common stock under
    employee stock purchase plan                   --         --         --       --           --              --           310,303
  Issuance of common stock under
    401(k) plan-stock match                        --         --         --       --           --              --           155,078
  Cancellation of common stock
    relating to license agreement                  --         --         --       --           --              --               333
  Compensation for issuance of
    common stock and options                       --         --         --       --           --              --           (15,137)
  Net loss                                         --         --         --       --           --              --              --
  Unrealized loss on securities
    available-for-sale                             --         --         --       --           --              --              --
                                               ------------------------------------------------------------------------------------

Balance at December 31, 1997                       --      $  --         --      $--      $    --      $       --      $ 81,424,341
                                               ====================================================================================

                                                                                UNREALIZED
                                                               ACCUMULATED        LOSS ON            DEFERRED
                                                                DEFICIT          SECURITIES        COMPENSATION            TOTAL
                                                              --------------     ------------       ------------           ------
Balance at December 31, 1995                                  $(32,115,250)        $    --           $(163,989)        $  8,477,968
  Conversion of preferred stock in
    connection with initial public
    offering                                                          --                --                --                   --
  Issuance of common stock relating
    to certain antidilution rights in
    connection with initial public
    offering                                                          --                --                --                   --
  Issuance of common stock for cash
    --initial public offering, net of
    issuance costs of $816,990                                        --                --                --             20,573,010
  Issuance of common stock for cash
   -- other                                                           --                --                --              3,767,156
  Payment on warrants                                                 --                --                --              1,800,000
  Issuance of common stock for
    employee bonus                                                    --                --                --                188,100
  Issuance of common stock under
    employee stock purchase plan                                      --                --                --                131,330
  Compensation for issuance of
    common stock and options                                          --                --             (24,913)             137,617
  Issuance of common stock
    for services                                                      --                --                --                 23,434
  Issuance of common stock relating
    to certain royalty agreements                                     --                --                --                540,000
  Net loss                                                     (15,267,580)             --                --            (15,267,580)
  Unrealized loss on securities
    available-for-sale                                                --              (9,214)             --                 (9,214)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1996                                   (47,382,830)           (9,214)         (188,902)          20,361,821
  Issuance of common stock for cash
    --public offering, net of
    issuance costs of $634,796                                        --                --                --             10,565,204
  Issuance of common stock for cash                                   --                --                --              2,500,000
  Issuance of common stock for cash
   -- under stock option plan                                         --                --                --                 51,704
  Issuance of common stock under
    employee stock purchase plan                                      --                --                --                310,601
  Issuance of common stock under
    401(k) plan-stock match                                           --                --                --                155,272
  Cancellation of common stock
    relating to license agreement                                     --                --                --                   --
  Compensation for issuance of
    common stock and options                                          --                --              58,590               43,453
  Net loss                                                     (15,122,094)             --                --            (15,122,094)
  Unrealized loss on securities
    available-for-sale                                                --               4,150              --                  4,150
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1997                                  $(62,504,924)        $  (5,064)        $(130,312)        $ 18,870,111
                                               =====================================================================================

See accompanying notes.                                      F-6









                         Ribozyme Pharmaceuticals, Inc.
                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                                     1997             1996
                                                             ------------------ -------------------

OPERATING ACTIVITIES
Net loss                                                          $(15,122,094)   $(15,267,580)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                    1,665,044       1,648,435
     Amortization                                                       74,051          40,747
     Write-off of deferred patent costs                                 93,557            --
     Compensation related to common stock and options                  280,177         889,151
     Compensation for forgiveness of notes
       receivable--related parties                                      92,466          92,466
     Loss on sale of securities available-for-sale                        --            13,140
     Gain on sale of equipment                                          (1,126)           --
     Changes in operating assets and liabilities:
       Accounts receivable                                              65,978         (55,962)
       Prepaid expenses and other                                       38,168         (55,882)
       Other assets                                                   (277,807)        (29,260)
       Accounts payable--trade                                         351,777           3,866
       Accrued liabilities                                              82,229         130,226
       Deferred gain                                                    (5,515)        (27,130)
                                                                  ------------    ------------
Net cash used by operating activities                              (12,663,095)    (12,617,783)

INVESTING ACTIVITIES
Additions to property, plant, and equipment                         (2,213,311)     (1,541,412)
Additions to deferred patent costs                                    (660,581)       (558,895)
Investment in corporate partner                                           --          (250,000)
Proceeds from sale of equipment                                          2,600            --
Net sales (purchases) of securities available-for-sale               3,748,005      (1,058,590)
Transfer of restricted cash                                            242,733         914,528
Loan repayments--related parties                                         3,000          56,625
Loan advances--related parties                                        (175,000)       (156,500)
                                                                  ------------    ------------
Net cash provided (used) by investing activities                       947,446      (2,594,244)

FINANCING ACTIVITIES
Net proceeds from sale of shares of common stock
   and of warrants                                                  13,346,056      26,271,496
Payments under loan facilities                                      (1,480,677)     (1,316,027)
Borrowings under loan facilities                                     2,254,460       1,162,242
Payments on capital lease obligations                                 (152,093)       (768,014)
                                                                  ------------    ------------
Net cash provided by financing activities                           13,967,746      25,349,697
                                                                  ------------    ------------

Net increase in cash and cash equivalents                            2,252,097      10,137,670
Cash and cash equivalents at beginning of year                      13,050,678       2,913,008
                                                                  ------------    ------------
Cash and cash equivalents at end of year                          $ 15,302,775    $ 13,050,678
                                                                  ============    ============

See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Ribozyme Pharmaceuticals, Inc. ("RPI" or the "Company") was founded in 1992 to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and therapeutic target validation services. To date, the Company has engaged in the research and development of its ribozyme technology and has experienced significant operating losses in each fiscal year since inception. The Company has not generated any revenue from the commercialization of its ribozyme technology and it expects to continue to incur significant operating losses over at least the next several years.

CAPITAL REQUIREMENTS AND MANAGEMENT'S PLANS

The Company incurred a net loss of $15,122,094 for the year ended December 31, 1997 and has an accumulated deficit of $62,504,924 at December 31, 1997.

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

                         Ribozyme Pharmaceuticals, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any potentially dilutive securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. No restatement of prior periods is necessary as the potentially dilutive securities have been excluded from the computation as their effect is antidilutive, except as required pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy (as discussed below).

Prior to April 11, 1996, pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, all convertible securities issued prior to the Company's initial public offering, even if antidilutive, have been included in the basic loss per share calculation as if they were outstanding.

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

                         Ribozyme Pharmaceuticals, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the provisions of SFAS 121 in the first quarter of 1996 with no material effect to its financial statements.

REVENUE RECOGNITION

Revenues recognized under the Company's collaborative research agreements and grants are recorded as earned ratably over the term of the agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which are required to be adopted by the Company during 1998. The Company does not expect any significant changes in its financial reporting or related disclosures as a result of adoption of these Statements.

2. SECURITIES AVAILABLE-FOR-SALE

Management has determined that all marketable securities held by the Company at December 31, 1997 and 1996 were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

                         Ribozyme Pharmaceuticals, Inc.

2. SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

The following is a summary of securities available-for-sale:

                                                                    GROSS           GROSS
                                    AMORTIZED      UNREALIZED     UNREALIZED      ESTIMATED
                                    COST BASIS       GAINS          LOSSES       FAIR VALUE
                                    ----------- --------------- -------------- -----------
At December 31, 1997:
   Backed by government securities
     (maturing in 1999)              $  804,680   $        --     $   (5,064)   $  799,616
                                     ==========   =============   ==========    ==========
At December 31, 1996:
   Backed by government securities
     (maturing in 1999 and 2025)     $4,552,684   $        --     $   (9,214)   $4,543,470
                                     ==========   =============   ==========    ==========

The gross realized losses on sales of securities available-for-sale totaled $0 and $13,140 in 1997 and 1996, respectively.

3. LONG-TERM DEBT

Long-term debt as of December 31 consists of the following:

                                               1997          1996
                                            -------------------------
Tenant improvement loan (I)                  $     --     $  304,951
Equipment loan (I)                              263,301      714,728
Tenant interest loan (II)                       496,066      710,800
Tenant improvement and equipment loan (II)      972,703    1,240,191
Equipment loan (III)                          1,044,334    1,031,951
Convertible debt (IV)                         2,052,889       --
                                             ----------   ----------

                                             $4,829,293   $4,002,621
                                             ==========   ==========

I. During 1994, the Company obtained a tenant improvement loan of $1,000,000 for leasehold improvements and an equipment loan to purchase up to $1,500,000 of equipment. The interest rate on borrowings under these loan facilities is 10.00% at December 31, 1997 and December 31, 1996. The agreement requires monthly principal and interest payments through August 1998.

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

                         Ribozyme Pharmaceuticals, Inc.

3. LONG-TERM DEBT (CONTINUED)


III. In December 1995, the Company negotiated an additional equipment credit facility of $2,000,000 with a financial institution. The facility commitment was terminated on June 30, 1997. The agreement requires monthly principal and interest payments through April 2000, at which time a final payment of $283,328 is due in full.

IV. In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company may borrow from the partner up to $2.0 million annually for each of the next five years. The loans are collaterallized 50% by equipment purchases. The loans carry an interest rate of 8% per annum and under certain circumstances are convertible into equity at the option of the corporate partner. Principal and interest payments on the loans are deferred until maturity of the loans which is in April 2004. The collaboration and loan facility may be terminated at the option of the partner any time after April 8, 1998.

Interest expense for the years ended December 31, 1997 and 1996 relating to the Company's long-term debt approximates the interest paid during the respective periods. At December 31, 1997 the carrying amounts of the Company's long-term debt approximates fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

All assets acquired under the above loan facilities represent collateral for the amounts outstanding. In addition, the Company is required to maintain minimum cash balances in the form of certificates of deposit with a financial institution, in the amount of $52,669 and $295,402 at December 31, 1997 and 1996, respectively. These amounts are presented as restricted cash in the accompanying balance sheets.

As of December 31, 1997, maturities of long-term debt are as follows:


                                            AMOUNT
                                         ------------
             1998                        $ 2,077,770
             1999                            498,180
             2000                            200,454
             2001                                  -
             2002                                  -
             Thereafter                    2,052,889
                                         -----------
                                         $ 4,829,293
                                         ===========

4. LEASES

During 1992 and 1993, the Company sold and simultaneously leased back certain property and equipment in connection with various lease agreements. All assets under such leases consisted of general laboratory and scientific equipment, office equipment, furniture, fixtures, and certain leasehold improvements. The interest rate on borrowings under these leases was approximately 11%. During 1996 and 1997, the various lease schedules terminated and the Company acquired the leased assets for fair market value.

                         Ribozyme Pharmaceuticals, Inc.

4. LEASES (CONTINUED)

Assets and the related accumulated amortization included in the above leases are as follows as of December 31:

                                    1997         1996
                                 -----------------------
Machinery and equipment          $     --     $  926,297
Office furniture and equipment         --        205,256
                                 ----------   ----------
                                       --      1,131,553
Less accumulated amortization          --      1,019,680
                                 ----------    ---------
                                 $     --     $  111,873
                                 ==========   ==========

The Company leases office space under a noncancelable operating lease which was due to expire in June 1997; however, in March 1997 the Company extended the term of the operating lease until June 2002. Total rent expense was $281,939 and $265,732 in 1997 and 1996, respectively.

The Company's lease commitments at December 31, 1997 are as follows:


                                                  OPERATING
                                                    LEASE
                                                -------------
      1998                                       $    354,710
      1999                                            303,432
      2000                                            288,876
      2001                                            288,876
      2002                                            288,876
      2003 and thereafter                           1,299,942
                                                 ------------
                                                 $  2,824,712
                                                 ============


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

                         Ribozyme Pharmaceuticals, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

In March 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 300,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, each offering is twenty-four months' duration with purchases occurring on each October 31 and April 30 during each offering (except that April 30, 1996 was not a purchase date). Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the plan. The Company's Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased.

Pursuant to an antidilution agreement (the "Antidilution Agreement") with a founder of the Company, the Company agreed to issue additional shares to this individual so that he would maintain a 5% interest in the fully diluted equity of the Company until the occurrence of one of several events, including the Company's initial public offering. Accordingly, effective April 11, 1996, 115,506 shares were issued related to the Antidilution Agreement which represented the founder's 5% interest in the Company. No additional rights under the Antidilution Agreement exist.

Below is a summary of common stock reserved by the Company at December 31, 1997 for issuance upon the exercise of the various options, warrants and the 401(k) and purchase plans.


                                 SHARES
                              ------------
Stock option plans             1,500,862
Employee stock purchase plan     254,283
Employee 401(k) stock match      280,591
Warrants at $15.75 per share      10,793
Warrants at $40.50 per share      11,111
Warrants at $22.50 per share     465,554
                               ---------
                               2,523,194
                               =========

The Company's ability to pay dividends is restricted by the terms of its tenant improvement and equipment loan facility agreements.

                         Ribozyme Pharmaceuticals, Inc.

6. STOCK OPTION PLANS

The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the "Plans"), under which it is authorized to grant stock options to purchase up to 1,317,154 shares of the Company's common stock to eligible employees, consultants, and other individuals, as defined in the Plans. In May 1997, the Company's shareholders approved an additional 350,000 shares of the Company's common stock to be reserved for issuance pursuant to the Plans. Options to purchase the Company's common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally the options become exercisable at twenty percent at the end of each of years one through five. If not exercised, the options expire after ten years. The Board of Directors has also granted certain employees options vesting upon achievement of certain contingent milestone events.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 1997 and 1996, the Company recorded $43,453 and $137,617, respectively, of compensation relating to the grant of stock options and the Antidilution Agreement.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.4% and 6.3%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .638 and .566; and a weighted-average expected life of the option of 6 years. The weighted average fair value of stock options granted during 1997 and 1996 was $5.88 and $6.59, respectively.

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

                         Ribozyme Pharmaceuticals, Inc.

6. STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                               1997                1996
                                            -------------------------------
      Pro forma net loss                    $(16,153,548)      $(15,554,890)
      Pro forma loss per share                     (2.18)             (2.66)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma net loss may not be representative of that to be expected in future years.

Changes in stock options for the years ended December 31, 1997 and 1996 were as follows:

                                                                  EXERCISE
                                                 OPTIONS           PRICE
                                              ---------------------------------
Outstanding at December 31, 1995                  367,838    $   .45 - $ 5.40
Options granted                                   508,652    $  2.70 - $19.00
Options exercised/canceled                       (197,067)   $   .45 - $ 5.40
                                              ---------------------------------
Outstanding at December 31, 1996                  679,423    $  .45 - $ 19.00
Options granted                                   604,300    $ 7.50 - $ 13.50
Options exercised/canceled                        (64,833)   $  .45 - $ 19.00
                                              ---------------------------------
Outstanding at December 31, 1997                1,218,890    $  .45 - $ 15.25
                                              =================================

The weighted average exercise price of options outstanding at December 31, 1997 and 1996 was $9.31 and $8.93, respectively.

Stock options vest as follows:

                                                                   OPTIONS
                                                                 -----------
            Currently exercisable                                    233,759
            1998                                                     201,570
            1999                                                     169,232
            2000                                                     159,772
            2001                                                     138,642
            2002 and thereafter                                       61,860
            Contingent vesting                                       254,055
                                                                 -----------
            Total                                                  1,218,890
                                                                 ===========

                         Ribozyme Pharmaceuticals, Inc.

7. COLLABORATIVE AGREEMENTS

Parke-Davis

In April 1993, the Company entered into a research and development collaboration agreement with the Parke-Davis division of the Warner-Lambert Corporation ("Parke-Davis"), whereby Parke-Davis was to partially fund the research and development costs incurred by the Company in developing and commercializing ribozyme-based products for application to the treatment of osteoarthritis and other diseases. Pursuant to the Parke-Davis agreement, Parke-Davis purchased 100,100 shares of Series C preferred stock at a price of $29.97 per share in 1993, 27,777 shares of Series C preferred stock at a price of $36.00 per share in 1994, and 40,160 shares of Series F preferred stock at $37.35 per share in 1995, for a total equity investment of $5,500,000. All preferred shares were converted into 168,037 shares of common stock upon the Company's initial public offering.

Also pursuant to the collaboration agreement, through December 31, 1996, Parke-Davis provided $1,700,000 research and development funding to the Company. As of June 30, 1997, the collaboration agreement has been completed.

In March 1998, the Company entered into a Target Validation agreement with Parke-Davis. The agreement gives Parke-Davis access to the Company's proprietary ribozyme technology which will assist Parke-Davis in determining which genes are valid therapeutic targets. Under the terms of the contract, the Company will design and synthesize ribozymes against target genes designated by Park-Davis and perform various studies to determine the level of gene expression inhibition achieved. Parke-Davis will fund the research and may provide milestone payments or success fees to the Company if Parke-Davis uses the information to derive compounds to take into development.

Dow Elanco

In September 1993, the Company entered into a research and development study with DowElanco (the "Feasibility Study") to demonstrate the stable integration and the effective use of ribozymes to alter corn composition. Pursuant to the terms of the Feasibility Study, DowElanco reimbursed the Company for all of its expenses related to the Feasibility Study and, in 1994, purchased 41,666 shares of Series D preferred stock at a price of $36.00 per share, for a total equity investment of $1,500,000. All preferred shares were converted into 41,666 shares of common stock upon completion of the Company's initial public offering.

The Feasibility Study was completed in 1997 and the parties entered into a long-term license agreement for the development and commercialization of ribozymes to the targets of interest. As consideration for the long-term license agreement, 41,666 shares of common stock held by DowElanco were returned to the Company. The Company canceled 33,333 of the shares and reissued the remaining 8,333 shares to CTI as a consideration of royalty, due to the license transaction.

Chiron

In July 1994, the Company entered into a research and development collaboration agreement with Chiron to research, develop and market products directed towards five genetic targets, and all human clinical indications associated with those targets. The Company and Chiron will share equally in the costs and profits of any jointly developed products. In addition, Chiron may, at its option, finance the Company's portion of its Phase II and Phase III drug development costs for mutually approved programs. The Company retains the option to reacquire its rights by reimbursing Chiron

                         Ribozyme Pharmaceuticals, Inc.

7. COLLABORATIVE AGREEMENTS (CONTINUED)

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

In May 1996, the Company entered into a collaboration with Chiron for the use of ribozymes to characterize gene function. The collaboration gives Chiron the right to develop and commercialize products that result from the collaboration, and would entitle RPI to receive product development milestone payments and royalties on sales of any such commercial products. Chiron and RPI each pay a portion of the research and development expenses of the collaboration, and the Company provided Chiron $1,800,000 in 1996 for research funding related to the collaboration.

Pharmacia Biotech AB

In November 1995, the Company and Pharmacia Biotech AB entered into a collaboration and license agreement for the improvement of production scale synthesis of RNA and chimeric oligonucleotides. The goal of the collaboration is to reduce the cost of manufacturing ribozymes and other oligonucleotide products. Pharmacia Biotech AB will provide research funding, synthesis support and instrumentation, while RPI will receive royalties on the sales of modified RNA oligonucleotides and non-DNA primer support. As of December 31, 1997, the Company has received $731,500 in funding pursuant to the agreement.

Schering AG, Berlin

On April 9, 1997, the Company entered into a research collaboration with Schering AG, Berlin, ("Schering AG") focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents. The collaboration will utilize the special selectivity of ribozymes to validate new molecular therapeutic targets and to discover new therapeutic agents based on those targets. The Company will provide its expertise in ribozyme design, synthesis and delivery, and Berlex Laboratories, Inc., a U.S. subsidiary of Schering AG ("Berlex") will provide candidate targets, cell culture screens, animal models and development and commercialization expertise to the collaboration. The Company anticipates that hundreds of potential targets may be examined over a five year period with Berlex having the option to commercialize products from any validated targets.

                         Ribozyme Pharmaceuticals, Inc.

7. COLLABORATIVE AGREEMENTS (CONTINUED)

Schering AG made an equity investment in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and will make an additional equity investment of $2.5 million in 1998. Separately, Schering AG provided a loan of $2.0 million in 1997, and subsequently $1.0 million in January 1998. Schering AG will continue to provide loans of up to $2 million annually for each of the next four years, provided that the collaboration is continued in each of those years. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At December 31, 1997, the outstanding borrowings of $2.1 million were convertible into approximately 257,000 shares of the Company's common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. In addition, Schering AG made research payments of $1.5 million in 1997 and, provided that the collaboration is continued, will make research payments of $2 million a year for the next four years. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non-ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. Upon payment of termination fees paid to the Company, the research collaboration may be terminated at Schering AG's option any time after April 8, 1998.

8. COMMITMENTS AND CONTINGENCY

At the core of the Company's technology are inventions and patents of the University of Colorado ("CU") which were developed by Dr. Thomas R. Cech and various associates of Dr. Cech. Pursuant to the policies of CU, these inventions and the patents issued thereon, (the "Cech Technology") became the property of CU. The Cech Technology was assigned to CU's affiliate, University Research Corporation ("URC"), which in turn assigned the rights to license certain of the Cech Technology to Competitive Technologies, Inc. ("CTI"), formerly known as University Patents, Inc. United States Biochemical Corporation ("USB") licensed the Cech Technology pursuant to two sublicenses. One of these sublicenses was for the Cech Technology held by CTI. In November 1996, USB assigned to the Company its rights under the sublicense from CTI and the Company entered into an amended and restated license with CTI. The Company also has obtained a license from URC and a sublicense from USB for other Cech Technology held by URC. The CTI license, URC license and USB sublicense together grant the Company the exclusive (except for non-commercial academic research) worldwide right, among other things, to make, use and sell RNA enzymes covered by licensed patents and products incorporating them. The URC license and USB sublicense are fully paid. The CTI license provides for the payment of a royalty on sales of products incorporating RNA enzymes, covered by licensed patents, and for certain minimum annual royalties. The Company may grant sublicenses to the licensed technology subject to the payment to CTI of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, the Company must pay CTI a share of any option fee, license fee, prepaid royalty or other "front-end" fee other than research and development funding paid in connection with such sublicense.

During 1993, the Company was granted the right of first refusal to license any new inventions, improvements and patents related to ribozyme technology developed by Dr. Cech or others at CU, in exchange for certain payments. In order to maintain the right of first refusal, the Company agreed to fund research at CU through an unrestricted grant of $750,000 payable in various installments over a five year period commencing in September 1993. URC made an investment of approximately $41,000 for 46,188 shares of the Company's common stock upon entering into the agreement.

                         Ribozyme Pharmaceuticals, Inc.

8. COMMITMENTS AND CONTINGENCY (CONTINUED)

During 1996, the Company eliminated the royalty arrangement in exchange for 45,000 shares of its common stock. The Company recognized expense related to the exchange of $540,000 during 1996. The Company's remaining commitment under the above unrestricted grant is $113,000, which is payable in 1998.

The Company is involved in legal proceedings which have arisen in the ordinary course of business. In the opinion of management the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or operations.

9. RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1996, the Company has a total of $320,000 and $225,000, respectively, of non-interest bearing loans due from officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed 5 years. The Company forgave $80,000 and $85,000 of these loans during each of the years ending December 31, 1997 and 1996, respectively.

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

At December 31, 1997, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

                                                      NET              RESEARCH AND         STATE
                                                   OPERATING            DEVELOPMENT       INVESTMENT
      EXPIRATION DATE                               LOSSES                CREDITS           CREDITS
      ---------------                             -----------           ----------          -------
      1999                                        $         -           $        -          $14,000
      2000                                                  -                    -           11,000
      2001                                                  -                    -            6,000
      2007                                          3,506,000              101,000                -
      2008                                          7,363,000              185,000                -
      2009                                          9,239,000              316,000                -
      2010                                         11,923,000              139,000                -
      2011                                         15,155,000              181,000                -
      2012                                         15,346,000              149,000                -
                                                  -----------           ----------          -------
      Total                                       $62,532,000           $1,071,000          $31,000
                                                  ===========           ==========          =======

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

The components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                           1997             1996
                                        ------------    ------------
Deferred tax assets:
   Net operating loss carryforwards     $ 23,324,000    $ 17,548,000
   Research and development and state
     investment credit carryforwards       1,102,000         953,000
   Depreciation                              618,000         619,000
   Other                                      12,000           6,000
                                        ------------    ------------
                                          25,056,000      19,126,000
   Valuation allowance                   (24,097,000)    (18,348,000)
                                        ------------    ------------
   Net deferred tax assets                   959,000         778,000


Deferred tax liabilities:
   Deferred patent costs                     936,000         749,000
   Other                                      23,000          29,000
                                        ------------    ------------
Total deferred tax liabilities               959,000         778,000
                                        ------------    ------------
                                        $         --    $         --
                                        ============    ============


11.  EMPLOYEE SAVINGS PLAN

The Company has a 401(k) plan which allows participating employees to contribute 1% to 15% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company's common stock. In 1997, the Board approved a 50% common stock match equal to total employee deferrals made in 1997. The Company stock match is subject to vesting restrictions.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------                                -----------------------
3.1 (5)            Amended and Restated Certificate of Incorporation dated April 17, 1996.

3.2 (1)            By-laws of the Company, as amended.

4.1                Reference is made to Exhibits 3.1 and 3.2.

4.2 (1)            Specimen Stock Certificate.

10.1 (1)           Form of Indemnity  Agreement  entered into  between the Company and its  directors  and officers, with related schedule.

10.2 (1)           Company's  Incentive  Stock Option Plan (the "ISO Plan"),  including  form of Incentive
                   Stock Option Agreement under the ISO Plan.

10.3 (1)           Company's  Non-Qualified  Stock  Option  Plan  (the  "NQSO  Plan"),  including  form of
                   Non-Qualified Stock Option under the NQSO Plan.

10.4 (1)           Company's  1996 Stock Option Plan (the  "Option  Plan"),  including  forms of Incentive
                   Stock Option and Nonstatutory Stock Option under the Option Plan.

10.5 (1)           Company's 1996 Employee Stock Purchase Plan.

10.6 (5)           Employment   Agreement,   dated   January  1,  1997   between  the  Company  and  Ralph
                   Christoffersen.

10.7 (1)           Incentive  Stock  Option  Agreement  between the  Company and Ralph  E. Christoffersen, dated as of December 23, 1992.

10.8 (1)           Incentive  Stock  Option  Agreement  between the  Company and Ralph  E. Christoffersen, dated as of September 23, 1994.

10.9 (1)           Warrant  Purchase  Agreement,  dated as of  March 15,  1995  between  the  Company  and
                   Hambrecht & Quist Guaranty Finance, L.P.

10.10 (1)          Warrant to Purchase  Common  Stock,  dated as of  March 15,  1995 issued to Hambrecht &
                   Quist Guaranty Finance, L.P.

10.11 (1)          Warrant  to  Purchase  Common  Stock,  dated as of  February 22,  1993  issued  to LINC
                   Scientific Leasing.

10.12 (1)          Warrant  to  Purchase  Common  Stock,  dated as of  July 30,  1993  issued  to  Douglas
                   E. Olson.

10.13 (1)          Warrant  to  Purchase  Common  Stock,  dated as of  July 30,  1993  issued  to  Richard
                   J. Warburg and Ruth P. Warburg.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             ------------------------
10.14 (1)          Warrant to Purchase Common Stock,  dated as of December 28,  1994 issued to Competitive
                   Technologies, Inc.

10.15 (1)          Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to Silicon Valley Bank.

10.16 (1)          Warrant to Purchase Common Stock, dated July 26, 1996 issued to Silicon Valley Bank.

10.17 (1)          Warrant to Purchase Common Stock, dated April 17, 1996, issued to Chiron Corporation.

10.18 (1)          Collaborative  Research,  Development  and  Commercialization  Agreement,  dated  July 15,  1994 between the Company and Chiron Corporation.

10.19 (1)          Research  Collaboration  and  Licensing  Agreement,  dated as of  November 1,  1995  between the
                   Company and Pharmacia Biotech, AB

10.20 (1)          Research  and  Development  Collaboration  Agreement,  dated as of  April 19,  1993  between the
                   Company and Parke-Davis Division of Warner-Lambert Company.

10.21 (1)          First Amendment to the Research and Development  Collaboration Agreement,  dated April 19, 1993, dated as of  April 17,  1995  between  the Company and  Parke-Davis  Division of  Warner-Lambert
                   Company.

10.22 (1)          Second  Amendment to the Research  and  Development  Collaboration  Agreement,  dated  April 19,
                   1993,  dated  as  of  February 8,   1996  between  the  Company  and  Parke-Davis   Division  of
                   Warner-Lambert Company.

10.23 (1)          Financing Agreement,  dated March 16,  1995 among Wilderness Place Holdings L.L.C.,  Hambrecht &
                   Quist Guaranty Finance, L.P.  and the Company.

10.24 (1)          Negotiable  Promissory Note, dated October 7,  1992 between the Company and Ralph Christoffersen and Addendum dated June 25, 1993.

10.25 (1)          Employment Agreement, dated January 8, 1996 between the Company and Lawrence E. Bullock.

10.26 (1)          Promissory Note, dated February 8, 1996 between the Company and Lawrence E. Bullock.

10.27 (1)          Lease for Real Property, dated May 20, 1992 between Aero-Tech Investments and the Company.

10.28 (1)          Non-Disturbance  and Attornment  Agreement,  dated  March 31,  1995 among General  American Life
                   Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C.  and the Company.

10.29 (1)          Master  Lease  Agreement,  dated  September 2,  1992  between the  Company  and LINC  Scientific
                   Leasing.


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
--------                            -----------------------
10.30 (1)          Loan and Security Agreement, dated February 28, 1994 between the Company and Silicon Valley
                   Bank.

10.31 (1)          Loan Modification Agreement, dated December 21, 1994 between the Company and Silicon Valley
                   Bank.

10.32 (1)          Loan and Security  Agreement, dated December 29, 1995 between the Company and Silicon Valley
                   Bank and MMC/GATX Partnership No. 1.

10.33 (1)          Warrant to Purchase Common Stock, dated as of December 29, 1995 issued to MMC/GATX Partnership
                   No. 1

10.34 (1)          Agreement, dated February 29, 1996 between the Company and Chiron Corporation relating to research and development funding.

10.35 (3)          Amendments to original Employment Agreements between the Company and Ralph E. Christoffersen,
                   Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November
                   22, 1996 and December 15, 1996.

10.36 (3)          Promissory Note, dated June 4, 1996 between the Company and Nassim Usman.

10.37 (3)          Amendment to Lease for Real Property, dated March 13, 1997 between Aero-Tech Investments and the Company.

10.38 (2)          Employment Agreement, dated May 2, 1996 between the Company and Nassim Usman.

10.39 (2)          Collaboration  Agreement Regarding Use of Ribozymes to Determine Gene Function, dated May 13,
                   1996 between the Company and Chiron Corporation.

10.40 (3)*         Amended and Restated License Agreement, dated November 20, 1996, between the Company, University
                   Research Corporation, University of Colorado and United States Biochemical Corporation.

10.41 (3)*         Amended and Restated Sublicense Agreement, dated November 20, 1996, between the Company and
                   United States Biochemical Corporation.

10.42 (3)*         Amended and Restated License Agreement, dated November 20, 1996, between the Company and
                   Competitive Technologies, Incorporated.

10.43 (1)          Memorandum of Understanding, dated March 1, 1996 between the Company and DowElanco.

10.44 (3)*         Stock Subscription Agreement, dated September 1996, between the Company and University of
                   Research Corporation.

10.45 (3)*         Stock Subscription Agreement, dated November 20, 1996, between the Company and United States
                   Biochemical Corporation.


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
10.46 (3)*         Assignment of License and Restated License Agreement, dated November 20, 1996, among the
                   Company, United States Biochemical Corporation and Competitive Technologies.

10.47 (3)*         Letter Agreement dated May 22, 1996, between the Company and ALZA Corporation.

10.48 (3)*         Research and Development Collaboration Agreement dated December 2, 1996, between the Company and Protogene Laboratories.

10.49 (3)*         License Agreement dated February 14, 1997, between the Company and IntelliGene, Ltd.

10.50 (1)          Subscription Agreement, dated as of April 17, 1995, between the Company and Parke-
                   Davis Division of Warner-Lambert Company.

10.51 (1)          Stock Purchase Agreement, dated as of June 28, 1995, among the Company and certain investors.

10.52 (1)          Agreement dated March 1, 1996, between the Company and DowElanco Corporation relating to the conversion of preferred stock.

10.53 (1)          Stock Subscription Agreement dated as of October 30, 1995, between the Company and
                   Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v.

10.54 (4)*         Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and the Company, dated April 9, 1997.

10.55 (4)*         Purchase Agreement dated as of April 9, 1997 among the
                   Company, Schering Berlin Venture Corporation and Schering
                   Aktiengesellschaft.

10.56 (5)          Employment Agreement dated February 27, 1997 between the Company and Alene Holzman.

10.57 (5)          Employment Agreement dated July 5, 1997 between the Company and Thomas Rossing.


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
10.58              Executive Bonus Plan dated March 27, 1998.

21.1               The Company has no subsidiaries.

23.1               Consent of Ernst & Young LLP, Independent Auditors.

27.1               Financial Data Schedule.


---------------------------

* The Company has applied for and received confidential treatment with respect to portions of these Exhibits.

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, File No. 333-1908-D.

(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

(4)  Incorporated by reference to the Company's Form 8-K dated June 12, 1997.

(5) Incorporated by reference to the Company's Form SB-2 Registration Statement, dated September 5, 1997, File No. 333-34981.