Form 10-Q
period 1998-03-31
RIBOZYME PHARMACEUTICALS INC
filed 1998-05-15
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended March 31, 1998

                                      or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                    For the transition period from       to

                                 _____________

                        Commission file number  0-27914


                        RIBOZYME PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)


                                 _____________

        Delaware                                         34-1697351
        --------                                         ----------
 (State of incorporation)                  (I.R.S. Employer Identification No.)

                             2950 Wilderness Place
                           Boulder, Colorado  80301
                   (Address of principal executive offices)

                Registrant's telephone number:  (303) 449-6500

                                 _____________

Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No ___
   ---

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 4, 1998 was 9,102,513.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements

     Condensed Balance Sheets as of March 31, 1998 (unaudited) and
     December 31, 1997......................................................  3

     Condensed Statements of Operations - Three Months Ended
     March 31, 1998 and 1997 (unaudited)....................................  4

     Condensed Statements of Cash Flows - Three Months Ended
     March 31, 1998 and 1997 (unaudited)....................................  5

     Notes to Condensed Financial Statements (unaudited)....................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................  11

SIGNATURES..................................................................  12

Exhibit Index...............................................................  13

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS



                             ASSETS
                             ------

                                                       March 31,    December 31,
                                                         1998           1997
                                                     ------------- -------------
                                                      (unaudited)
Current assets
--------------
 Cash and cash equivalents                           $ 11,162,276  $ 15,302,775
 Securities available-for-sale                          1,811,016       799,616
 Restricted cash                                           30,096        52,669
 Prepaid expenses and other current assets                234,260       310,934
                                                     ------------  ------------
Total current assets                                   13,237,648    16,465,994

Equipment and leasehold improvements at cost,
 net of accumulated depreciation and amortization       4,921,527     4,957,165

Notes receivable-related parties                          204,466       231,932
Patent costs, net                                       2,623,658     2,510,705
Other assets, net                                         452,115       684,245

Total assets                                         $ 21,439,414  $ 24,850,041
                                                     ============  ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities
-------------------
 Accounts payable-trade                              $  1,604,966  $    904,681
 Accrued expenses                                          99,550       245,956
 Current portion of long-term debt                      1,838,977     2,077,771
                                                     ------------  ------------
Total current liabilities                               3,543,493     3,228,408

Long-term debt                                            602,766       698,633
Convertible debt                                        3,073,556     2,052,889

Stockholders' equity
--------------------
Common stock                                               86,096        86,070
Additional paid-in capital                             81,431,451    81,424,341
Deferred compensation and other                          (132,686)     (135,376)
Accumulated deficit                                   (67,165,262)  (62,504,924)
                                                     ------------  ------------
Total stockholders' equity                             14,219,599    18,870,111

Total liabilities and stockholders' equity           $ 21,439,414  $ 24,850,041
                                                     ============  ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Three months ended
                                                        March 31,
                                               --------------------------
                                                   1998           1997
                                               -----------    -----------
Revenue
 Collaborative agreements                      $   740,000    $   394,000
 Other income                                       25,045          1,486
 Interest income                                   212,329        205,495
                                               -----------    -----------
Total revenues                                     977,374        600,981

Expenses
 Research and development                        5,000,870      2,982,318
 General and administrative                        467,205        389,590
 Interest expense                                  169,637        244,785
                                               -----------    -----------
Total expenses                                   5,637,712      3,616,693

Net loss                                       $(4,660,338)   $(3,015,712)
                                               ===========    ===========

Net loss per share                             $     (0.54)   $     (0.43)
                                               ===========    ===========


Shares used in computing net loss per share      8,608,740      6,957,256
                                               ===========    ===========


See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                  1998                1997
                                                               -----------        -----------
OPERATING ACTIVITIES
Net loss                                                       $(4,660,338)       $(3,015,712)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                    450,025            413,063
  Compensation for forgiveness of notes
    receivable-related parties                                      52,466             62,466
  Gain on sale of investment in corporate partner                  (25,045)                 -
  Changes in operating assets and liabilities:
    Accounts receivable                                                544             35,481
    Prepaid expenses and other                                      49,255             75,679
    Other assets                                                    (9,688)            (8,901)
    Accounts payable                                               700,285             76,619
    Accrued liabilities                                           (125,739)          (104,329)
    Deferred gain                                                        -             (1,486)
                                                               -----------        -----------
    Net cash used in operating activities                       (3,568,235)        (2,467,120)


INVESTING ACTIVITIES
  Additions to property, plant and equipment                      (404,708)          (546,424)
  Additions to deferred patent costs                              (130,813)           (71,526)
  Net sales (purchases) of securities available-for-sale        (1,008,710)               218
  Sale of investment in corporate partner                          275,045                  -
  Transfer of restricted cash                                       22,573             72,043
  Loan repayments-related parties                                    1,875                750
                                                               -----------        -----------
    Net cash used in investing activities                       (1,244,738)          (544,939)

FINANCING ACTIVITIES
  Net proceeds from sale of common stock                             7,136             27,394
  Payments under loan facilities and capital lease obligations    (334,662)          (393,145)
  Borrowings under loan facilities                               1,000,000                  -
                                                               -----------        -----------
    Net cash provided by (used in) financing activities            672,474           (365,751)


Net decrease in cash and cash equivalents                       (4,140,499)        (3,377,810)
Cash and cash equivalents at beginning of period                15,302,775         13,050,678
Cash and cash equivalents at end of period                     $11,162,276        $ 9,672,868
                                                               ===========        ===========

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)

Note 1: Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note 2: Net loss per share

        In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any potentially dilutive securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. No restatement of prior periods is necessary as the potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Ribozyme Pharmaceuticals, Inc. ("RPI" or the "Company") was founded to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and therapeutic target validation services. The Company's technology is based on Professor Thomas R. Cech's discovery of "ribozymes," for which he shared a Nobel Prize in 1989. Ribozymes are a form of ribonucleic acid ("RNA") that have the ability to selectively inhibit protein production. Because many disease states are the result of abnormal protein production, ribozymes are potentially applicable to a wide range of human diseases. RPI believes that its ribozyme technology may provide a new paradigm for drug design and disease treatment and may be a significant tool for the identification of gene function and target validation. The Company has entered into a collaboration with Chiron Corporation ("Chiron") to develop ribozyme products for specific therapeutic targets in human health, a second collaboration with Chiron in the target validation area, and collaborations with Schering AG, Berlin ("Schering AG") and with the Parke-Davis division of Warner-Lambert Corporation (Parke-Davis") to validate new therapeutic targets from gene sequence data using the Company's functional genomics technology. The Company has also licensed its technology to DowElanco for certain agricultural applications and IntelliGene, Ltd. ("IntelliGene") for certain diagnostic applications.

     The Company currently has no sales revenue from any of its drug candidates, has incurred losses since inception and, as of March 31,1998 has accumulated a deficit of $67.2 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses. The Company's results of operations may vary significantly from period to period depending on several factors, such as timing of certain expenses, the progress of the Company's research and development efforts and fluctuations in collaborative payments.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

     Collaborative revenues increased to $740,000 for the three months ended March 31, 1998, from $394,000 for the corresponding period in 1997. The increase is primarily due to $500,000 quarterly research payments made by Schering AG in January 1998. Generally, collaborative agreement and contract revenue fluctuations are the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

     During the first quarter of 1998, the Company recorded as other income a gain of $25,000 from the sale of stock in a corporate partner. The privately traded stock, which was purchased by the Company in the first quarter of 1996 for $250,000, was sold back to the corporate partner in January 1998.

     Interest income increased slightly to $212,000 for the three months ended March 31, 1998 compared to $205,000 for the corresponding period in 1997. The slight increase is due to higher average balances in the Company's cash and cash equivalents and securities available-for-sale in the first quarter of 1998, as compared to the same quarter in 1997. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Research and development expenses increased 68% to $5.0 million for the three months ended March 31, 1998, compared to $2.9 million in the corresponding period in 1997. The increase is due to increased staffing and raw material purchases in order to scale-up clinical development and research efforts. The Company expects research and development expenses to increase as it expands its research and development programs, including pre-clinical studies and clinical trials.

     General and administrative expenses increased 20% to $467,000 for the three months ended March 31, 1998, compared to $390,000 for the corresponding period in 1997. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations and business development efforts. The Company expects general and administrative expenses to continue to increase as a result of hiring additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts.

     Interest expense decreased 31% to $170,000 for the three months ended March 31, 1998, compared to $245,000 for the corresponding period in 1997. The decrease is attributable to the buy out of capital leases that terminated in the first quarter of 1997. Interest expense is expected to increase as the Company arranges for additional financing for future operation of its business.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company has financed its operations since inception through public offerings in April 1996 and October 1997, private placements of preferred stock, and funds received under the Company's collaborative agreements with Schering AG, Chiron, Parke-Davis and DowElanco. As of June 30, 1997 the collaboration with DowElanco was completed. From inception through March 31, 1998, the Company has received approximately $29.0 million in net proceeds from private placements, $31.1 million in net proceeds from public offerings and $25.2 million from its collaborations.

     The Company's cash, cash equivalents and securities available-for-sale were $12.9 million at March, 31 1998, compared to $16.1 million on December 31, 1997. The $3.2 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $4.5 million used for operations (excluding collaborative funding and interest income), $536,000 for investments in equipment and patents, $342,000 in payments under loan facilities, offset by collaborative funding and interest income of $952,000, loan proceeds of $1.0 million and proceeds of $275,000 from the sale of stock in a corporate partner.

     The Company invests its cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

     As of March 31, 1998, up to $2.0 million in loans are available to the Company in each calendar year through the year 2001, from Schering AG. The Company received the first loan of $2.0 million in September 1997 and an additional loan of $1.0 million in January 1998. The loans are related to the Schering AG research collaboration entered into in April 1997. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At March 31, 1998, the outstanding borrowings of $3.1 million were convertible into approximately 517,700 shares of the Company's common stock.

Principle and interest payments are deferred until maturity of the loans which is in April 2004. In addition to the line of credit, Schering AG agreed to provide $2.0 million in annual research funding for each year through April 2001, as well as $2.5 million per year in equity investments in each of years 1997 and 1998. In 1997, Schering AG made an equity investment of $2.5 million in exchange for 212,766 shares of the Company's common stock. Subsequent to the end of the quarter, in April 1998, the Company received an additional equity investment of $2.5 million in exchange for 465,117 shares of the Company's common stock, as well as an additional $1.0 million in loan proceeds and a $500,000 quarterly research payment from Schering AG. Future loan and research funding payments may be subject to certain restrictions, including receipt of certain third party consents, and may be subject to the termination of the research collaboration at Schering AG's option at any time after April 8, 1998.

     Total additions for property, plant and equipment for the three months ended March 31, 1997, were $405,000, all of which were financed through the Company's existing loan facility from Schering AG.

     The Company anticipates that its existing available cash, cash equivalents and securities available-for-sale, combined with anticipated interest income, collaboration revenues, and the combined proceeds from Schering AG of $4.0 million received after the end of the quarter ended March 31, 1998, will be adequate to satisfy its anticipated capital requirements until mid 1999. The Company expects to incur substantial additional research and development costs, including: costs related to the Company's research, drug discovery and development programs; Company acquisition of interests in products or services currently held by third parties; preclinical and clinical trials of the Company's products, if developed; manufacturing and marketing of products, if any; as well as expenses such as prosecuting and enforcing patent claims and general administrative and legal expenses. The Company will consider raising cash whenever market conditions are favorable. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. There can be no assurance that such funds will be available on favorable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result. There can be no assurance that any collaborative relationships will successfully reduce the Company's funding requirements, and arrangements with collaborative partners or others may require the Company to relinquish or reduce rights to certain of its technologies, product candidates or products.

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted by the Company in 1998. The Company is not required to adopt the Standards for interim periods, but will adopt the standards for the year ended December 31, 1998. The Company does not expect any significant changes in its financial reporting or related disclosures as a result of adoption of these Statements.

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

     Statements in this Form 10-Q which are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in the Company's 10-KSB for 1997 the year ended December 31, 1997 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from the Company.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)
          3(ii)    Restated Bylaws (2)
          10.1     Research Agreement dated February 26, 1998 between the
                   Company and Parke-Davis Pharmaceutical Research Division of
                   Warner-Lambert Company (3)
          27       Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-Q is filed.

______
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.
(3) The Company has applied for confidential treatment with respect to portions of this exhibit.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:    May 15, 1998          By:  /s/ RALPH E. CHRISTOFFERSEN
          ------------              ----------------------------
                                    Ralph E. Christoffersen
                                    President and Chief
                                    Executive Officer

Dated:    May 15, 1998          By:  /s/ LAWRENCE E. BULLOCK
          ------------              ------------------------
                                    Lawrence E. Bullock
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 Exhibit Index


  Exhibit                         Exhibit
    No.                         Description
    ---                         -----------
   3(i)   Amended and Restated Certificate of Incorporation (1)
   3(ii)  Restated Bylaws (2)
   10.1 Research Agreement dated February 26, 1998 between the Company and Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company
          (3)
   27     Financial Data Schedule

_____
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.
(3) The Company has applied for confidential treatment with respect to portions of this exhibit.