Form 10-Q
period 1998-06-30
RIBOZYME PHARMACEUTICALS INC
filed 1998-08-13
CIK 892112

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended June 30, 1998

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                    For the transition period from       to

                                 _____________

                        Commission file number  0-27914


                        RIBOZYME PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)


                                 _____________
Delaware                                                     34-1697351
--------                                                     ----------
(State of incorporation)                                     (I.R.S.Employer
                                                             Identification No.)

                             2950 Wilderness Place
                            Boulder, Colorado  80301
                    (Address of principal executive offices)

                 Registrant's telephone number:  (303) 449-6500

                                 _____________

Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      -----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 5, 1998 was 9,110,031.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                          PAGE
                                                                        ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 1998 (unaudited) and
         December 31, 1997..............................................   3

         Condensed Statements of Operations - Three and Six Months Ended
         June 30, 1998 and 1997 (unaudited).............................   4

         Condensed Statements of Cash Flows - Six Months Ended
         June 30, 1998 and 1997 (unaudited).............................   5

         Notes to Condensed Financial Statements (unaudited)............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  10

PART II - OTHER INFORMATION

Item 2.  Changes in Securities..........................................  11
Item 4.  Submission of Matters to a Vote of Security Holders............  11
Item 6.  Exhibits and Reports on Form 8-K...............................  12

SIGNATURES..............................................................  13

Exhibit Index...........................................................  14

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS



                                    ASSETS
                                    ------

                                                       June 30,     December 31,
                                                         1998           1997
                                                      -----------   ------------
                                                      (unaudited)

Current assets
--------------
 Cash and cash equivalents                            $ 9,431,041    $15,302,775
 Securities available-for-sale                          1,799,624        799,616
 Prepaid expenses and other current assets                508,229        363,603
                                                      -----------    -----------
Total current assets                                   11,738,894     16,465,994

Equipment and leasehold improvements at cost,
 net of accumulated depreciation and amortization       4,708,708      4,957,165

Notes receivable-related parties                          164,466        231,932
Patent costs, net                                       2,711,932      2,510,705
Other assets, net                                         608,854        684,245

Total assets                                          $19,932,854    $24,850,041
                                                      ===========    ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities
-------------------
 Accounts payable-trade                               $ 1,070,495   $   904,681
 Accrued expenses                                          78,608       245,956
 Current portion of long-term debt                      1,645,847     2,077,771
                                                      -----------   -----------
Total current liabilities                               2,794,950     3,228,408

Long-term debt                                            502,794       698,633
Convertible debt                                        4,179,607     2,052,889

Stockholders' equity
--------------------
Common stock                                               91,078        86,070
Additional paid-in capital                             84,076,632    81,424,341
Deferred compensation and other                          (130,688)     (135,376)
Accumulated deficit                                   (71,581,519)  (62,504,924)
                                                      -----------   -----------
Total stockholders' equity                             12,455,503    18,870,111

Total liabilities and stockholders' equity            $19,932,854   $24,850,041
                                                      ===========   ===========
See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                    Three months ended             Six months ended
                                         June 30,                      June 30,
                               ----------------------------  ----------------------------
                                   1998           1997           1998           1997
                               -------------  -------------  -------------  -------------
Revenue
 Collaborative agreements       $   752,175    $   500,000    $ 1,492,175    $   894,000
 Other income                             -          1,485         25,045          2,971
 Interest income                    167,666        176,125        379,995        381,620
                                -----------    -----------    -----------    -----------
Total revenues                      919,841        677,610      1,897,215      1,278,591

Expenses
 Research and development         4,580,880      3,172,137      9,581,750      6,154,454
 General and administrative         514,632        432,518        981,837        822,109
 Interest expense                   240,586        191,919        410,223        436,704
                                -----------    -----------    -----------    -----------
Total expenses                    5,336,098      3,796,574     10,973,810      7,413,267

Net loss                        $(4,416,257)   $(3,118,964)   $(9,076,595)   $(6,134,676)
                                ===========    ===========    ===========    ===========

Net loss per share              $     (0.49)   $     (0.44)   $     (1.03)   $     (0.87)

Shares used in computing
net loss per share                9,049,656      7,118,054      8,830,197      7,038,128
                                  =========      =========      =========      =========


See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Six months ended
                                                                     June 30,
                                                            ---------------------------
                                                               1998           1997
                                                               ----           ----
OPERATING ACTIVITIES
Net loss                                                    $(9,076,595)   $(6,134,676)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                  914,509        839,782
 Compensation for forgiveness of notes
   receivable-related parties                                    92,466         92,466
 Compensation related to sales of stock                          19,178         63,118
 Gain on sale of investment in corporate partner                (25,045)
 Changes in operating assets and liabilities:
   Accounts receivable                                         (226,631)        74,022
   Prepaid expenses and other                                    19,985        (13,816)
   Other assets                                                (166,427)       (17,802)
   Accounts payable                                             165,814         (4,630)
   Accrued expenses                                             (40,630)      (120,208)
   Deferred gain                                                      -         (2,971)
                                                            -----------    -----------
   Net cash used in operating activities                     (8,323,376)    (5,224,715)

INVESTING ACTIVITIES
 Additions to property, plant and equipment                    (640,055)      (879,970)
 Additions to deferred patent costs                            (235,405)      (364,255)
 Net sales (purchases) of securities available-for-sale        (995,320)     3,749,153
 Sale of investment in corporate partner                        275,045              -
 Transfer of restricted cash                                     45,145        145,273
 Loan repayments-related parties                                  1,875          1,500
 Loan advances-related parties                                  (10,000)       (75,000)
                                                            -----------    -----------
 Net cash provided by (used in) investing activities         (1,558,715)     2,576,701

FINANCING ACTIVITIES
 Net proceeds from sale of common stock                       2,638,121      2,656,802
 Payments under loan facilities                                (627,764)      (839,999)
 Borrowings under loan facilities                             2,000,000        254,460
                                                            -----------    -----------
 Net cash provided by financing activities                    4,010,357      2,071,263

Net (decrease) in cash and cash equivalents                  (5,871,734)      (576,751)
Cash and cash equivalents at beginning of period             15,302,775     13,050,678
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 9,431,041    $12,473,927
                                                            ===========    ===========

See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

Note 1:  Basis of Presentation

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Ribozyme Pharmaceuticals, Inc. ("RPI" or the "Company") was founded to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and therapeutic target validation services. The Company's technology is based on Professor Thomas R. Cech's discovery of "ribozymes," for which he shared a Nobel Prize in 1989. Ribozymes are a form of ribonucleic acid ("RNA") that have the ability to selectively inhibit protein production.
Because many disease states are the result of abnormal protein production, ribozymes are potentially applicable to a wide range of human diseases. RPI believes that its ribozyme technology may provide a new paradigm for drug design and disease treatment and may be a significant tool for the identification of gene function and target validation. The Company has entered into a collaboration with Chiron Corporation ("Chiron") to develop ribozyme products for specific therapeutic targets in human health, a second collaboration with Chiron in the target validation area, and collaborations with Schering AG, Germany ("Schering AG"), with the Parke-Davis division of Warner-Lambert Corporation ("Parke-Davis"), with Roche Bioscience and with Glaxo Research and Development Ltd. ("Glaxo Wellcome") to validate new therapeutic targets from gene sequence data using the Company's functional genomics technology. The Company has also licensed its technology to DowElanco for certain agricultural applications and IntelliGene, Ltd. ("IntelliGene") for certain diagnostic applications.

     In June 1998, the Company announced the formation of a new company, Atugen Biotechnology GmbH ("Atugen"), in Berlin, Germany that will utilize RPI's proprietary ribozyme and related technologies as a continuation of Company's target validation and discovery business. The formation of Atugen is taking place through private sector investments and funding commitments from the German Government as part of its initiative to encourage new biotechnology investments in Germany. The Company plans to retain a majority ownership position in Atugen, receive license fees and have other on-going business relationships with Atugen.

     The Company currently has no sales revenue from any of its drug candidates, has incurred losses since inception and, as of June 30,1998 has accumulated a deficit of $71.6 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses. The Company's results of operations may vary significantly from period to period depending on several factors, such as timing of certain expenses, the progress of the Company's research and development efforts and fluctuations in collaborative payments.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 and 1997

     Collaborative revenues increased to $752,000 and $1.5 million for the three and six months ended June 30, 1998, from $500,000 and $894,000 for the corresponding periods in 1997. The increase is primarily due to $500,000 quarterly research payments made by Schering AG in both the first and second quarters of 1998. The Schering AG collaboration began in April 1997; therefore, Schering AG made only one such payment for the corresponding periods in 1997.
In addition, certain payments to the Company were made in connection to agreements with Parke-Davis, IntelliGene and ALZA Corporation.

Generally, collaborative agreement and contract revenue fluctuations are the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

     During the first quarter of 1998, the Company recorded as other income a gain of $25,000 from the sale of stock in a corporate partner. The privately held stock, which was purchased by the Company in the first quarter of 1996 for $250,000, was sold back to the corporate partner in January 1998.

     Interest income has decreased slightly to $168,000 and $380,000 for the three and six months ended June 30, 1998 compared to $176,000 and $382,000 for the corresponding periods in 1997. The slight decrease is due to lower average balances in the Company's cash and cash equivalents and securities available-for-sale during the second quarter of 1998, as compared to the same quarter in 1997. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Research and development expenses increased 44% to $4.5 million for the three months ended June 30, 1998, compared to $3.2 million for the corresponding period in 1997. In addition, research and development expenses increased 57% to $9.6 million for the six months ended June 30, 1998, compared to $6.2 million for the corresponding period in 1997. The increase is due to increased staffing and raw material purchases in order to scale-up clinical development and research efforts. The Company expects research and development expenses to increase as it expands its research and development programs, including pre-clinical studies and clinical trials.

     General and administrative expenses increased 19% to $515,000 and $982,000, for the three and six months ended June 30, 1998, compared to $433,000 and $822,000, respectively, for the corresponding periods in 1997. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations and business development efforts. The Company expects general and administrative expenses to continue to increase as a result of hiring additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts.

     Interest expense increased 25% to $241,000 for the three months ended June 30, 1998, compared to $192,000 for the corresponding period in 1997. The increase is attributable to accruing interest on $2.0 million borrowed during the first half of 1998 pursuant to an agreement with Schering AG. According to the terms of the agreement, principle and interest payments are deferred until maturity of the loans which is in April 2004. Interest expense is expected to increase as the Company arranges for additional financing for future operation of its business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through public offerings in April 1996 and October 1997, private placements of preferred stock, loans from financial institutions and funds received under the Company's collaborative agreements with a number of corporate partners including Schering AG, Chiron, Parke-Davis and DowElanco. From inception through June 30, 1998, the Company has received approximately $29.0 million in net proceeds from private placements, $31.1 million in net proceeds from public offerings, $9.8 million in loans and $28.7 million from its collaborations.

     The Company's cash, cash equivalents and securities available-for-sale were $11.2 million at June 30, 1998, compared to $16.1 million on December 31, 1997. The $4.9 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $10.1 million used for operations, $875,000 for investments in equipment and patents, and $628,000 in payments under loan facilities, offset by collaborative funding and interest income of $1.9 million, loan proceeds of $2.0 million, proceeds of $275,000 from the sale of a corporate partner's stock, and proceeds of $2.5 million from the sale of the Company's stock to a corporate partner.

          The Company invests its cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

          As of June 30, 1998, up to $2.0 million in loans are available to the Company in each calendar year through the year 2001, from Schering AG. The Company received the first loan of $2.0 million in September 1997 and additional loans of $1.0 million each in January 1998 and May 1998. The loans are related to the Schering AG research collaboration entered into in April 1997. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At June 30, 1998, the outstanding borrowings of $4.2 million were convertible into approximately 825,600 shares of the Company's common stock. Principle and interest payments are deferred until maturity of the loans which is in April 2004. In addition to the line of credit, Schering AG agreed to provide $2.0 million in annual research funding for each year through April 2001, as well as $2.5 million per year in equity investments in each of years 1997 and 1998. In 1997, Schering AG made an equity investment of $2.5 million in exchange for 212,766 shares of the Company's common stock and in April 1998, Schering AG provided an additional equity investment of $2.5 million in exchange for 465,117 shares of the Company's common stock. Future loan and research funding payments may be subject to certain restrictions, including receipt of certain third party consents, and may be subject to the termination of the research collaboration at Schering AG's option at any time after April 8, 1998.

          Total additions for property, plant and equipment for the three months ended June 30, 1998, were $640,100, all of which were financed through the Company's existing loan facility from Schering AG.

          The Company anticipates that its existing available cash, cash equivalents and securities available-for-sale, combined with anticipated interest income and collaboration revenues will be adequate to satisfy its anticipated capital requirements until mid 1999. The Company expects to incur substantial additional research and development costs, including: costs related to the Company's research, drug discovery and development programs; Company acquisition of interests in products or services currently held by third parties; preclinical and clinical trials of the Company's products, if developed; manufacturing and marketing of products, if any; as well as expenses such as prosecuting and enforcing patent claims and general administrative and legal expenses. The Company will consider raising cash whenever market conditions are favorable. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. There can be no assurance that such funds will be available on favorable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result. There can be no assurance that any collaborative relationships will successfully reduce the Company's funding requirements, and arrangements with collaborative partners or others may require the Company to relinquish or reduce rights to certain of its technologies, product candidates or products.

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

          Statements in this Form 10-Q which are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in the Company's 10-KSB for the year ended December 31, 1997 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim balance sheet.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     Pursuant to a Purchase Agreement dated April 9, 1997 between the Company and Schering Berlin Venture Corporation and Schering Aktiengesellschaft, the Company issued 465,117 shares of its common stock in exchange for $2.5 million on April 9, 1998. These securities were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 1998, the Company held its Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1. The election of six directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as directors of the Company and received the number of votes set forth below:

        Director                        For             Against
        --------                        ---             -------

        David T. Morgenthaler           6,190,853       29,645
        Jeremy Curnock Cook             6,190,853       29,645
        Anders P. Wiklund               6,190,853       29,645
        Ralph E. Christoffersen         6,190,441       30,057
        Anthony B. Evnin                6,190,853       29,645
        David Ichikawa                  6,190,853       29,645

2. To ratify the selection of Ernst & Young, LLP as the Company's independent auditors for 1998.

        For:                            6,203,090
        Against:                            6,700
        Abstain:                           10,708

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)
          3(ii)    Restated Bylaws (2)
          10.1     Research Collaboration and License Agreement dated May 19,
                   1998 between the Company and Roche Bioscience, a division of
                   Syntex (U.S.A) Inc.(3)
          27       Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-Q is filed.

______
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.
(3) To be filed by amendment. The Company will apply for confidential treatment with respect to portions of this exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:    August 13, 1998       By:  /s/ RALPH E. CHRISTOFFERSEN
          ---------------           ----------------------------
                                     Ralph E. Christoffersen
                                     President and Chief
                                     Executive Officer

Dated:    August 13, 1998       By:  /s/ LAWRENCE E. BULLOCK
          ---------------            -----------------------
                                     Lawrence E. Bullock
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                 Exhibit Index


  Exhibit                                    Exhibit
    No.                                    Description
    ---                                    -----------
   3(i)       Amended and Restated Certificate of Incorporation (1)
   3(ii)      Restated Bylaws (2)
   10.1       Research Collaboration and License Agreement dated May 19, 1998 between the Company and Roche Bioscience, a division of Syntex
              (U.S.A) Inc.(3)

   27         Financial Data Schedule

_____
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908D, dated April 11, 1996.
(3) To be filed by amendment. The Company will apply for confidential treatment with respect to portions of this exhibit.