Form 10-Q/A
period 1998-06-30
RIBOZYME PHARMACEUTICALS INC
filed 1998-11-12
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                  FORM 10-Q/A



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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 3, 1998 was 9,142,809.

PART I - FINANCIAL INFORMATION

     The Registrant's Form 10-Q for the quarterly period ended June 30, 1998, filed on August 13, 1998, File No. 0-27914, is hereby is hereby incorporated by reference in its entirety.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)   Amended and Restated Certificate of Incorporation (1)
          3(ii)  Restated Bylaws (2)
          10.1   Research Collaboration and License Agreement dated May 19, 1998 between the Company and Roche Bioscience, a division of Syntex
                 (U.S.A) Inc.(3)
          27     Financial Data Schedule (4)

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-Q is filed.

______
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.
(3) The Company has applied for confidential treatment with respect to portions of this exhibit.
(4) Previously filed with Company's Form 10-Q for the quarterly period ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIBOZYME PHARMACEUTICALS, INC.

Dated: November 11, 1998          By: /s/ RALPH E. CHRISTOFFERSEN
       -----------------             ----------------------------
                                      Ralph E. Christoffersen
                                      President and Chief
                                      Executive Officer

Dated: November 11, 1998          By: /s/ LAWRENCE E. BULLOCK
       -----------------              -----------------------
                                      Lawrence E. Bullock
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 Exhibit Index


  Exhibit                                        Exhibit
    No.                                        Description
    ---                                        -----------

  3(i)  Amended and Restated Certificate of Incorporation (1)
  3(ii) Restated Bylaws (2)
  10.1 Research Collaboration and License Agreement dated May 19, 1998 between the Company and Roche Bioscience, a division of Syntex (U.S.A) Inc.(3)
  27    Financial Data Schedule (4)

_____
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D. dated April 11, 1996.
(3) The Company has applied for confidential treatment with respect to portions of this exhibit.
(4) Previously filed with the Company's Form 10-Q for the quarterly period ended June 30, 1998.
                                       4