Form 10-Q
period 1998-09-30
RIBOZYME PHARMACEUTICALS INC
filed 1998-11-13
CIK 892112

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
               For the quarterly period ended September 30, 1998

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                    For the transition period from       to

                                 _____________

                        Commission file number  0-27914


                         RIBOZYME PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                                 _____________
        Delaware                                          34-1697351
       ----------                                      ----------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             2950 Wilderness Place
                            Boulder, Colorado  80301
                    (Address of principal executive offices)

                 Registrant's telephone number:  (303) 449-6500

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

PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 1998 (unaudited) and
         December 31, 1997................................................   3

         Condensed Statements of Operations - Three and Nine Months Ended
         September 30, 1998 and 1997 (unaudited)..........................   4

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 1998 and 1997 (unaudited)..........................   5

         Notes to Condensed Financial Statements (unaudited)..............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  11

SIGNATURES................................................................  12

Exhibit Index.............................................................  13


PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS



                             ASSETS
                             ------


                                                     September 30,   December 31,
                                                          1998           1997
                                                     --------------  ------------
                                                      (unaudited)
Current assets
--------------
 Cash and cash equivalents                             $ 6,224,164    $15,302,775
 Securities available-for-sale                           1,801,872        799,616
 Accounts receivable                                     2,692,000          8,044
 Prepaid expenses and other current assets                 236,044        355,559
                                                       -----------    -----------
Total current assets                                    10,954,080     16,465,994

Equipment and leasehold improvements at cost,
 net of accumulated depreciation and amortization        4,382,557      4,957,165

Notes receivable-related parties                           130,466        231,932
Patent costs, net                                        2,793,313      2,510,705
Other assets, net                                          741,385        684,245

Total assets                                           $19,001,801    $24,850,041
                                                       ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------


Current liabilities
-------------------
 Accounts payable-trade                       $  1,020,366   $    904,681
 Accrued expenses                                  107,284        245,956
 Current portion of long-term debt               1,571,979      2,077,771
                                              ------------   ------------
Total current liabilities                        2,699,629      3,228,408

Long-term debt                                     350,770        698,633
Convertible debt                                 4,259,843      2,052,889

Stockholders' equity
--------------------
Common stock                                        91,116         86,070
Additional paid-in capital                      84,078,452     81,424,341
Deferred compensation and other                   (128,440)      (135,376)
Accumulated deficit                            (72,349,569)   (62,504,924)
                                              ------------   ------------
Total stockholders' equity                      11,691,559     18,870,111

Total liabilities and stockholders' equity    $ 19,001,801   $ 24,850,041
                                              ============   ============

See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                   Three months ended             Nine months ended
                                      September 30,                 September 30,
                               ---------------------------  -----------------------------
                                   1998          1997           1998            1997
                               ------------  -------------  -------------  --------------
Revenue
 Collaborative agreements       $3,282,250    $   550,000    $ 4,774,425    $  1,444,000
 Other income                            -          1,485         25,045           4,456
 Interest income                   131,792        163,155        511,787         544,775
                                ----------    -----------    -----------    ------------
Total revenues                   3,414,042        714,640      5,311,257       1,993,231

Expenses
 Research and development        3,483,642      4,021,620     13,065,392      10,176,074
 General and administrative        499,794        421,178      1,481,632       1,243,287
 Interest expense                  198,655        180,735        608,878         617,439
                                ----------    -----------    -----------    ------------
Total expenses                   4,182,091      4,623,533     15,155,902      12,036,800

Net loss                        $ (768,049)   $(3,908,893)   $(9,844,645)   $(10,043,569)
                                ==========    ===========    ===========    ============

Net loss per share              $    (0.08)   $     (0.54)   $     (1.10)   $      (1.42)

Shares used in computing
net loss per share               9,110,220      7,200,704      8,924,564       7,092,915
                                 =========      =========      =========       =========


See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Nine months ended
                                                                   September 30,
                                                           -----------------------------
                                                               1998            1997
                                                           -------------  --------------

OPERATING ACTIVITIES
Net loss                                                   $ (9,844,645)   $(10,043,569)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                1,335,037       1,254,083
 Compensation for forgiveness of notes
   receivable-related parties                                   126,466          92,466
 Compensation related to sales of stock                          19,178          63,118
 Gain on sale of investment in corporate partner                (25,045)
 Changes in operating assets and liabilities:
   Accounts receivable                                       (2,683,956)         72,022
   Prepaid expenses and other                                    49,971         (10,803)
   Other assets                                                (298,958)       (277,893)
   Accounts payable                                             115,685         465,055
   Accrued expenses                                              68,282         (55,972)
   Deferred gain                                                                 (4,456)
                                                           ------------    ------------
   Net cash used in operating activities                    (11,137,985)     (8,445,949)

INVESTING ACTIVITIES
 Additions to property, plant and equipment                    (715,974)     (1,394,646)
 Additions to deferred patent costs                            (335,245)       (458,212)
 Net (purchases) sales of securities available-for-sale        (995,320)      3,750,430
 Sale of investment in corporate partner                        275,045
 Transfer of restricted cash                                     52,669         220,161
 Loan repayments-related parties                                  1,875           2,250
 Loan advances-related parties                                  (10,000)       (175,000)
                                                           ------------    ------------
 Net cash (used in) provided by investing activities         (1,726,950)      1,944,983

FINANCING ACTIVITIES
 Net proceeds from sale of common stock                       2,639,979       2,616,885
 Payments under loan facilities                                (853,655)     (1,296,357)
 Borrowings under loan facilities                             2,000,000       2,254,460
                                                           ------------    ------------
 Net cash provided by financing activities                    3,786,324       3,574,988

Net decrease in cash and cash equivalents                    (9,078,611)     (2,925,978)
Cash and cash equivalents at beginning of period             15,302,775      13,050,678
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  6,224,164    $ 10,124,700
                                                           ============    ============

See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

Note 3:  Stock Option Repricing

         During the third quarter of 1998, the Company offered a repricing of existing stock options to all of its current employees. Pursuant to the offer, all non-executive employees were allowed to exchange each existing stock option for a newly priced stock option one for one, with the new stock options having an exercise price equal to the current market price of the underlying common stock. If exchanged, the vesting term would start over beginning on the date of exchange. A similar offer was given to all executives, except the options were exchanged at a one for .75 ratio. As a result of the offer, approximately 891,000 options were canceled and 748,000 options were granted, effective September 18, 1998.

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

     In June 1998, the Company announced the formation of a new company, Atugen Biotechnology GmbH ("Atugen"), in Berlin, Germany that will utilize RPI's proprietary ribozyme and related technologies as a continuation of Company's target validation and discovery business. The formation of Atugen is taking place through private sector investments and funding commitments from the German Government as part of its initiative to encourage new biotechnology investments in Germany. The Company plans to retain a majority ownership position in Atugen, receive license fees and have other ongoing business relationships with Atugen.

     The Company currently has no sales revenue from any of its drug candidates, has incurred losses since inception and, as of September 30,1998 has accumulated a deficit of $72.3 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development programs, including pre-clinical studies and clinical trials. Such expansion will result in increases in research and development, and general and administrative expenses. The Company's results of operations may vary significantly from period to period depending on several factors, such as timing of certain expenses, the progress of the Company's research and development efforts and fluctuations in collaborative payments.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 and 1997

     Collaborative revenues increased to $3.3 million and $4.8 million for the three and nine months ended September 30, 1998, from $550,000 and $1.4 million for the corresponding periods in 1997. The increase is primarily due to a $2.5 million option payment from Chiron related to possible joint product development of ANGIOZYME(TM). In addition, certain payments to the Company were made in connection with agreements with Schering AG, Parke-Davis, IntelliGene, ALZA Corporation, Roche Bioscience and Glaxo Wellcome. Generally, collaborative agreement and contract revenue fluctuations are the result of changes in the number of funded research projects as well as the timing and completion of contract milestones.

     During the first quarter of 1998, the Company recorded as other income a gain of $25,000 from the sale of stock in a corporate partner. The privately held stock, which was purchased by the Company in the first quarter of 1996 for $250,000, was sold back to the corporate partner in January 1998.

     Interest income has decreased to $132,000 and $512,000 for the three and nine months ended September 30, 1998 compared to $163,000 and $545,000 for the corresponding periods in 1997. The decrease is due to lower average balances in the Company's cash and cash equivalents and securities available-for-sale during the third quarter of 1998, as compared to the same quarter in 1997. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Research and development expenses decreased to $3.5 million for the three months ended September 30, 1998, compared to $4.0 million for the corresponding period in 1997. The decrease was due to the increase in raw material purchases during the third quarter of 1997 for the scale-up of manufacturing in anticipation of clinical trials. However, research and development expenses increased to $13.0 million for the nine months ended September 30, 1998, compared to $10.2 million for the corresponding period in 1997. The increase is due to increased staffing and raw material purchases during the first part of 1998 in order to scale-up clinical development and research efforts. The Company expects research and development expenses to increase as it expands its development programs, including pre-clinical studies and clinical trials.

     General and administrative expenses increased 19% to $500,000 and $1.5 million, for the three and nine months ended September 30, 1998, compared to $421,000 and $1.2 million, respectively, for the corresponding periods in 1997. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations and business development efforts. The Company expects general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of the Company's operations, business development efforts and patent protection.

     Interest expense increased 10% to $199,000 for the three months ended September 30, 1998, compared to $181,000 for the corresponding period in 1997. The increase is attributable to accruing interest on $2.0 million borrowed during the first half of 1998, as well as interest accrued on $2.0 million borrowed during the last half of 1997, pursuant to an agreement with Schering AG. According to the terms of the agreement, principle and interest payments are deferred until maturity of the loans which is in April 2004. Interest expense is expected to increase as the Company arranges for additional financing for future operation of its business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through public offerings in April 1996 and October 1997, private placements of preferred stock, loans from financial institutions and funds received under the Company's collaborative agreements with a number of corporate partners including Schering AG, Chiron, Parke-Davis and DowElanco. From inception through September 30, 1998, the Company has received approximately $29.0 million in net proceeds from private placements, $31.1 million in net proceeds from public offerings, $9.8 million in loans and $29.5 million from its collaborations.

     The Company's cash, cash equivalents and securities available-for-sale were $8.0 million at September 30, 1998, compared to $16.1 million on December 31, 1997. The $8.1 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $13.8 million used for operations, $1.1 million for investments in equipment and patents, and $854,000 in payments under loan facilities, offset by collaborative funding and interest income of $2.8 million, loan proceeds of $2.0 million, proceeds of $275,000 from the sale of a corporate partner's stock, and proceeds of $2.6 million from the sale of the Company's stock to a corporate partner and other miscellaneous stock transactions.

          The Company invests its cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

          As of September 30, 1998, up to $2.0 million in loans are available to the Company in each calendar year through the year 2001, from Schering AG. The Company received the first loan of $2.0 million in September 1997 and additional loans of $1.0 million each in January 1998 and May 1998. The loans are related to the Schering AG research collaboration entered into in April 1997. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At September 30, 1998, the outstanding borrowings of $4.3 million were convertible into approximately 852,000 shares of the Company's common stock. Principle and interest payments are deferred until maturity of the loans which is in April 2004. In addition to the line of credit, Schering AG agreed to provide $2.0 million in annual research funding for each year through April 2001, as well as $2.5 million per year in equity investments in each of years 1997 and 1998. In 1997, Schering AG made an equity investment of $2.5 million in exchange for 212,766 shares of the Company's common stock and in April 1998, Schering AG provided an additional equity investment of $2.5 million in exchange for 465,117 shares of the Company's common stock. Future loan and research funding payments may be subject to certain restrictions, including receipt of certain third party consents, and may be subject to the termination of the research collaboration at Schering AG's option at any time after April 8, 1998.

          Total additions for property, plant and equipment for the nine months ended September 30, 1998, were $716,000, all of which were financed through the Company's existing loan facility from Schering AG.

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

          Until recently most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is referred to as the "Year 2000 Issue" ("Y2K"). Since 1997, the Company has been reviewing all internal, external and third-party informational technology ("IT") systems related to its business. The Company has completed an internal IT evaluation with satisfactory results and is currently reviewing external and third-party IT systems for Y2K compliance. External and third-party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third-party evaluations by the second quarter of 1999. To date, all evaluations have uncovered minimum exposure to Y2K problems. The Company currently estimates the internal Y2K cost at approximately $60,000, which would include replacing hardware systems and upgrading software. Estimates of external or third-party Y2K expenses available at this time are immaterial, however, the Company continues to review compliance. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary interruption of research, development and business due to the necessity of upgrading or replacing systems which are not Y2K compliant. An interruption may lead to missed deadlines or delays in research, development and FDA filings.
The Company's contingency plan includes the following:

 . regular back-up of all scientific and business related electronic data;
 . archival of critical business paperwork;
 . scheduling manufacturing campaigns not to extend or overlap the year 2000 time change; and,
 . upgrading security systems to be Y2K compliant (included in above dollar amount).

Currently, the Company has determined that there is no significant exposure to the Y2K issue, however, the Company will continue to evaluate all IT systems for Y2K compliance throughout 1999.

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

     Not applicable.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)
          3(ii)    Restated Bylaws (2)
          10.1     Employment Agreement dated September 8, 1998 between the
                   Company and Nassim Usman.
          27       Financial Data Schedule

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

                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:    November 12, 1998     By:  /s/ RALPH E. CHRISTOFFERSEN
          -----------------         ----------------------------
                                    Ralph E. Christoffersen
                                    President and Chief
                                    Executive Officer

Dated:    November 12, 1998     By:  /s/ LAWRENCE E. BULLOCK
          -----------------          -----------------------
                                    Lawrence E. Bullock
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 Exhibit Index


  Exhibit                                              Exhibit
    No.                                              Description
    ---                                              -----------
   3(i)       Amended and Restated Certificate of Incorporation (1)
   3(ii)      Restated Bylaws (2)
   10.1       Employment Agreement dated September 8, 1998 between the Company and Nassim Usman.
   27         Financial Data Schedule


-----
(1) Incorporated by reference from the Company's Registration Statement on Form
    SB-2, file no. 333-34981, dated September 5, 1997.

(2) Incorporated by reference from the Company's Registration Statement on Form
    SB-2, file no. 333-1908-D, dated April 11, 1996.
