Form 10-K
period 1998-12-31
RIBOZYME PHARMACEUTICALS INC
filed 1999-03-25
CIK 892112

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                         Commission file number 0-27914

                         RIBOZYME PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                        34-1697351
        (State of incorporation)    (I.R.S. Employer Identification No.)

                 2950 WILDERNESS PLACE, BOULDER, COLORADO 80301
                    (Address of principal executive offices)

                                 (303) 449-6500
              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 24, 1999, was approximately $30,391,075.

As of March 24, 1999, the registrant had 9,182,135 shares of common stock, par value $.01 per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     None.

                               TABLE OF CONTENTS
                                                                     Page
                                                                     ----
                                    PART I

Item 1.  Business. .................................................   1

Item 2.  Properties. ...............................................  21

Item 3.  Legal Proceedings. ........................................  21

Item 4.  Submission of Matters to a Vote of Security Holders. ......  22


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters. .....................................  22

Item 6.  Selected Financial Data. ..................................  23

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. ...............................  24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.  29

Item 8.  Financial Statements and Supplementary Data................  29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. ................................  29

                                   PART III

Item 10.  Directors and Executive Officers of Registrant............  30

Item 11.  Executive Compensation....................................  32

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management. Changes in Control............................  40

Item 13.  Certain Relationships and Related Transactions. ..........  42

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K. ..  45

                                    PART I

ITEM 1.   BUSINESS

An overview of our company

     Ribozyme Pharmaceuticals was founded to develop commercial products and services based upon the significant potential of "ribozymes," a discovery of Professor Thomas R. Cech for which he shared a Nobel Prize. Ribozymes, a form of ribonucleic acid ("RNA"), can selectively inhibit the protein production and genetic function associated with a specific messenger RNA ("mRNA") molecule by binding with the particular mRNA and cutting it apart. Ribozymes treat human disease in two primary ways. First, ribozymes can be designed to inhibit abnormal gene function that causes a disease or is essential to the growth or spread of the disease. Second, ribozymes can be designed to target viruses and other infectious agents causing disease in humans. Ribozymes also are useful in identifying the function of specific genes (validating targets) and in diagnosing disease. Ribozymes can also be designed to treat animal diseases and alter traits of plants.

     Our primary business focus is to use our patented technology to develop a new class of drugs containing ribozymes to treat or prevent human disease. To accomplish this, we plan to develop our existing product candidates, identify additional product candidates and partner with third parties to develop product candidates demonstrating commercial potential as a result of preclinical studies or clinical trials.

     Currently, we are focusing on two potential products in preclinical development or clinical trials:

     . ANGIOZYME is a potential treatment for cancer and other diseases. We have successfully completed Phase Ia clinical trials for ANGIOZYME in healthy volunteers, will soon commence Phase Ib trials in cancer patients, and expect to begin Phase II trials before the end of the year.

     . HEPTAZYME is a potential treatment for Hepatitis C, a viral liver disease. HEPTAZYME is currently in preclinical testing, and before the end of 1999 we expect to file an IND to obtain permission to begin clinical trials in humans.

     Internally, we are researching several product candidates and intend to begin preclinical testing and development of one of these product candidates by year-end.

     ANGIOZYME is being developed in collaboration with Chiron. HEPTAZYME is being developed in collaboration with Eli Lilly and Company.

     From 1996 to 1998, we developed a gene identification and target validation business and entered into target validation collaborations with Chiron, Parke-Davis, Schering AG, Roche Biosciences and GlaxoWellcome. In 1998, we transferred our gene and target validation technology to Atugen, Biotechnology, GmbH in return for a substantial equity interest. We expect research under our existing gene validation agreements will continue with Atugen providing the services as our subcontractor. In the future, Atugen will enter into gene validation agreements directly with collaborators, but we will retain rights to (1) use the gene identification and target validation technology for our own use and (2) develop ribozymes and other oligonucleotides therapeutic agents against targets validated by Atugen.

     Our patents and proprietary technology provide a significant competitive advantage in the field of ribozymes. In particular, the licenses to patents of Dr. Cech and others, together with patents issued to and filed by us, give us the exclusive rights to control the manufacture, use and sale of ribozymes. The current patent portfolio includes 84 issued or allowed patents and over 100 applications. In addition, we have developed significant manufacturing capabilities which, when combined with available contract manufacturers, are expected to be able to produce those drugs currently under development in sufficient quantities, and of the quality required by the FDA, for our anticipated clinical trials.

     We have also licensed our technology in the past to third parties to use in agricultural and diagnostic applications.

The traditional process of drug discovery and development

     Traditional drug discovery and development is difficult, time consuming and extremely costly. Historically, diseases have been treated using drugs developed based on clinical observation of symptoms which were correlated with abnormal physiological processes and, where possible, biochemical changes. Most drugs are chemicals designed to inhibit the function of a targeted molecule with as few unwanted side effects as possible. Drug discovery is a complex process of elimination, including:

     . selecting a target (usually a protein), . developing a screening assay,
     . chemically synthesizing large numbers of different molecules that are tested in cell cultures and in animal models for their effect on the target,
     . using those test results to narrow down the number of molecules, and . refining the molecules through additional chemical synthesis and testing, including humans clinical trials.

Unfortunately, drugs produced from this traditional process may have undesirable side effects due to interactions with non-targeted molecules. Side effects such as "toxicity" or "lack of selectivity" can limit the effective use of a drug.

     Pharmaceutical companies are under intense competitive pressure to identify and commercialize novel drugs having fewer side effects more quickly and cost effectively. Pricing pressures from managed care organizations, governmental agencies and other third-party payors, coupled with the proliferation of new technologies that offer revolutionary approaches to drug design and development, are causing major changes in the drug development process.

Genetic function and human disease

     The abnormal production of proteins, which are products of genes, directly causes many human diseases. The abnormality may be due to a defective gene or to the over- or under-production of a protein by a "normal" gene. The abnormal production of proteins may have direct effects on cells within the body or may initiate a series of events involving other proteins within the body, thereby producing disease. The gene functions of infectious agents, such as viruses, allow replication and growth of infectious agents in the human body.

     Production of proteins from genes, called protein "expression," involves two steps. First, the sequence information from the DNA of the gene is "transcribed" to mRNA. The second step involves "translation" of the mRNA and its information into a protein. The process by which genetic information is "expressed" in the form of a protein is highly selective; production of a particular protein requires its own specific DNA sequence which leads to a specific mRNA sequence. Blocking a gene's function, and hence the production of its associated proteins, is an increasingly vital tool in the treating and diagnosing human disease.

The potential advantages of ribozymes in treating a disease

     We believe that ribozymes offer the following advantages over other approaches to the treatment of diseases:

     Potential Broad Applicability. Once a gene has been identified, a ribozyme can be designed to target and destroy the associated mRNA to inhibit the related gene function. Therefore, all diseases for which a gene can be identified as a cause or an essential contributing factor are potentially treatable with a ribozyme drug. In addition, identifying the essential genes of viruses and other infectious agents that cause human disease creates the potential to develop ribozyme products that stop these genes from functioning and, consequently, prevent the targeted infectious agent from surviving or reproducing.

     High Selectivity. The mechanism by which traditional drugs act on a target gene or protein often is not well understood. Consequently, the side effects of such drugs are difficult to predict and characterize. These side effects may be reduced or avoided by using ribozymes designed to attach to and cut only a specific targeted mRNA, a significant advantage over traditional drug therapies. We have observed the selectivity of ribozymes in both animal studies and human clinical trials. Because of this selectivity, only the function of the targeted genetic sequence is affected; other molecules and gene functions are not altered.

     Destruction of Target. Instead of temporarily preventing gene function like traditional drugs, ribozymes destroy the target mRNA and stop the associated protein production. By contrast, most drugs do not destroy their target. This inherent feature of the ribozyme may offer significant advantage in the treatment of diseases caused by infectious agents such as viruses. For example, cleavage of target viral mRNA by ribozymes will inhibit the virus's ability to propagate, which may cause significant reduction in viral load in the patient.

Our ribozyme technology

     Our approach to drug discovery and development begins by either identifying a gene in humans that causes or contributes to disease or identifying an essential gene in a disease causing infectious agent. We analyze the nucleotide sequence of the mRNA associated with the target gene and create a complementary ribozyme nucleotide sequence.

     A ribozyme is a sequence of nucleotides that has a catalytic core capable
of cleaving a specific mRNA molecule.    Ribozymes act as "molecular scissors"
by cutting mRNA molecules into two ineffective strands. They prevent translation of mRNA into proteins which may be associated with human disease. Each ribozyme destroys only a specifically targeted mRNA molecule, thereby minimizing the risk of unwanted side effects. In addition, ribozymes can be used in identifying gene function and validating the disease contributing formation of a specific gene. In this way, ribozymes can assist in the identification of new drug candidates. Our ribozyme technology is an important bridge between the growing body of knowledge regarding gene function and its contribution to human diseases and the treatment or preventions of such diseases.

     We initially test the effectiveness of the ribozyme in cell cultures or in animal models. If the ribozyme reduces or stops production of the protein associated with the disease, or slows the associated growth or spread of the disease, not only has the disease contributing function of the gene been validated, but also a drug candidate has been identified.

     Once we identify a target gene and related ribozyme, we optimize the ribozyme's effectiveness by (1) varying the length of the portion of the ribozyme which binds to the mRNA to maximize the ribozyme's selectivity and (2) modifying the chemical structure to increase the ribozyme's stability in the human body. To successfully commercialize ribozyme products to treat or prevent human disease, we must successfully deal with technical issues such as:

     .  ribozyme design,
     .  stability,
     .  selectivity,
     . drug delivery and cellular absorption, . safety,
     .  effectiveness, and
     .  manufacturing synthesis and scale up.

To date, we have achieved a number of significant milestones important to the development of ribozymes and related technical issues, including the following:

     Design. We have developed a proprietary computer program to design ribozymes against sites in a target mRNA sequence. This program allows us to accelerate the identification of potential ribozyme product candidates and design multiple back-up candidates.

     Stability. To be useful as a treatment, a ribozyme must remain stable in human serum and cells long enough to destroy the targeted mRNA and ideally long enough for each ribozyme molecule to destroy several mRNA molecules. Unmodified ribozymes are stable and fully active in human serum for only a few seconds. We have successfully produced chemically-modified ribozymes that are stable and fully active in human serum and cells for more than 10 days. This level of stability may be sufficient for ribozymes to be effective drugs.

     Selectivity. Based on third-party studies and our internal work, we believe that a ribozyme with a binding region of approximately 15 nucleotides is optimal. A binding region of this length is expected to match, on a statistical basis, only one specific mRNA sequence in the entire human genome. Since the ribozyme should interact only with the target mRNA, it should not affect other gene function and, therefore, should not have side effects when used as a drug. The high degree of selectivity of ribozymes has been demonstrated, both by us and by third parties.

     Drug Delivery and Cellular Absorption. Successful development of any drug requires that the drug be delivered to the desired site in the body. We are exploring local and systemic delivery of chemically synthesized ribozymes, as well as vector delivery. For example, we have demonstrated systemic delivery of chemically synthesized ribozymes without any delivery vehicle using either intravenous or subcutaneous delivery in several animal models and in humans. Additionally, we have identified several proprietary carriers which, when combined with chemically synthesized ribozymes, have shown significant increases in the effective delivery of ribozymes to a variety of different cell types relative to ribozymes without a carrier.

     Safety. We have completed single and multiple dose animal safety studies with several ribozymes which have confirmed the ribozymes' lack of toxicity.
For example, ANGIOZYME has shown a lack of toxicity in rodents and monkeys. As a result, the FDA has allowed initial human clinical trials to be carried out in healthy volunteers. A Phase Ia trial in healthy volunteers has now been completed and has shown an excellent safety and tolerability profile.

     Effectiveness. We have demonstrated through internal research and in conjunction with our collaborators that our ribozymes reduce the amount of target mRNA and the level of corresponding protein produced as well as inhibit the spread of disease. Studies showing the effectiveness of ribozymes have been conducted in multiple animal models for cancer in both models of solid tumor growth and metastasis, and in cell cultures for viral replication.

     Manufacturing Synthesis and Scale Up. To meet our needs for preclinical studies, clinical trials and the eventual commercialization of ribozymes, we must have the ability to manufacture a sufficient amount of ribozymes. We and our collaborators have developed proprietary technology allowing us to synthesize several thousand stabilized ribozymes in milligram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites in short periods of time. We have also developed the capability of manufacturing kilogram quantities under the FDA's current good manufacturing practices ("cGMP"). In addition, we have developed significant manufacturing capabilities which, when combined with available contract manufacturers, are expected to be able to produce those drugs currently under development in sufficient quantities, and of the quality required by the FDA, for our anticipated clinical trials.

Our business strategy

     Our primary business objective is to use our technology to identify and develop drugs containing ribozymes to treat or prevent human disease. Our secondary objective is to license our technology to others on terms which could provide us an economic benefit. Our strategy for achieving these objectives includes the following goals:

     Develop Identified Product Candidates. We are developing two products, ANGIOZYME and HEPTAZYME. In collaboration with Chiron, we are developing ANGIOZYME for the treatment of solid tumor cancers and metastasis, and possibly for other diseases that require extensive new blood vessel formation. We have completed a Phase Ia clinical trial for ANGIOZYME in healthy volunteers. We will soon commence Phase Ib clinical trials in cancer patients. In collaboration with Eli Lilly, we are developing a second product, HEPTAZYME, for the treatment of Hepatitis C. We are conducting preclinical testing for HEPTAZYME and we plan to file an IND before year-end.

     Identify New Product Candidates. We have developed a variety of sources to identify additional product candidates. Internally, we are researching several product candidates and intend to begin preclinical testing and development of one of these product candidates by year-end. We believe that our relationship with Atugen could provide an important source of new product candidates for us. Atugen will seek additional partners in the pharmaceutical and biotechnology industries using Atugen's gene function identification and validation technology. We have retained rights to develop ribozymes against any targets validated by Atugen on its own or for its partners. We are engaged in several collaborations to validate selected genetic sequences as candidates for drugs development. Under these collaborations, we have the right to develop ribozyme products against validated targets not developed by our collaborators.

     Partner with Others to Develop Products. We intend to develop our initial products in collaboration with larger corporate partners. In the past, we have entered into collaborations prior to identifying product candidates and performing the research and preclinical testing necessary to bring such products to development. In the future, we intend to demonstrate a product candidate's commercial potential using internally funded research, preclinical testing and, perhaps, early clinical trials. Entering into a development collaboration after a product's potential has been demonstrated will increase the product's value. Our development process with HEPTAZYME is an example of this new partnering strategy.

     Focus on Human Therapeutics and License Other Applications of Our Technology. We will look for opportunities to license our technology on terms which provide a reasonable opportunity for significant business benefit. In 1998, we transferred our gene function identification and validation technology to Atugen in exchange for an equity interest in Atugen. Atugen will continue to build the gene identification and target validation business by actively pursuing collaborations with new corporate partners. We will benefit from Atugen's activities through our ownership interest in Atugen, as well as through the rights we retained under the terms of the technology transfer.

     Maintain and Expand Patent Portfolio and Proprietary Technology. To maximize the value of our technology, we dedicate substantial resources to the discovery of new inventions. We aggressively pursue patent protection. We currently own, or have exclusive licenses to, 84 issued or allowed patents worldwide and have over 100 patent applications pending worldwide.

Our product programs

     The development process for our products starts with research and preclinical development. Research includes identification of a target protein, synthesis of an appropriate ribozyme to block expression of the target protein, and testing the activity of the ribozyme in a specific cell population. Preclinical testing includes pharmacology and toxicology testing in cell cultures and animal models, product formulation, dosage studies and manufacturing scale-up for submission of the necessary data to comply with regulatory requirements of the FDA and similar agencies in other countries prior to commencement of human trials. Regulatory requirements concerning the conduct of clinical trials are described below in the section "--Government Regulation."

     We are currently in various stages of development and clinical trials for two products. ANGIOZYME is being developed to treat solid tumor cancers, but it may also be applicable to other diseases such as diabetic retinopathy and macular degeneration. HEPTAZYME is being developed to treat Hepatitis C.

     ANGIOZYME. For cancerous tumors to grow, the body must generate new blood vessels surrounding the tumor to supply the blood necessary for tumor growth, a process known as angiogenesis. In many cases, the Vascular Endothelial Growth Factor ("VEGF") molecule and its receptor are essential to angiogenesis. ANGIOZYME was developed to inhibit the production of the VEGF receptor, thereby slowing or stopping angiogenesis and related tumor growth and metastasis. Animal studies conducted by us and by independent third parties showed dramatic reduction in tumor growth and metastasis. Animal studies using ribozymes alone and in conjunction with existing cytotoxic cancer therapies demonstrated the elimination of metastasis of the cancer. As a result of our research and preclinical studies, the FDA approved an IND allowing us to begin clinical trials. We completed Phase Ia clinical trials in healthy volunteers in January 1999. These trials, conducted on 14 healthy volunteers, demonstrated safety and tolerability and showed no drug related side effects. We will soon commence Phase Ib clinical trials testing safety and tolerability in at least 16 cancer patients with a broad spectrum of solid tumors and metastasis. We expect to initiate Phase II clinical trials prior to the end of 1999.

     If the results of clinical trials are positive, ANGIOZYME could be developed as a treatment of some solid tumor cancers such as cancers of the lung, breast, prostate, colon and rectum. These cancers account for over 750,000 new cancer cases and over 200,000 deaths per year in the United States alone. In addition, ANGIOZYME could also be used in products for the treatment of other diseases in which angiogenesis is a contributor such as the eye diseases, macular degeneration and diabetic retinopathy.

     ANGIOZYME is being developed in collaboration with Chiron. We have control of all development activities and decisions. We will share development costs equally with Chiron for any commercial product developed and commercialized.
The material terms of the agreement with Chiron are discussed below.

     HEPTAZYME. We are developing a potential product for the treatment of Hepatitis C, a viral disease of the liver ("HCV"). There are over 4 million chronically infected persons in the United States and over 175 million worldwide. HCV infects approximately 50,000 people with over 10,000 deaths associated with HCV each year in the United States. It is the most common blood borne infection in the United States and has been identified as a "silent epidemic" and "a daunting challenge to public health" by the United States Congress.

     Current therapies for HCV are effective in less than 50% of existing patients and they have serious side effects. Our research and preclinical testing has indicated that HEPTAZYME selectively cuts HCV RNA in a manner that significantly inhibits viral replication in cell culture. These results were presented at a meeting of the American Association for the Study of Liver Diseases in November 1998. It is also expected to be effective against all known HCV sub-types, which now number over 90. We intend to conduct toxicology and other preclinical studies commencing in the second quarter of 1999 and file an IND with the FDA by the end of 1999. We are developing HEPTAZYME in a collaboration with Eli Lilly. The material terms of the agreement with Eli Lilly are described below.

     Other Programs. In collaboration with Chiron, the City of Hope and Children's Hospital (Los Angeles), we have successfully completed a gene therapy HIV Phase I/IIa clinical trial. The treatment phase of this trial was completed in December 1997. Five patients were treated, and no drug-related toxicities were observed. In 1998, a proof-of-principle Phase II clinical trial in AIDS Lymphoma patients was initiated. The pilot trial is intended to assess the viability of the gene therapy approach for delivering anti-HIV ribozymes. The commercial viability of current gene therapy technologies and thus the future of this program will be decided during 1999.

     Internally, we are researching several product candidates and intend to begin preclinical testing and development of one of these product candidates by year-end.

     Chiron Corporation. In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. Four targets are currently subject to the exclusivity provision, including ANGIOZYME and the target of our HIV product, thus Chiron has the right to select an additional exclusive target. From time to time during the term of the collaboration, Chiron also has the right to reserve four potential targets. In addition, Chiron may replace an exclusive or reserved target if the rights to such target have been granted to a third party or such target is the subject of an active internal development program.

     Unless otherwise mutually agreed, no target may be reserved for more than 18 months after its designation. During the 18-month period, we cannot develop, or grant rights to third parties to develop, products against a reserved target. Following such period, Chiron will not have any rights to a reserved target unless during the 18-month period the reserved target replaces another target as an exclusive target.

     Pursuant to the collaboration, we commenced a five-year joint research program which expires in July 1999. During the five-year program, each party pays for its own research and preclinical development of products. Additional collaborative research may be done on a product against targets by mutual agreement and either party may research and conduct preclinical testing on its own, at its own cost.

     Either party may propose that an IND be submitted and Phase I clinical trials be commenced for a product against exclusive targets. If the other party does not agree to share equally in the development costs through Phase I clinical trials, the party not sharing in the Phase I development cost forfeits any rights to the proposed product.

     If, after jointly funded Phase I clinical trials have been completed, one party discontinues funding its share of the costs of clinical development that party would not share equally in the profits from product sales but would receive a royalty based on net sales of that product. However, the non-participating party may regain its interest in the profits of the product by repaying the other party on-half of the development costs incurred solely by the other party, plus a predetermined risk premium at either the commencement of Phase III testing or the filing of a New Drug Application ("NDA") or Product License Application ("PLA"). In some instances we may pay up to 50% of such payment in shares of our common stock. If development of a product in funded equally by the parties, we will share equally the profits from product sales.

     We have retained the right to manufacture chemically synthesized ribozyme products resulting from the collaboration whether developed jointly or individually by each party.

     The collaboration terminates on the later of (1) 30 years after the first commercial sale of the last jointly developed product arising out of the collaboration or (2) upon the expiration of patents or 15 years after the first commercial sale for a solely developed product.

     As part of the collaboration, in 1994 Chiron made an equity investment of $4.36 million in our stock. In addition, Chiron purchased 377,202 shares of our common stock for $3.64 million in 1996. Also, in 1996, Chiron purchased warrants for 444,444 shares of our common stock for $2.0 million, exercisable at a price of $22.50 per share with an expiration date of December 30, 2004.

     We and Chiron could not reach agreement on a development plan for ANGIOZYME. In consideration for the payment by Chiron of $5.0 million of our research costs related to ANGIOZYME prior to the filing of the IND for ANGIOZYME, we amended the collaboration agreement in the following manner. If the parties do not agree as to the plans, any timing or budget for any development activities, our proposed plans, timing and budget will be adopted but we must then find 55% of the costs for such development activities. If the total costs do not exceed our proposed budget, Chiron must pay us 5% of the total costs incurred for such development activities.

    Lilly Collaboration. In March 1999, we entered into a collaboration with Eli Lilly and Company pursuant to which Lilly was granted the exclusive worldwide right to develop and commercialize HEPTAZYME and any other ribozyme drug for the treatment of HCV infection. If Lilly abandons or does not diligently pursue the development of HEPTAZYME or another ribozyme drug for the treatment of HCV infection, all rights to HEPTAZYME and such other ribozymes revert to us, subject to the right of Lilly to receive royalty payments, if applicable, on the sale of products developed by us on our third-party collaborators.

     Lilly will pay us $9.2 million in 1999, which includes: initial fees, funding for research, clinical trial materials and a $7.5 million equity investment. Including development milestones, which we will be entitled to receive if a commercial product is offered for sale in the United States, Europe and Japan, we would receive as much as $38 million including the $9.2 million. In addition we will be entitled to royalties on the sale of products developed pursuant to the collaborations. We could also realize increased revenues from product manufacturing and research.

     We have the right to manufacture all ribozymes for clinical trials. In addition, we have the manufacturing rights for any commercial product developed from the collaboration subject to Lilly's right to manufacture a portion of the commercial product, in which event Lilly must pay us an increased royalty on product sales.

Gene Validation

     Development of Gene Identification and Target Validation Business. We developed a gene function identification and target validation business internally to generate revenues and accelerate the discovery of potential drugs using ribozymes. We entered into gene function identification and target validation agreements with Schering AG, Chiron, Parke-Davis, Roche and GlaxoWellcome and developed with our collaborators additional technologies helpful in gene identification and target validation. These technologies use ribozymes and other oligonucleotides to block the function of genetic sequences selected by our partners. The effect of the ribozyme or other oligonucleotides in cell cultures or animal models is then analyzed to determine whether the protein associated with the disease or the disease itself is reduced or eliminated. Alternatively, a genetic sequence, the function of which is unknown, can be analyzed using ribozyme inhibition in a collection of cell culture assays or animal models that represent a broad range of biological functions.

     Gene Validation Collaborations. We entered into gene function identification and target validation agreements with various collaborators and granted licenses to these collaborators to use our technology to develop products identified or validated under these collaborations.

     . Schering AG. In April 1997, we entered into a research collaboration with Schering AG focusing on the use of ribozymes and related technologies for gene function validation. We provide our expertise in ribozyme design, synthesis and delivery, and Berlex Laboratories, Inc., a United States subsidiary of Schering AG, provides candidate gene or expressed sequence tag targets, screening in cell culture and animal models as well as development and commercialization expertise to the collaboration. We anticipate that hundreds of potential targets may be examined over a five-year period.

     Schering AG may reserve exclusive rights to a specified number of targets at any time. Rights to a Schering AG target will revert to us, however, if Schering AG is not developing or selling a product against such target. Schering AG may not reserve exclusive rights to a target if we have granted a third party license for products against that target or we are conducting an active internal program for the development of a product against that target. Schering AG has a license to commercialize both ribozyme and non-ribozyme products from any validated targets subject to paying us certain milestone success fees and royalties on product sales. We have the right to manufacture ribozyme products developed by Schering AG and to independently develop any ribozyme product not developed by Schering AG, unless Schering AG is developing a non-ribozyme product against the same target and agrees to pay specified milestone success payments to us in exchange for our relinquishing our right to make ribozyme products against such target.

     In May 1997, Schering AG purchased 212,766 shares of our common stock for $2.5 million and in 1998 they purchased 465,117 shares of common stock for $2.5 million. Separately, Schering AG provided loans of $2.0 million in both 1997 and 1998. We received an additional $1.0 million on this loan facility in January 1999. Schering AG will continue to provide loans of up to $2.0 million annually through 2001, provided that the collaboration continues in each of those years. The loans, which carry an interest rate of 8% per annum, are convertible into equity at Schering AG's option under certain circumstances. At December 31, 1998, our outstanding borrowings of $4.3 million were convertible into approximately 992,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. In addition, Schering AG made research payments of $1.5 million in 1997 and $2.0 million in 1998 and, provided that the collaboration is continued, will make research payments of $2.0 million a year through 2001. All payments are subject to some restrictions, including receipt of third-party consents. Upon payment of termination fees to us, the research collaboration may be terminated at Schering AG's option.

     . Roche Bioscience. In May 1998, we entered into a gene function identification and target validation collaboration with Roche. Roche may obtain the exclusive right to up to a specified number of targets over approximately five years if it requests and pays for validation research for such targets. Roche may reserve the rights to all targets related to a particular disease for up to three years. It may not obtain the rights to products for a target or disease which we have granted to third parties or to targets which we have patented or for which we have pending patent applications. We do not receive periodic fees from Roche but rather Roche pays us a set amount for the specific research activities conducted on its behalf and for materials used in the research program.

     Roche is also obligated to pay success payments for successful target validations. Roche has the right to develop ribozyme or non-ribozyme products against targets discovered or validated under the collaboration subject to the payment to us of milestone success fees and royalties on product sales. We have the right to manufacture ribozyme products developed by Roche and to independently develop any ribozyme product not developed by Roche.

     . GlaxoWellcome. In July 1998, we entered into an agreement with GlaxoWellcome pursuant to which GlaxoWellcome will perform evaluation of our gene function identification and validation technology on a limited number of genes to determine whether GlaxoWellcome desires to enter into additional collaboration or license agreements with us. GlaxoWellcome paid research fees to us in connection with the evaluation program for reagents plus the cost of any services or additional reagents requested by them. We will not be entitled to any royalties or other payments in connection with products developed by GlaxoWellcome against the initial targets covered by the evaluation agreement.

     . Chiron. In May 1996, we entered into a target validation and discovery collaboration with Chiron for the use of ribozymes to validate gene function. We and Chiron each pay a portion of the research and development expenses of the collaboration. We paid Chiron $1.8 million for research funding related to the collaboration. We do not receive periodic fees but rather Chiron pays a predetermined amount for materials actually used in the collaboration.

     Chiron has the option to reserve exclusive rights to a specified number of targets for up to two and a half years as well as the exclusive right to any products developed against the targets subject to the collaboration. We are entitled to: (1) receive success payments related to the development of any products arising under the agreement; (2) receive milestone success payments for the development of ribozyme products and royalties on sales of any commercial products containing ribozymes; (3) manufacture synthetic ribozymes; and (4) develop any ribozyme product not developed by Chiron subject to the payment of royalties on product sales to Chiron. Chiron also has the right to manufacture endogenously delivered ribozyme products developed by us.

     . Parke-Davis. In March 1998, we entered into a target validation and discovery collaboration with Parke-Davis to use our technology to validate genes as therapeutic targets. We do not receive periodic fees but rather Parke-Davis pays for our research and for materials provided by us. The initial studies on targets chosen by Parke-Davis have been successfully completed. Parke-Davis will have the exclusive right to develop oligonucleotide products against targets validated under the collaboration pursuant to a mutually satisfactory license which we anticipate would provide for the payment of milestone success fees and royalties on product sales. No work is ongoing at this time, but we will be obligated to perform additional validations in the future if requested and paid for by Parke-Davis.

     The research under these agreements continues but most services are expected to be performed by Atugen as a subcontractor. We may assign these agreements to Atugen in the future, subject to the consent of our collaborators. If an agreement is assigned to Atugen, we will retain any rights we have now under the collaboration to (1) milestone success payments under the collaboration agreement; (2) royalties on products developed by our collaborators; and (3) develop ribozyme products which our collaborators choose not to develop under the terms of the agreements subject to royalties from product that may be payable to our collaborators. We expect that these rights will be retained by us even if the agreements are assigned to Atugen.

     Atugen Biotechnology Formation. In 1998, we transferred our target validation and discovery technologies to Atugen. This opportunity was attractive to us because substantial funding was available from both outside investors and the German government. This funding would not otherwise have been available to us and should allow Atugen to expand the target validation business and technology.

     We will benefit from Atugen's activities in the future in several ways:

     . we retain an interest in Atugen and held 49.5% of its equity interest as of December 31, 1998,
     . we will have the right to develop ribozymes or other oligonucleotides against any targets validated by Atugen for its customers,
     . we will be paid by Atugen for ribozymes and other material manufactured by us pursuant to our exclusive manufacturing rights,
     . we will be paid by Atugen for a portion of our costs of prosecuting patents applicable to Atugen's business,

     . we will be paid by Atugen for certain administrative and other services rendered by us to Atugen, and

     . we retain the right to use the gene identification and target validation technology in non-high throughput applications for our own use and in connection with limited research and development collaborations with third parties.

     Our equity interest in Atugen is subject to dilution if additional equity is issued for any purpose, such as to raise additional capital, in connection with acquisitions or in connection with stock option or similar incentive plans for Atugen's employees. Pursuant to a service agreement with Atugen, certain designated members of our staff will devote a percentage of their time, in some cases up to 50%, to Atugen's affairs until December 1, 1999, if requested by Atugen. After such date, it is intended that Atugen will have its own management, administrative and scientific staff and we will not be involved in the day-to-day management of Atugen. We do have the right to designate two of Atugen's six directors and the Chairman of the Board as long as we own more than 30% of Atugen's outstanding stock.

     Financing for Atugen was accomplished through a combination of venture capital, an investment by us and German government grants and loans. Initial capitalization totaled more than $20.0 million in cash and commitments, including $2.0 million from us. As part of the formation, Atugen received exclusive royalty free licenses to our extensive patents and technologies for target validation and discovery. We received a one-time $2.0 million license payment in 1999. The initial technology base includes our entire target validation and discovery technologies for both chemically synthesized and expressed nucleic acids, including target site selection, cell culture assays, RNA and other assays, optimized delivery vehicles and animal pharmacology.

     Atugen's primary goal will be to accelerate discovery and validation of human health therapeutic targets. It will provide a variety of technologies and services to utilize information emerging from human genome sequencing efforts to determine which genes are key factors causing human disease. The significant technology base transferred from us to Atugen combined with the substantial initial capitalization should allow Atugen to provide significant improvements in the speed and certainty of identifying and validating new therapeutic targets both for corporate partners and for internal use. As part of the formation of Atugen, the company acquired Transgenic Berlin-Buch GmbH, to provide transgenic animal capabilities, allowing early and rapid animal model assessment of the effect of inhibiting expression of a targeted gene sequence using a ribozyme in a whole animal. Atugen formally opened its research and administrative facilities in January 1999 on the Biomedical Research Campus of the Max Delbruck Center in Berlin-Buch, Germany.

Other licenses

     An element of our business strategy is to enter into licensing agreements or other arrangements to exploit our technology as broadly as possible. We seek licensing partners who pursue the development of drugs for human diseases and other applications of our technology which we cannot otherwise develop due to our limited resources. In the past, we have entered into the following two licenses for such activities.

     Dow Agrosciences. In September 1993, we entered into a collaborative research feasibility study with Dow Agrosciences. The goal of the feasibility study was to demonstrate the ability of ribozymes to alter corn oil traits. Under the agreement, Dow Agrosciences provided research support for the feasibility study conducted by us. The feasibility study was completed successfully in April 1997 and we entered into a long-term license agreement with Dow Agrosciences. The agreement provides Dow Agrosciences with a worldwide, non-exclusive license to some of our technology to commercialize oil, meal and starch products in corn and several other crops. As consideration for the long-term license agreement, 41,666 shares of our common stock held by Dow Agrosciences were returned to us. We will receive royalties on products sold. We do not expect to receive royalties, if any, from this license for a substantial period of time.

     IntelliGene. In March 1997, we granted a worldwide exclusive license to some of our technology to IntelliGene to develop and sell diagnostics for several target diseases using ribozymes. IntelliGene is a private, venture-backed biotechnology company located primarily in Jerusalem, Israel with an office in Sudbury, Massachusetts. IntelliGene is developing diagnostic products using ribozymes created using a process called in vitro evolution. The agreement provides for IntelliGene to develop diagnostic tests initially against six infectious diseases in their laboratories in Jerusalem and elsewhere, and to develop, make and sell diagnostic products based on these tests, either alone or through sublicenses. We received a license fee and will receive royalties on product sales as part of this agreement. We do not expect to receive royalties, if any, from this license for a substantial period of time.

Our competition

     We are engaged in the rapidly changing business of developing treatments for human disease through gene modulation. Competition among entities attempting to develop gene modulation products for disease treatment is intense and is expected to increase. We face direct competition from other companies engaged in the research, development and commercialization of ribozyme-based technology as well as competition from companies attempting other methods of gene expression control, such as antisense and triplex. In addition, we compete with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products for the treatment of the same diseases targeted by us. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies and clinical trials, obtaining regulatory approvals and marketing than us. Our collaborators and licensees may be conducting research and development programs directed at the same diseases that we are targeting. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage.

     Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

     In addition to the above factors, we face competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

Our patents and proprietary technology

     Protecting patents and other proprietary rights are crucial to developing our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations in the design, synthesis, and purification of ribozymes and in nucleic acid chemistry. We also rely on licensing opportunities to develop and maintain our competitive position. It is our policy to file patent applications when appropriate to protect technology, inventions, and improvements that are considered important in the development of our business.

     At the core of our technology are inventions and patents of the University of Colorado developed by Dr. Thomas R. Cech and various of his associates. Pursuant to the University's policies, these inventions and the related patents (the "Cech Technology") became the property of the University. The Cech Technology was assigned to the University's affiliate, University Research Corporation ("URC"), which in turn assigned the rights to license parts of the Cech Technology to Competitive Technologies, Inc. United States Biochemical Corporation ("USB") licensed the Cech Technology pursuant to two sublicenses.
We have entered into a license with URC and sublicenses with USB and Competitive Technologies pursuant to which we have obtained the exclusive (except for non-commercial academic research) worldwide right to the Cech Technology to, among other things, make, use and sell ribozymes and ribozyme products covered by the licensed patents. The URC license and USB sublicense are fully paid. The Competitive Technologies license provides for the payment of a royalty on sales of ribozyme products covered by the licensed patents. We may grant sublicenses to the licensed technology subject to the payment to Competitive Technologies of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, we must pay Competitive Technologies a share of any option fee, license fee, prepaid royalty or other "front-end" fee other than research and development funding paid in connection with such sublicense.

     In September 1993, we were granted a right of first refusal to license any new inventions, improvements and patents related to ribozyme technology developed by Dr. Cech or others at the University, in exchange for payments. To maintain this right, we agreed to fund research at CU through an unrestricted grant of $750,000 payable in various installments over a five year period.
This grant has been paid in full. In addition, we have agreed to pay CU a fee for each invention accepted by us under the license.

     As part of our overall intellectual property strategy, we selectively enter into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies and gain the commercial rights to such new technologies. We entered into a number of these agreements with institutions such as Duke University, Massachusetts Institute of Technology and Yale University.

     As a result of these licenses and sublicenses, and our own internal research, we currently have the rights to 84 issued or allowed patents, and more than 100 patent applications under consideration worldwide. This includes exclusive worldwide rights to 61 patents issued in the United States, 3 patents issued in Europe, 1 patent issued in Japan and 8 patents issued in Australia.
In addition, Notices of Allowance have been received for at least 11 patents from the United States Patent and Trademark Office. Six of the 61 United States issued patents, 1 European patent and 1 Japanese patent cover enzymatic RNA and the use of an enzymatic RNA to cleave a single stranded RNA (the "Cech Patents"). The Cech Patents grant us the right to exclude others from practicing ribozyme technology as it is currently known to us in the United States, Europe and Japan irrespective of the application, the method of production, the method of purification, or the ribozyme motif used. Unless extended, the Cech Patents will expire in December 2008 in the United States and December 2007 in Europe and in Japan. The additional issued patents cover both ribozyme technology (e.g., ribozyme design, synthesis, chemical modifications, delivery, ribozyme motifs, vector production, target site selection) as well as application to specific therapeutic targets.

     In addition, we have filed or hold exclusive licenses to more than 100 pending United States and related foreign applications. Our patent portfolio includes approximately 40 United States applications for various areas of interest in human therapeutics and diagnostics and agricultural uses. The portfolio also includes approximately 80 United States applications related to the chemistry, design, optimization, manufacture and delivery of ribozyme products. These patents collectively extend our ribozyme patent coverage well beyond the life of the Cech Patents.

     We have filed opposition documents against two patents granted to a competitor in Europe. Opposition proceedings against two of our European and Japanese patents have been initiated by our competitors. The Japanese Opposition Division has rejected competitor oppositions, and has issued notification that it will maintain our Japanese patent without change. The opposition proceedings against our European patent is still ongoing. In addition, we anticipate interference proceedings against some of our patents and patent applications in the United States. Our patents and applications are soundly based, but the extent of protection may vary in different countries and no assurance can be given that any patent will provide commercially significant protection or will not be challenged, invalidated, or circumvented. Litigation could prove necessary to protect our patent position, which would result in our incurring substantial costs as well as diverting our efforts.

     Competitors or other patent holders could bring legal actions against us involving our patents, patent applications or rights to use proprietary technology. If any actions succeed, in addition to any potential liability for damages, we could be enjoined from selling the affected product, or be required to obtain a license in order to continue to manufacture or market the product. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. There has been, and there will likely continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. Any additional litigation could consume a substantial portion of the our resources regardless of the outcome.

Government regulation of our drug development activities

     The development, manufacture and potential sale of therapeutics is subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products undergo rigorous preclinical and clinical testing and to other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries.

     Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an IND application or its equivalent in countries outside the United States where clinical studies are to be conducted. The preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

     Clinical trials are typically conducted in three sequential phases, although these phases may overlap. In Phase I, which frequently begins with initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

     Data from preclinical and clinical trials are submitted to the FDA as an NDA for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take a number of years and requires the expenditure of substantial resources. Preparing an NDA or marketing authorization application involves considerable data collection, verification, analysis and expense. There can be no assurance that FDA or any other health authority approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny an NDA or marketing authorization application if the authority's regulatory criteria are not satisfied or may require additional testing or information.

     Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities may require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval of such changes will be required to be submitted to the FDA or other regulatory authority.

     Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to commencing commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements. Further, the FDA regulates the export of products produced in the United States and may prohibit the export of such products even if these are approved for sale in other countries.

     In addition to FDA requirements, the National Institutes of Health ("NIH") has established guidelines for research involving recombinant DNA molecules, which are utilized by us and our collaborators and licensees. These guidelines apply to all recombinant DNA research within the United States or its territories which is conducted at or supported by the NIH. Under current guidelines, proposals to conduct clinical research involving gene therapy which is supported by the NIH must be reviewed by the NIH Recombinant DNA Advisory Committee. Our vector delivery of ribozymes will need to be reviewed by this Committee.

     We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resources Conservation and Recovery Act and other present and potential future federal, state and local regulations.

     Completing the multitude of steps necessary before marketing can begin requires the expenditure of considerable resources and a lengthy period of time. Delay or failure in obtaining the required approvals, clearances or permits by us, our corporate partners or our licensees would have a material adverse affect on our ability to generate sales or royalty revenue. The impact of new or changed laws or regulations cannot be predicted with any accuracy.

Our manufacturing and marketing strategies

     To support our preclinical and clinical trial manufacturing requirements, we constructed manufacturing facilities that we believe comply with applicable regulatory requirements. We have also established operational quality assurance
and quality control procedures.   We believe that our existing facilities and
those available from contract manufacturers will be satisfactory for production of ribozymes needed through clinical trials for our products currently in development.

     We do not currently have the facilities or means to manufacture, market, distribute or sell on a commercial scale any of products we may develop. We will need to develop our own facilities or contract with third parties for the manufacture of products. We have expanded our quality control and quality assurance program internally, including adopting a set of standard operating procedures designed to assure that any products manufactured by or for us are made in accordance with cGMP and other applicable domestic and foreign regulations.

     In connection with establishing of our manufacturing capabilities, we have entered into agreements with Pharmacia Biotech and Protogene. In November 1995, we agreed to collaborate with Pharmacia Biotech on developing better synthesis and purification methods for the preparation of modified amidites and chimeric oligonucleotides on a large scale. The goal of the collaboration is to reduce the cost of manufacturing ribozymes and other oligonucleotides products that use amidites. Pharmacia Biotech, which is a subsidiary of Pharmacia & Upjohn, Inc., has expertise in the manufacture of oligonucleotides synthesis and purification instrumentation and software. Under the terms of the collaboration, Pharmacia Biotech is providing us with synthesis instrumentation and software, research funding and milestone payments, a portion of which may be set-off against future royalties payable to us.

     In December 1996, we entered into an agreement with Protogene, a private biotechnology company, to develop an instrument allowing high throughput synthesis of non-DNA oligonucleotides. Under the terms of the agreement, we have purchased an instrument manufactured by Protogene.

     We expect to market and sell any products developed, at least initially, directly and through co-promotion or other licensing arrangements with third parties, including our collaborators. In some markets, we may enter into distribution or partnership agreements with pharmaceutical or biotechnology companies that have large, established sales organizations.

Our Employees

     As of March 15, 1999, we had 65 full-time employees, including a technical scientific staff of 50. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Our Scientific Advisory Board

     We are assisted in our research and development activities by our Scientific Advisory Board composed of leading scientists who meet with us several times each year to review our research and development activities, and to discuss technological advances and our business. We also have collaborative relationships with several board members that further advance our product development. Our current Scientific Advisory Board members are:

Thomas R. Cech, Ph.D.   Distinguished Professor, Department of Chemistry &
                        Biochemistry, University of Colorado; Chairman, SAB

Gerald Joyce, M.D.,     Ph.D. Professor, Department of Molecular Biology,
                        Scripps Research Institute

Edward Mocarski, Ph.D.  Professor and Chairman, Departments of Microbiology &
                        Immunology, Stanford University

Gary Nabel, M.D., Ph.D. Professor, Departments of Internal Medicine and
                        Biological Chemistry, University of Michigan

Bruce Sullenger, Ph.D.  Assistant Professor, Departments of Experimental Surgery
                        and Genetics, Duke University

Olke C. Uhlenbeck, Ph.D. Professor, Department of Chemistry and Biochemistry,
                         University of Colorado

     Each member has entered into an exclusive consulting agreement with Ribozyme Pharmaceuticals in the field of ribozymes and signed confidentiality and non-disclosure agreements. In 1998, they each received:

     . an annual retainer of $4,000 paid quarterly, . an honorarium of $1,000 per day for meetings attended, and . options for 4,000 shares of our common stock, which vest ratably over three years.

ITEM 2.   PROPERTIES

     We lease approximately 30,000 square feet of laboratory, manufacturing and office space at 2950 Wilderness Place, Boulder, Colorado, under an operating lease that lasts through June 2007. This facility will be sufficient to meet our needs at least through 2000.

ITEM 3.   LEGAL PROCEEDINGS

     We are not actively involved in any litigation which could reasonably be expected to have a material adverse effect on our business or the results of our operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "RZYM." The sale price of the common stock as reported on the Nasdaq National Market on March 15, 1999, was $4.88 per share. At March 15, 1999, there were approximately 148 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

                                                  High    Low
                                                 ------  -----
     1997
       First Quarter...........................  $16.50  $9.88
       Second Quarter..........................  $12.38  $8.63
       Third Quarter...........................  $12.00  $7.38
       Fourth Quarter..........................  $11.38  $7.00

     1998
       First Quarter...........................  $ 9.34  $5.13
       Second Quarter..........................  $10.50  $4.88
       Third Quarter...........................  $ 6.25  $2.00
       Fourth Quarter..........................  $ 7.63  $3.31

     1999
       First Quarter (through March 15, 1999)..  $ 5.13  $4.13

DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to support the development of our business and for general corporate purposes, and do not anticipate paying any cash dividends in the foreseeable future. We are also party to agreements restricting our payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from our audited financial statements. Our financial statements for 1994, 1995, 1996, 1997 and 1998 have been audited by Ernst & Young LLP, independent auditors. When you read this data, it is important that you also read our financial statements and related notes, as well as the section "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Year Ended December 31
                                              --------------------------------------------------------------------------------------
                                                   1994              1995              1996              1997              1998
                                              ---------------  ----------------  ----------------  ----------------  ---------------
                                                                   (amounts in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Collaborative agreements..................        $  1,145          $  1,178          $    759          $  1,976        $   8,963
  Grant and other income....................             172               102                14                 7               25
  Interest income...........................             270               395               936               795              634
                                                    --------          --------          --------          --------         ---------
     Total revenues.........................           1,587             1,675             1,709             2,778            9,622

Expenses:
  Research and development..................           9,212            12,204            14,189            15,170           16,941
  General and administrative................           1,291             1,397             1,943             1,886            1,813
  Interest expense..........................             334               554               845               844              704
                                                    --------          --------          --------          --------         ---------

     Total expenses.........................          10,837            14,155            16,977            17,900           19,458
                                                    --------          --------          --------          --------         ---------

Equity in loss of unconsolidated affiliate..               0                 0                 0                 0            1,082
                                                    --------          --------          --------          --------         ---------
Net loss....................................        $ (9,250)         $(12,480)         $(15,268)         $(15,122)        $(10,918)
                                                    ========          ========          ========          ========         =========


Net loss per share................................    $(3.52)           $(3.86)           $(2.61)           $(2.04)        $  (1.22)
                                                    ========          ========          ========          ========          ========

Shares used in computing net loss per share
  (basic and diluted).......................           2,627             3,230             5,845             7,420             8,978


Balance Sheet Data:
Cash, cash equivalents and securities
  available-for-sale........................        $  7,734          $  6,420          $ 17,594          $ 16,102          $  6,512
Working capital.............................           5,640             4,648            15,788            13,238             4,467
Total assets................................          12,392            14,223            25,292            24,850            19,224

Capital lease obligations and long-
  term debt, net of current portion.........           1,853             3,179             2,430             2,752             4,545
Accumulated deficit.........................         (19,635)          (32,115)          (47,383)          (62,505)         (73,422)
Total stockholders' equity..................           8,247             8,478            20,362            18,870            11,034


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


     You should read the following discussion together with our audited financial statements and related notes included in this report. Our discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from the expectations we describe in our forward-looking statements.

Overview of our Business

     Ribozyme Pharmaceuticals was founded to develop commercial products and services based upon the significant potential of "ribozymes," a discovery of Professor Thomas R. Cech for which he shared a Nobel Prize. Our primary business focus is to use our technology to develop a new class of drugs consisting of ribozymes to treat or prevent human disease. We are in various stages of clinical trials and preclinical development for two lead product candidates: ANGIOZYME for the treatment of solid tumor cancers and HEPTAZYME for the treatment of Hepatitis C. Chiron is our collaborator for the development and commercialization of ANGIOZYME and Eli Lilly is our collaborator for the development and commercialization of HEPTAZYME.

     To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate any in the foreseeable future. Our revenues consist primarily of research payments and milestones from our collaborators. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future. We have ongoing target validation and discovery agreements with Schering AG, Roche Biosciences and GlaxoWellcome. In addition, we have existing target validation and discovery agreements with Chiron and Parke-Davis which are substantially complete, but we may be obligated to perform additional work.

     We recently completed Phase Ia clinical trials for our most advanced product candidate, ANGIOZYME. We expect to commence Phase Ib trials in the first quarter of 1999 and Phase II trials in the fourth quarter of 1999. We expect to file an IND for our second product candidate, HEPTAZYME, in the fourth quarter of 1999 and commence clinical trials in 2000. As a result, we expect to commit significant additional resources conducting these clinical trials, as well as for clinical trials for other potential product candidates. In addition, although we believe our existing manufacturing facilities and those available from contract manufacturers will be satisfactory for the manufacture of our current product candidates through clinical trials, we will need to commit significant resources in order to support manufacture on a commercial scale.

     We have not been profitable since inception and have an accumulated deficit of $73.4 million as of December 31, 1998. Losses have resulted primarily from our research and development programs. We anticipate incurring additional losses as ANGIOZYME and HEPTAZYME advance through clinical development. In addition, some payments under our collaborations are contingent upon our meeting particular research or development goals.

Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     In 1998, we transferred our gene identification and target validation technology to Atugen in exchange for a substantial equity interest. We will continue our existing gene identification and target validation agreements with our collaborators by subcontracting services to Atugen. Atugen will enter into gene identification and target validation agreements directly with collaborators, but we will retain rights to (1) the technology, and (2) develop ribozymes as therapeutic agents against all targets validated by Atugen. In 1998, we received a one-time license fee from Atugen for the exclusive rights to our gene identification and target validation technology. We will receive payments for: (1) management and administrative services we provide, (2) oligonucleotides and (3) prosecution of relevant patents. In addition, we will retain exclusive manufacturing rights to ribozyme therapeutic agents resulting from validation services. Atugen will be reimbursed for any subcontracting services it provides to us on a full time equivalent basis.

Results of Operations for Years Ended December 31, 1998, 1997 and 1996

     Revenues. Revenues from collaborative agreements increased from $2.0 million for the year ended December 31, 1997, to $9.0 million in 1998. The increase was primarily due to $6.0 million recorded for Chiron partnership payments related to the product development of ANGIOZYME. In addition, we received approximately $650,000 in collaborative revenue in 1998 due to new target validation agreements with Roche, Parke-Davis and GlaxoWellcome.

     Revenues from collaborative agreements increased from $759,000 in 1996 to $2.0 million in 1997. The increase was primarily due to $1.5 million in quarterly research payments made by Schering AG in 1997. The 1997 payments from Schering AG were the first in the collaboration which includes $2.0 million in annual research funding over the five year term of the collaboration, provided the agreement is extended for each of those years.

     Interest income was $936,000, $795,000 and $635,000 for the years ended 1996, 1997, and 1998, respectively. The higher interest income in 1996 resulted from increased cash balances due to our initial public offering in April 1996. Interest income has decreased over the last three years due to declining cash balances. Interest income generally fluctuates as a result of cash available for investment and prevailing interest rates.

     Expenses. Research and development expenses increased from $14.2 million in 1996 to $15.2 million in 1997, and increased to $16.9 million for the year ended December 31, 1998. These increases were primarily due to the hiring of additional personnel and the overall scale-up of research and product development. Research and development expenses consist primarily of:

     .  clinical and preclinical supplies and related costs,

     . salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel,
     .  consultants,
     .  supplies,
     .  occupancy costs, and
     .  depreciation for laboratory equipment and facilities.

In 1998, expenses were primarily related to ANGIOZYME development and target validation service costs. We expect research and development expenses to continue to increase as ANGIOZYME and HEPTAZYME proceed through clinical trials and manufacturing.

     General and administrative expense decreased slightly from $1.9 million in 1996 to $1.89 million in 1997, and decreased slightly again to $1.81 million for the year ended December 31, 1998. The slight decrease in general and administrative expense in 1997 was primarily due to higher expenses in 1996 which included one-time cash and stock bonus payments made to our executive officers in connection with our initial public offering in April 1996. The decrease in 1998 was due to reimbursements of $480,000 made to us from Atugen related to management's time during closing and start-up of operations. We expect general and administrative expenses to increase as a result of hiring additional management and administrative personnel and the incurring of legal and other professional fees in connection with the overall expansion of our operations and business development efforts.

     Interest expense has remained stable at $845,000 in 1996, $844,000 in 1997 and $704,000 in 1998. We expect interest expense to increase as we continue to borrow cash to finance equipment purchases.

     In 1998, in connection with our initial cash investment of $2.0 million and the transfer of our target validation and discovery technology to the newly formed affiliate, Atugen, we retained a 49.5% equity interest in the voting stock of the company. However, at December 31, 1998, our interest represents 83.2% of the outstanding common stock of Atugen. We do not meet the criteria for consolidation of the affiliate because (1) we control less than 50% of the Atugen voting stock, and (2) the preferred shareholders retain significant participating rights. Accordingly, we have accounted for our investment in Atugen under the equity method. As a result, we have recorded our share of the unconsolidated affiliate's 1998 net loss, or $1.1 million as equity in loss of unconsolidated affiliate in our 1998 Statement of Operations. At December 31, 1998, our remaining net investment in Atugen is $860,000, which we expect to be eliminated entirely during 1999 as we share further in Atugen's losses.

Liquidity and Capital Resources

     We have financed our operations since inception through public offerings in April 1996 and October 1997, private placements of preferred stock, and funds received under our collaborative agreements. From inception through December 31, 1998, we have received approximately:

     . $29.0 million in net proceeds from private placements, . $31.1 million in net proceeds from public offerings, . $39.2 million from our collaborations, and . $9.8 million from equipment financing.

     We had cash, cash equivalents and securities available-for-sale of $6.5 million at December 31, 1998, compared with $16.1 million at December 31, 1997, and $17.6 million at December 31, 1996. The $9.6 million decrease from 1997 to 1998 and the $1.5 million decrease from 1996 to 1997 were primarily the result of cash used for research and development, investment in equipment, payments under loan facilities and general corporate purposes, offset by net proceeds from the sale of common stock, loan proceeds and research payments from collaborations.

     We invest our cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

     Total additions for property, plant and equipment during 1998 were $936,000, most of which were financed through our existing equipment loan facilities.

     Schering AG made a $2.5 million equity investment in us in May 1997 in exchange for 212,766 shares of common stock and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997 and 1998. We received an additional $1.0 million on this loan facility in January 1999. Schering AG will continue to provide loans of up to $2.0 million annually for each of the next three years, provided that the collaboration is continued, at Schering AG's option, in each of those years. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8.0% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At December 31, 1998, the outstanding borrowings of $4.3 million were convertible into approximately 992,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans which is April 2004. In addition, Schering AG made research payments of $2.0 million and $1.5 million in 1998 and 1997, respectively. If the collaboration is continued, Schering AG will make research payments of $2.0 million a year for each year through April 2001. We may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of products resulting from the collaboration. Schering AG may terminate the research collaboration at any time by paying us termination fees.

     We anticipate that our existing financial resources, expected revenues from our collaborations and the estimated proceeds of expected offerings should be adequate to satisfy our anticipated capital requirements through mid-2001. We expect to incur substantial additional research and development costs, including:

     . costs related to our research, drug discovery and development programs, . preclinical and clinical trials of our products, if developed, . our acquisition of interests in products or services currently held by third parties,
     .  prosecuting and enforcing patent claims,

     . general administrative and legal items, and . manufacturing and marketing of products, if any.

     We may raise additional capital through public or private financing, as well as collaborative relationships, borrowings and other available sources. We cannot assure you that funds will be available on favorable terms, if at all.
If we raise additional funds by issuing equity securities, the holdings of existing stockholders will be further diluted. In addition, future collaborative relationships may not successfully reduce our funding requirements which may require us to relinquish or reduce rights to our technologies or products.

     At December 31, 1998, we had available net operating loss carryforwards, research and development credit carryforwards and state investment credit carryforwards of $73.7 million, $1.5 million and $31,000, respectively, for income tax purposes. Our ability to utilize our net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code.

Year 2000 Affect on Computer Systems

     Year 2000 issues result from the inability of some computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

     Based on our evaluations and remediation efforts, we do not anticipate that we will incur any significant costs relating to the assessment and remediation of year 2000 issues. To date, we estimate that we have spent approximately $20,000 in reviewing and remediating year 2000 issues and that total expenditures incurred in completing our review and remediation efforts will not exceed $60,000. These expenditures are budgeted as part of our operating expenses. However, expenditures for year 2000 remediation efforts may exceed this amount if unforeseen complications arise. Also, we or our vendors, suppliers and corporate partners may not be able to successfully identify and remedy all potential year 2000 problems.

     We have developed and are implementing a contingency plan including the following:

     . maintaining all data in hard copy that is generated or collected by our vendors, suppliers and collaborators so any loss of data due to year 2000 problems could be re-entered manually,
     . maintaining all of our accounting records in hard copy so that we can continue to manually pay vendors, employees, consultants and collaborators in the event that our accounting software or other computer programs or systems malfunction,
     . maintaining hard copies of all scientific and business related electronic data,
     .  achieving critical business paperwork,

     . scheduling manufacturing campaigns not to extend or overlap the year 2000 time change, and
     .  upgrading security systems.

     We are continuing to review these requirements in order to complete our contingency plan for noncritical business functions.

     We do not believe that we will have to modify or replace any significant portions of our computer applications in order for our computer systems to continue to function properly in the year 2000. However, a "worst case" scenario may include the temporary interruption of research, development and business if we need to upgrade or replace computer systems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Submitted as part of Item 14(a) of this Form 10-K and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


     The directors and executive officers of Ribozyme Pharmaceuticals are as follows:

Name                                            Age     Position


Ralph E. Christoffersen, Ph.D. (1)              61      Chief Executive Officer, President and
                                                        Director
Lawrence E. Bullock                             43      Vice President of Administration and
                                                        Finance, Chief Financial Officer and
                                                        Secretary
Alene A. Holzman                                42      Vice President of Business Development and
                                                        General Manager of Target Validation and
                                                        Discovery Business
Thomas H. Rossing, M.D.                         49      Vice President of Product Development
Nassim Usman, Ph.D.                             39      Vice President of Research
David T. Morgenthaler (1) (2)                   79      Chairman of the Board
Jeremy L. Curnock Cook (1) (3)                  49      Director
Anthony B. Evnin, Ph.D. (1) (2)                 58      Director
David Ichikawa (3)                              46      Director
Anders P. Wiklund (2) (3)                       58      Director

________________________
(1)  Member of the executive committee of the Board of Directors.
(2)  Member of the compensation committee of the Board of Directors.
(3)  Member of the audit committee of the Board of Directors.

     Ralph E. Christoffersen, Ph.D., has served as Chief Executive Officer, President and Director of Ribozyme Pharmaceuticals since June 1992. From 1989 to June 1992, Dr. Christoffersen was Senior Vice President and Director of U.S. Research at SmithKline Beecham Pharmaceuticals, a pharmaceutical company. From 1983 to 1989, he held senior management positions in research at The Upjohn Company, a pharmaceutical company. Prior to joining The Upjohn Company, Dr. Christoffersen served as a Professor of Chemistry and Vice Chancellor for Academic Affairs at the University of Kansas, and as President of Colorado State University. He received his Ph.D. in physical chemistry from Indiana University.

     Lawrence E. Bullock has served as Vice President of Administration and Finance, Chief Financial Officer and Secretary, since January 1996. From December 1990 to January 1996, Mr. Bullock was Chief Financial Officer, Director of Finance and Administration and Secretary of La Jolla Pharmaceutical Company, a biopharmaceutical company. Mr. Bullock received his M.B.A. from the University of Utah.

     Alene A. Holzman has served as Vice President of Business Development and General Manager of Target Validation and Discovery Business since April 1997. From January 1990 to March 1997, Ms. Holzman was Vice President of ChemTrak Corporation, a medical technology firm, where she was responsible for finance, business development and marketing and sales. From 1987 to 1990, she was Vice President of CytoSciences, Inc., a biomedical company, and from 1981 to 1987 she was Vice President of Marketing and Sales for Hana Biologics, Inc. (now Cell Genesys Corporation), a biotechnology firm. Ms. Holzman received her M.B.A. from the University of California at Berkeley.

     Thomas H. Rossing, M.D., has served as Vice President of Product Development since July 1997. From July 1996 to July 1997, Dr. Rossing was Vice President of Clinical Development and Regulatory Affairs at GeneMedicine, Inc., a biotechnology company. From March 1993 to July 1996, Dr. Rossing was Director of International Respiratory Clinical Research at GlaxoWellcome, a pharmaceutical company. He has also served as Director of Clinical Pharmacology and Worldwide Regulatory Liaison at Merck Research Laboratories, a pharmaceutical company, and a staff physician at Brigham and Women's Hospital in Boston, Massachusetts. He received his M.D. degree from Harvard University.
Dr. Rossing announced that he is retiring effective August 31, 1999.

     Nassim Usman, Ph.D., has served as Vice President of Research since May 1996. From April 1994 until May 1996, Dr. Usman served as Director of Chemistry and Biochemistry Research at Ribozyme Pharmaceuticals and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry. From January 1987 to September 1992, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology. Dr. Usman received his Ph.D. in chemistry from McGill University.

     David T. Morgenthaler has served as a director since February 1992 and was elected Chairman of the Board in December 1995. Mr. Morgenthaler was a founder of and has been Managing Partner of Morgenthaler Ventures, a private venture capital firm, since 1968. He has been a director of a number of public and private companies. Mr. Morgenthaler received his M.S. degree from the Massachusetts Institute of Technology.

     Jeremy L. Curnock Cook has served as a director since July 1995. Mr. Cook is a director of Rothschild Asset Management, an investment fund, and has been responsible for the Rothschild Bioscience Unit since 1987. Mr. Cook founded the International Biochemicals Group in 1975 which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. He is also a director of the International Biotechnology Trust, Creative BioMolecules Inc., Targeted Genetics Inc., Cantab Pharmaceuticals plc, and Biocompatibles International plc. Mr. Cook holds an M.A. in Natural Sciences from Trinity College Dublin.

     Anthony B. Evnin, Ph.D., has served as a director since February 1992. Dr. Evnin has been a General Partner of Venrock Associates, a venture capital partnership, since 1975. He is also a director of AxyS Pharmaceutical Corporation, Centocor, Inc., Opta Food Ingredients, Inc., and Triangle Pharmaceuticals, Incorporated. Dr. Evnin received his Ph.D. from the Massachusetts Institute of Technology.

     David Ichikawa has served as a director since May 1998. Mr. Ichikawa has been employed by Chiron Corporation, a biotechnology company, since September 1994 and is currently Vice President of Finance and Operations of Chiron Technologies. He has also held management positions at Boehringer Mannhiem Corporation and Chiron (Cetus) Corporation. Mr. Ichikawa received his M.B.A. from the University of California at Berkeley.

     Anders P. Wiklund has served as a director since August 1994. Since January 1997, Mr. Wiklund has been the principal of Wiklund International, an advisory firm to the biotechnology and pharmaceutical industries. From 1967 through 1996, Mr. Wiklund served in numerous executive positions for the Kabi and Pharmacia group of companies, including President and CEO of Kabi Vitrum Inc. and Kabi Pharmacia, Incorporated. Mr. Wiklund is also a director of Trega Bioscience, Inc., Medivir, A.B. and InSite Vision, Inc., as well as private company boards. Mr. Wiklund received a Master of Pharmacy degree from the Pharmaceutical Institute in Stockholm.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other four most highly compensated executive officers whose annual compensation exceeded $100,000 in 1998 ("Named Executive Officers").

                    Summary Compensation Table


                                                   Annual Compensation                    Long-term Compensation
                                                   -------------------                    ----------------------
                                                                                                    Shares
                                                                     Other        Restricted      Underlying       All
                                                                     Annual         Stock          Options        Other
Name and Principal Position          Year    Salary($)    Bonus($)   Comp.($)      Awards(#)      Granted(#)     Comp.($)
----------------------------------  -------  -------      --------  --------      ----------      ----------     -------
Ralph E. Christoffersen, Ph.D.         1998  285,670        50,000    37,862(1)           --         198,748(2)    4,998(3)
Chief Executive Officer and            1997  269,520        50,000    45,000(1)           --         129,450       4,744(3)
President                              1996  247,248            --    70,000(1)      188,100(4)       97,770     153,910(4)

Lawrence E. Bullock                    1998  150,800        25,000    75,883(5)           --          85,957(2)    4,998(3)
Vice President of Administration       1997  136,254        25,000    35,524(5)           --          37,500       4,744(3)
and Finance, CFO and Secretary         1996  118,433        15,000    24,993(5)           --          66,000          --

Alene A. Holzman(6)                    1998  156,900         6,500    37,721(7)           --         100,000(2)    4,998(3)
Vice President of Business             1997  108,557        12,500    28,389(7)           --          80,000       3,494(3)
Development and General
Manager of Target Validation
and Discovery Business

Thomas H. Rossing, M.D.(8)             1998  250,650            --    34,000(9)           --         110,624(2)    4,998(3)
Vice President of Product              1997  105,859        22,000    84,008(9)           --         107,500          --
Development

Nassim Usman, Ph.D.                    1998  183,038(11)    23,000    25,841(10)                      99,167(2)    4,998(3)
Vice President of Research             1997  158,004            --    25,397(10)          --          45,000       4,744(3)
                                       1996  132,919        25,000    20,499(10)          --          53,892          --

-------------------
(1)  Includes (a) $50,000 in 1996 and $25,000 in each of 1997 and 1998 for forgiveness of a loan made to Dr. Christoffersen for relocation expenses; and (b) $20,000 in each of 1996 and 1997 and $12,862 in 1998 to assist him with the tax liability relating to the loan forgiveness.
(2) Includes shares granted in connection with the stock option repricing in 1998. See "Stock Option Plan--Repricing." All Named Executive Officers received an option to purchase 0.75 share of common stock in exchange for an option representing one share.
(3) Matching contributions in common stock made by Ribozyme Pharmaceuticals under our 401(k) Salary Reduction Plan.
(4) Dr. Christoffersen received a bonus of $342,010, payable $153,910 in cash and $188,100 in shares of common stock (18,810 shares at our initial public offering price of $10.00 per share), upon closing of our initial public offering in April 1996.
(5) Includes (a) $9,058 and $9,641 in 1996 and 1997, respectively, representing implied interest related to an interest-free loan made to Mr. Bullock for relocation expenses; (b) $15,000 in each of 1997 and 1998 for partial forgiveness of the loan; (c) $7,883 in each of 1997 and 1998 for taxes relating to the loan; (d) $3,000 in each of 1997 and 1998 as reimbursements for dependent day care expenses; and (e) $15,935 and $50,000, in 1996 and 1998, respectively, to reimburse Mr. Bullock for relocation expenses.
(6)  Ms. Holzman joined Ribozyme Pharmaceuticals on April 1, 1997.
(7) Includes (a) $10,036 in 1997 representing implied interest related to an interest-free loan made to Ms. Holzman for relocation expenses; (b) $15,853 and $9,721 in 1997 and 1998, respectively, to reimburse Ms. Holzman for relocation expenses; (c) $25,000 in 1998 for partial forgiveness of the loan; and (d)$2,500 and $3,000 in 1997 and 1998, respectively, as reimbursements for dependent day care expenses.
(8)  Dr. Rossing joined Ribozyme Pharmaceuticals on July 28, 1997.
(9) Includes (a) $14,901 in 1997 representing implied interest related to an interest-free loan made to Dr. Rossing for relocation expenses; (b) $34,000 in 1998 for partial forgiveness of the loan; and (c)$69,107 in 1997 to reimburse Dr. Rossing for relocation expenses.
(10) Includes (a) $20,499 in 1996 representing implied interest related to an interest-free loan made to Dr. Usman for relocation expenses; (b) $15,000 in each of 1997 and 1998 for partial forgiveness of the loan; (d) $7,883 in each of 1997 and 1998 for taxes relating to the loan; and (d) $2,496 in each of 1997 and 1998 as reimbursements for dependent day care expenses.
(11) Includes $13,988 in additional salary for Dr. Usman's three month temporary position as Vice President of Atugen.

Stock Option Plan

     In March 1996 we amended, restated and merged our stock option plans and named the resulting plan the 1996 Stock Option Plan (the "Plan"). Currently, 1,478,493 shares of our common stock are reserved for issuance under the Plan. As of March 15, 1999, options to purchase 1,386,487 shares were outstanding under the Plan. The Plan will terminate in January 2006, unless earlier terminated by the Board of Directors. The purpose of the Plan is to:

     . attract and retain qualified personnel, . provide additional incentives to our employees, officers, directors and consultants, and
     .  promote the success of our business.

Under the Plan, we may grant or issue incentive stock options and supplemental (non-qualified) stock options to our consultants, employees, officers and directors.

     Administration. Our Board has delegated administration of the Plan to a Compensation Committee comprised of three independent directors (see "Board Committees"). Subject to the limitations set forth in the Plan, the Board or the Compensation Committee has the authority to:

     . select the persons to whom grants are to be made, . designate the number of shares to be covered by each option, . determine whether an option is to be an incentive stock option or a non-
        statutory stock option,
     .  establish vesting schedules, and
     . subject to restrictions, specify the type of consideration to be paid upon exercise and to specify other terms of the options.

     Terms. The maximum term of options granted under the Plan is ten years, however, the maximum term is five years for incentive options granted to a person who at that time owns 10% of the total combined voting power of all classes of stock. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per optionee. Any portion in excess of $100,000 shall be treated as non-statutory stock options. Options granted under the Plan are non-transferable and generally expire upon the earlier of the stated expiration date or three months after the termination of an optionee's service to Ribozyme Pharmaceuticals. However, the expiration date would be 18 months in the event the optionee's employment terminates by reason of death, or 12 months in the event the optionee's employment terminates due to disability, or a longer or shorter period as may be specified in the option agreement.

     Our Board has discretion in connection with a merger, consolidation, reorganization or similar corporate event where we are the surviving corporation to prescribe the terms and conditions for the modifications of the options granted under the Plan. If we are not the surviving corporation in the event of our dissolution or liquidation, or our merger or consolidation, all outstanding options will terminate unless assumed by another corporation.

     No specific vesting schedule is required under the Plan. The exercise price of incentive stock options must equal at least the fair market value of the common stock on the date of grant, except that the exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the combined voting power of all classes of stock must be at least 110% of the fair market value of the stock on the date of grant. The exercise price on non-statutory stock options under the Plan may be no less than 85% of the fair market value of the common stock on the date of grant.

     Repricing. In September 1998 our Board of Directors approved a repricing of all employee stock options outstanding under the Plan. Pursuant to this repricing, each Named Executive Officer holding options received 0.75 option for each one option surrendered with a new vesting date and an exercise price of $3.00 per share. All non-executive employees who were option holders received one new option for each one option surrendered with a new vesting date and an exercise price of $3.00 per share. As a result of this repricing offer, 890,921 options were canceled and 747,060 options were granted effective September 18, 1998.

     The following table contains information about stock options granted to each of the Named Executive Officers during 1998 under the Plan:

          Option Grants in 1998



                                               Individual Grants
                           -------------------------------------------------------
                                           % of Total                               Potential Realizable
                             Number of        Options                                       Value at
                               Shares         Granted                                 Annual Rate of Stock
                             Underlying         to                                     Price Appreciation
                              Options        Employees      Exercise                   for Option Term(4)
                              Granted           in           Price        Expiration   ---------------------
                               (#)(1)        1998(2)    ($/Share)(3)         Date        5%($)      10%($)
                              -------        -------    ------------      ----------    -------   ---------
Ralph E. Christoffersen        76,874(5)          6.7%       $3.00        09-18-08    145,037     367,552
                              *76,874(5)          6.7         3.00        09-18-08    145,037     367,552
                               22,500             2.0         5.63        12-02-08     79,665     201,887
                              *22,500             2.0         5.63        12-02-08     79,665     201,887
                              -------            ----
                              198,748            17.4

Lawrence E. Bullock            39,395(5)          3.4         3.00        09-18-08     74,326     188,356
                              *21,562(5)          1.9         3.00        09-18-08     40,681     103,093
                               12,500             1.1         5.63        12-02-08     44,258     112,160
                              *12,500             1.1         5.63        12-02-08     44,258     112,160
                              -------            ----
                               85,957             7.5

Alene A. Holzman               30,000(5)          2.6         3.00        09-18-08     56,601     143,437
                              *30,000(5)          2.6         3.00        09-18-08     56,601     143,437
                               20,000             1.8         5.63        12-02-08     70,814     179,455
                              *20,000             1.8         5.63        12-02-08     70,814     179,455
                              -------            ----
                              100,000             8.8

Thomas H. Rossing              40,312(5)          3.5         3.00        09-18-08     76,056     192,741
                              *40,312(5)          3.5         3.00        09-18-08     76,056     192,741
                               15,000             1.3         5.63        12-02-08     53,110     134,592
                              *15,000             1.3         5.63        12-02-08     53,110     134,592
                              -------            ----
                              110,624             9.6

Nassim Usman                   44,542(5)          3.9         3.00        09-18-08     84,037     212,965
                              *29,625(5)          2.6         3.00        09-18-98     55,893     141,644
                               12,500             1.1         5.63        12-02-08     44,258     112,160
                              *12,500             1.1         5.63        12-02-08     44,258     112,160
                              -------            ----
                               99,167             8.7
----------------------------

* These options become 100% vested upon the completion of various research or business performance milestones.
(1) All options, other than performance-based options which are indicated by *, vest in increments of 20% over a five year period and first become exercisable on the first anniversary of the grant date. Options granted in connection with the stock option repricing first vest on September 18, 1999. The options are granted for a term of ten years, subject to earlier termination in events related to termination of employment.
(2) In 1998 we granted options representing an aggregate of 1,139,560 shares of our common stock to our employees, including the Named Executive Officers.

(3) The exercise price of each option was equal to the fair market value of the common stock on the date of the option grant as determined by the Board of Directors.
(4) Amounts reported in these columns show hypothetical gains that may be realized upon exercise of the options, assuming the market price of common stock appreciates at the specified annual rates of appreciation, compounded annually over the term of the options. These numbers are calculated based upon rules promulgated by the SEC. Actual gains, if any, depend on the future performance of our common stock and overall market conditions.
(5)  Shares granted in connection with the stock option repricing.

     The following table contains information about the number and value of stock options held by each Named Executive Officer as of December 31, 1998. No other Named Executive Officer exercised any stock options during 1998. A stock option is "in-the-money" if the closing market price of our common stock exceeds the exercise price of the stock option. The value of "in-the-money" unexercised stock options set forth in the table represents the difference between the exercise price of these options and the closing sales price of our common stock on December 31, 1998, as reported by the Nasdaq National Market, $4.38 per share.

                               1998 Year-End Option Values

                                       Number of
                                 Securities Underlying      Value of Unexercised
                                  Unexercised Options       In-the-Money Options
                                at December 31, 1998(#)    at December 31, 1998($)
Name                           Exercisable/Unexercisable  Exercisable/Unexercisable
-----------------------------  -------------------------  -------------------------
Ralph E. Christoffersen                 69,706 / 174,374          176,794 / 178,536

Lawrence E. Bullock                      17,847 / 89,394            28,295 / 91,863

Alene A. Holzman                         12,001 / 87,250            16,560 / 65,205

Thomas H. Rossing                        9,000 / 101,624            12,420 / 98,841

Nassim Usman                             28,265 / 85,885            47,537 / 84,288

Employment agreements

     Ralph E. Christoffersen. In May 1992, we entered into an employment agreement with Ralph E. Christoffersen, Ph.D., our President and Chief Executive Officer, which, as amended, currently provides for:

     .  an annual salary of $297,000,
     . an annual performance-based cash bonus of up to $80,000, . an interest-free loan of $250,000 which has been forgiven in its entirety,
     .  repayment of relocation expenses,
     . stock options to acquire 74,444 shares of common stock at an exercise price of $0.45 per share which vest ratably over five years,
     . stock options to acquire 31,446 shares of common stock at an exercise price of $0.45 per share which vested upon our completion of performance milestones,

     . stock options for common stock as reflected in the tables in this "Management" section, and
     . a bonus of $342,010, paid in cash and common stock upon the completion of our initial public offering in April 1996.

Dr. Christoffersen's agreement may be terminated upon his death, disability or for cause. If we terminate Dr. Christoffersen's employment, he is entitled to receive all accrued salary and benefits up to his termination and, unless he has been terminated for cause, nine months of severance pay at the same monthly rate as in effect at the time of his termination. If termination occurs after January 1, 2000, Dr. Christoffersen shall be paid a lump sum cash payment of up to $27,500.

     Lawrence E. Bullock. In January 1996, we entered into an employment agreement with Lawrence E. Bullock, our Vice President of Administration and Finance, Chief Financial Officer and Secretary, which, as amended, currently provides for:

     .  an annual salary of $158,350,
     . an annual performance-based cash bonus of up to 20% of his current salary,
     .  a signing bonus of $15,000,
     . stock options for common stock as reflected in the tables in this "Management" section, and
     . repayment of relocation expenses, including an interest-free loan of $75,000 made in 1996 and forgivable in five equal installments, grossed-up for taxes, as long as Mr. Bullock remains employed by us. The loan had an outstanding balance of $30,000 as of March 15, 1999.

If we terminate Mr. Bullock's employment without cause, he is entitled to six months' severance pay at his then current salary.

     Nassim Usman, Ph.D. In May 1996, we entered into an employment agreement with Nassim Usman, Ph.D., our Vice President of Research, which, as amended, currently provides for:

     .  an annual salary of $177,925,
     . an annual performance-based cash bonus of up to 20% of his current salary,
     . stock options for common stock as reflected in the tables in this "Management" section, and
     . an interest-free loan of $75,000 made in May 1996 and forgivable in five equal installments, grossed-up for taxes, as long as Dr. Usman remains employed by us. The loan had an outstanding balance of $45,000 as of March 15, 1999.

If we terminate Dr. Usman's employment without cause, he will be entitled to six months' severance pay at his then current salary.

     Alene A. Holzman. In February 1997, we entered into an employment agreement with Alene A. Holzman, our Vice President of Business Development and General Manager of Target Validation and Discovery Business, which, as amended, currently provides for:

     .  an annual salary of $166,325,
     . an annual performance-based cash bonus of up to 20% of her current salary,
     . stock options for common stock as reflected in the tables in this "Management" section, and
     . an interest-free loan of $75,000 made in June 1997 and forgivable in three equal installments as long as Ms. Holzman is employed by us. The loan had an outstanding balance of $50,000 as of March 15, 1999.

If we terminate Ms. Holzman's employment without cause, she is entitled to six months' severance pay at her then current salary.

     Thomas H. Rossing. In July 1997, we entered into an employment agreement with Thomas H. Rossing, M.D., our Vice President of Product Development, which, as amended, currently provides for:

     .  an annual salary of $258,175,
     . an annual performance-based cash bonus of up to 15% of his current salary,
     . stock options for common stock as reflected in the tables in this "Management" section, and
     . an interest-free loan of $100,000 made in September and 1997 forgivable in three equal installments as long as Dr. Rossing is employed by us. The loan had an outstanding balance of $66,000 as of March 15, 1999.

Dr. Rossing has given notice that he will retire from Ribozyme Pharmaceuticals on August 31, 1999. If we terminate Dr. Rossing's employment without cause prior to that time, he will be entitled to six months' severance pay at his then current salary.

Employee Benefits

     Executive Bonus Plan. In March 1998, our Executive Bonus Plan was adopted by the Board of Directors. This Bonus Plan provides our executive officers with the opportunity to earn an annual bonus contingent upon their fulfillment of annual goals as determined by our Compensation Committee comprised of three independent directors. The Compensation Committee has complete authority to establish the goals for each executive officer, to interpret all provisions of the Bonus Plan and to make all other determinations necessary or advisable for the administration of the Bonus Plan. The Compensation Committee may award each of our executive officers with an annual bonus comprised of one or more of the following:

     .  cash payment,
     .  stock options pursuant to our stock option plan, or

     . forgiveness of any portion of the principal of interest-free loans provided to the executive officer.

     Section 401(k) Plan. As part of our effort to attract and maintain high quality staff, we adopted a 401(k) Salary Reduction Plan and Trust on June 1, 1992. Our employees may make pre-tax elective contributions of up to 20% of their salary, subject to limitations prescribed by law. All contributions are paid to a trustee who invests for the benefit of members of the 401(k) Plan. In March 1997, the 401(k) Plan was amended to provide that we may match the employee's contributions with common stock. We may amend or terminate the 401(k) Plan at any time, subject to legal restrictions.

     Employee Stock Purchase Plan. In March 1996, we adopted an Employee Stock Purchase Plan (the "Purchase Plan"), which authorizes the issuance of up to 300,000 share of our common stock to eligible employees. Generally, each offering lasts for twenty-four months, and purchases are made on each October 31 and April 30 during each offering. For example, the initial offering began on April 11, 1996, and terminated on April 30, 1998. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of:

     . 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering, or
     . 85% of the fair market value of a share of common stock on the date of purchase.

Generally, all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deductions of up to 15% of their base compensation for the purchase of common stock under the Purchase Plan. Our Board of Directors has the authority to terminate the Purchase Plan at its discretion. As of March 1, 1999, 99,832 shares had been issued pursuant to the Purchase Plan.

Director Compensation

     Fees.  All non-employee directors receive a fee of:

     . $1,000 per day for each Board or Committee meeting attended, and . $500 per day for participating telephonically in a meeting of the Board or a Committee.

     Stock Options. Non-employee directors may also receive stock options for 5,000 shares of our stock annually under our stock option plan. In 1997 and 1998, each non-employee director was granted an option to purchase 5,000 shares. The options vest after one year of service. In addition, Mr. Wiklund received an option to purchase 4,444 shares in June 1994, of which 1,111 shares vested immediately and the remaining 3,333 shares vest in increments of 20% over five years starting in 1995.

Board Committees

     The Board has established an Audit Committee, a Compensation Committee and an Executive Committee. The Executive Committee, consisting of Messrs. Morgenthaler (Chairman) and Cook and Drs. Christoffersen and Evnin, manages and operates our business.

     The Compensation Committee, consisting of Dr. Evnin (Chairman) and Messrs. Morgenthaler and Wiklund:

     . reviews and recommends for Board approval grants of options pursuant to our stock option plan,
     . decides salaries and incentive compensation for our employees and consultants, and
     .  recommends compensation for executive officers.

     The Audit Committee, consisting of Messrs. Ichikawa (Chairman), Cook and
Wiklund:

     . recommends to the Board the selection of independent auditors, . reviews the results and scope of the audit and other services provided by our independent auditors, and
     .  reviews and evaluates our audit and control functions.

Compensation Committee Interlocks

     The members of our Compensation Committee have no interlocking relationships as defined under SEC regulations.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes information regarding the beneficial ownership of our outstanding securities as of March 15, 1999 (which includes shares that may be acquired on the exercise of stock options vested or warrants exercisable through May 15, 1999), by:

     . each person or group that we know owns more than 5% of the outstanding shares of common stock,
     .  each of our directors,
     . each Named Executive Officer listed in the Summary Compensation Table, and
     .  all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, we believe that each stockholder identified in the table has sole voting and investment power with respect to all shares listed opposite their names. Unless otherwise indicated, the following officers, directors and stockholders can be reached at the principal offices of Ribozyme Pharmaceuticals.



                                                  Number of Shares        Percentage of
              Name and Address                   Beneficially Owned    Shares Outstanding
---------------------------------------------  ----------------------  ------------------

Schering Berlin Venture Corporation..........           1,778,727(1)          17.3%
  3400 Change Bridge Road
  Monteville, New Jersey 07045

Chiron Corporation...........................           1,063,868(2)          11.1%
  4560 Horton Street
  Emeryville, California 94608

International Biotechnology Trust plc........           1,012,633             11.0%
  c/o Rothschild Asset Management, Ltd.
  Five Arrows House
  St. Swithin's Lane
  London EC4N 8NR England

Ralph E. Christoffersen, Ph.D................             159,434(3)           1.7%
Jeremy L. Curnock Cook.......................           1,017,633(4)          11.1%
Anthony B. Evnin, Ph.D.......................             320,773(5)           3.5%
David Ichikawa...............................                   0(6)             0%
David T. Morgenthaler........................             377,874(7)           4.1%
Anders P. Wiklund............................               8,733(8)             *
Lawrence E. Bullock..........................              29,606(9)             *
Alene Holzman................................              15,799(10)            *
Thomas H. Rossing, M.D.......................               9,899(11)            *
Nassim Usman, Ph.D...........................              30,746(12)            *

Executive officers and directors as a group
  (10 persons)...............................           1,970,497(13)         21.1%
------------------------

*    Less than 1%.
(1) Includes 1,100,844 shares convertible from outstanding debt assuming a conversion price of $4.88 per share.
(2)  Includes 444,444 shares issuable upon exercise of warrants.
(3)  Includes options to purchase 69,706 shares.
(4) Includes options to purchase 5,000 shares and 1,012,633 shares held by the International Biotechnology Trust plc, for which Rothschild Asset Management, Ltd. ("Rothschild") acts as investment advisor. Mr. Cook is a director of Rothschild but disclaims beneficial ownership of these shares.
(5) Includes options to purchase 5,000 shares, 218,022 shares held by Venrock Associates and 97,751 shares held by Venrock Associates II, L.P. Mr. Evnin is a general partner of both partnerships and disclaims beneficial ownership of these shares except to the extent of his general partnership interests.
(6) Excludes 1,063,868 shares held by Chiron. Mr. Ichikawa is employed by Chiron and disclaims beneficial ownership of those shares.
(7) Includes options to purchase 5,000 shares, 362,874 shares held by Morgenthaler Venture Partners III and 10,000 shares held by Morgenthaler Family Partnership. Mr. Morgenthaler is a general partner of both partnerships and disclaims beneficial ownership of these shares except to the extent of his general partnership interests.
(8)  Includes options to purchase 8,733 shares.
(9)  Includes options to purchase 21,180 shares.
(10) Includes options to purchase 12,000 shares.
(11) Includes options to purchase 9,000 shares.
(12) Includes options to purchase 28,265 shares and 532 shares owned by Dr. Usman's spouse to which Dr. Usman disclaims beneficial ownership.
(13) Includes options to purchase 163,884 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that the following transactions were in our best interests. As a matter of policy, these transactions were, and all future transactions between Ribozyme Pharmaceuticals and any of our officers, directors or principal stockholders will be:

     . approved by a majority of the independent members of our Board of Directors,
     . entered into on terms no less favorable to Ribozyme Pharmaceuticals than could be obtained from unaffiliated third parties, and
     .  entered into in connection with bona fide business purposes.

     Executive Loans. When we hired our executive officers we made interest-free loans to each of them for relocation expenses. We have forgiven all or a portion of the outstanding principal amount of each loan under the terms of each officer's employment agreement. See "Management--Employment Agreements."

                                        Balance as of
     Name                                Loan Amount     March 15, 1999
     ----                              ----------------  --------------

     Ralph E. Christoffersen, Ph.D.         $250,000(1)         $     0
     Lawrence E. Bullock                      75,000(2)          30,000
     Nassim Usman, Ph.D.                      75,000(3)          45,000
     Alene A. Holzman                         75,000(4)          50,000
     Thomas H. Rossing                       100,000(5)          66,000
------------------------

(1) $50,000 forgiven in each of June 1993, January 1995, January 1996 and January 1997, and $25,000 forgiven in each of January 1994 and January 1998.
(2)  $15,000 forgiven in each of June 1997, January 1998 and January 1999.
(3)  $15,000 forgiven in each of June 1997 and May 1998.
(4)  $25,000 forgiven in March 1998.
(5)  $34,000 forgiven in July 1998.

     Chiron Transactions. Chiron and Ribozyme Pharmaceuticals granted each other licenses to technologies and agreed to undertake research activities pursuant to a collaboration agreement. Chiron purchased:

     . 100,000 shares of our common stock for a purchase price of $3.60 per share,
     . 107,095 shares of our Series E Preferred Stock for a purchase price of $37.35 per share, and

     . a warrant at a price of $4.50 per warrant share, exercisable for 444,444 shares of our common stock for an exercise price of $40.50 per share.

In February 1996, we amended the warrant issuable to Chiron to reduce the exercise price from $40.50 per share to $22.50 per share. When we closed our initial public offering in April 1996, Chiron:

     . purchased 377,202 shares of our common stock for $3,640,000 at the initial public offering price less one-half of the underwriting discount,
     . paid us $1,800,000 to complete the purchase of its warrant, and . received 35,127 additional shares of our common stock pursuant to anti-
        dilutive provisions.

Chiron also has a representative on our Board of Directors.

     In May 1996, we entered into a second collaboration with Chiron for the use of ribozymes to characterize gene function. The collaborations give Chiron the right to develop and commercialize products that result from the collaboration, and entitle us to receive product development milestone payments and royalties on sales of commercial products. Chiron and Ribozyme Pharmaceuticals each pay a portion of the research and development expenses of the collaboration, and we agreed to provide Chiron $1.8 million, which was paid in 1996, for research funding related to the proposed collaboration.

     Schering AG Transaction. In April 1997, we entered into a research collaboration with Schering focusing on the use of ribozymes and related technologies for gene function validation. Schering AG purchased:

     . 212,766 shares of our common stock for $2.5 million in May 1997, and . 465,117 shares of our common stock for $2.5 million in 1998.

     Separately, Schering AG provided loans of $2.0 million in both 1997 and 1998. We received an additional $1.0 million on this loan facility in January 1999. Schering AG will continue to provide loans of up to $2 million annually for each year through 2001, provided that the collaboration is continued in each of those years. The loans, which carry an interest rate of 8% per annum, are convertible into equity at Schering AG's option under certain circumstances. Principal and interest payments are deferred until maturity of the loans in April 2004.

     In addition, Schering AG made research payments of $1.5 million in 1997 and $2.0 million in 1998 and, provided that the collaboration is continued, will make research payments of $2 million a year through 2001. All payments are subject to some restrictions, including receipt of third party consents. Upon payment of termination fees to us, the research collaboration may be terminated at Schering AG's option at any time.

     Atugen Transaction. In 1998, we and other investors formed Atugen. Financing for Atugen was accomplished through a combination of venture capital, an investment by us and German government grants and loans. Atugen's initial capitalization totaled more than $20 million in cash and commitments. We invested $2.0 million and retained a 49.5% equity interest. All five of our executive officers and two of our employees received shares of Atugen's common stock in the formation at no cost to them, for which we will receive a one-time compensation expense of approximately $81,000. As of December 31, 1998, these seven people held 5.5% of Atugen's common stock.

     As part of the formation, Atugen received exclusive royalty-free licenses to our extensive patents and technologies for target validation and discovery. We will receive a one-time $2.0 million up-front license payment in 1999. We also will be compensated for providing management and other services to Atugen under the terms of a services agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS
                                                PAGE
                                                ----
          Report of Independent Auditors        F-1
          Balance Sheets                        F-2
          Statements of Operations              F-4
          Statements of Stockholders' Equity    F-5
          Statements of Cash Flows              F-7
          Notes to Financial Statements         F-8

(a)(2)  EXHIBITS

Exhibit
Number  Description of Document
------  -----------------------


3.1 Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated April 17, 1996 (5)

3.2    Bylaws of Ribozyme Pharmaceuticals, as amended (1)

4.1    Specimen Stock Certificate (1)

10.1   Form of Indemnity Agreement entered into between Ribozyme
       Pharmaceuticals and its directors and officers, with related schedule
       (1)

10.2 Ribozyme Pharmaceuticals' Incentive Stock Option Plan, including form of Incentive Stock Option Agreement (1)

10.3 Ribozyme Pharmaceuticals' Non-Qualified Stock Option Plan, including form of Non-Qualified Stock Option Agreement (1)

10.4 Ribozyme Pharmaceuticals' 1996 Stock Option Plan, including forms of Incentive Stock Option and Nonstatutory Stock Option Agreements (1)

10.5   Ribozyme Pharmaceuticals' 1996 Employee Stock Purchase Plan (1)

10.6 Employment Agreement dated January 1, 1997, between Ribozyme Pharmaceuticals and Ralph E. Christoffersen (5)

10.7 Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated December 23, 1992 (1)

10.8 Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated September 23, 1994 (1)

10.9 Warrant Purchase Agreement dated March 15, 1995, between Ribozyme Pharmaceuticals and Hambrecht & Quist Guaranty Finance (1)

10.10 Warrant to Purchase Common Stock dated March 15, 1995, issued to Hambrecht & Quist Guaranty Finance (1)

10.11 Warrant to Purchase Common Stock dated February 22, 1993, issued to LINC Scientific Leasing (1)

10.12   Warrant to Purchase Common Stock dated July 30, 1993, issued to Douglas
        E. Olson (1)

10.13   Warrant to Purchase Common Stock dated July 30, 1993, issued to Richard
        J. Warburg and Ruth P. Warburg (1)

10.14 Warrant to Purchase Common Stock dated December 28, 1994, issued to Competitive Technologies, Inc. (1)

10.15 Warrant to Purchase Common Stock dated December 29, 1995, issued to Silicon Valley Bank (1)

10.16 Warrant to Purchase Common Stock dated July 26, 1996, issued to Silicon Valley Bank (1)

10.17 Warrant to Purchase Common Stock dated April 17, 1996, issued to Chiron Corporation (1)

10.18 Collaborative Research, Development and Commercialization Agreement dated July 15, 1994, between Ribozyme Pharmaceuticals and Chiron Corporation (1)

10.19 Research Collaboration and Licensing Agreement dated November 1, 1995, between Ribozyme Pharmaceuticals and Pharmacia Biotech, AB (1)

10.20 Research and Development Collaboration Agreement dated April 19, 1993, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company (1)

10.21 First Amendment to the Research and Development Collaboration Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company (1)

10.22 Second Amendment to the Research and Development Collaboration Agreement dated February 8, 1996, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company (1)

10.23 Financing Agreement dated March 16, 1995, among Wilderness Place Holdings L.L.C., Hambrecht & Quist Guaranty Finance, L.P. and Ribozyme Pharmaceuticals (1)

10.24 Negotiable Promissory Note dated October 7, 1992, between Ribozyme Pharmaceuticals and Ralph Christoffersen and Addendum dated June 25, 1993 (1)

10.25 Employment Agreement dated January 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock (1)

10.26    Promissory Note dated February 8, 1996, between Ribozyme
         Pharmaceuticals and Lawrence E. Bullock (1)

10.27 Lease for Real Property dated May 20, 1992, between Aero-Tech Investments and Ribozyme Pharmaceuticals (1)

10.28 Non-Disturbance and Attornment Agreement dated March 31, 1995, among General American Life Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C. and Ribozyme Pharmaceuticals (1)

10.29 Master Lease Agreement dated September 2, 1992, between Ribozyme Pharmaceuticals and LINC Scientific Leasing (1)

10.30 Loan and Security Agreement dated February 28, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank (1)

10.31 Loan Modification Agreement dated December 21, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank (1)

10.32 Loan and Security Agreement dated December 29, 1995, between Ribozyme Pharmaceuticals and Silicon Valley Bank and MMC/GATX Partnership No. 1
         (1)

10.33 Warrant to Purchase Common Stock dated December 29, 1995, issued to MMC/GATX Partnership No. 1 (1)

10.34 Agreement dated February 29, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation relating to research and development funding (1)

10.35 Amendments to original Employment Agreements between Ribozyme Pharmaceuticals and Ralph E. Christoffersen, Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22, 1996, and December 15, 1996 (3)

10.36 Promissory Note dated June 4, 1996, between Ribozyme Pharmaceuticals and Nassim Usman (3)

10.37 Amendment to Lease for Real Property dated March 13, 1997, between Aero-Tech Investments and Ribozyme Pharmaceuticals (3)

10.38    Employment Agreement dated May 2, 1996, between Ribozyme
         Pharmaceuticals and Nassim Usman (2)

10.39 Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function dated May 13, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation (2)

10.40 Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals, University Research Corporation, University of Colorado and United States Biochemical Corporation (3)*

10.41 Amended and Restated Sublicense Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation (3)*

10.42 Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and Competitive Technologies, Incorporated
         (3)*

10.43 Memorandum of Understanding dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco (1)

10.44 Stock Subscription Agreement dated September 1996 between Ribozyme Pharmaceuticals and University of Research Corporation (3)*

10.45 Stock Subscription Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation (3)*

10.46 Assignment of License and Restated License Agreement dated November 20, 1996, among Ribozyme Pharmaceuticals, United States Biochemical Corporation and Competitive Technologies (3)*

10.47 Letter Agreement dated May 22, 1996, between Ribozyme Pharmaceuticals and ALZA Corporation (3)*

10.48 Research and Development Collaboration Agreement dated December 2, 1996, between Ribozyme Pharmaceuticals and Protogene Laboratories (3)*

10.49 License Agreement dated February 14, 1997, between Ribozyme Pharmaceuticals and IntelliGene, Ltd. (3)*

10.50 Subscription Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company (1)

10.51 Stock Purchase Agreement dated June 28, 1995, among Ribozyme Pharmaceuticals and investors (1)

10.52 Agreement dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco Corporation relating to the conversion of preferred stock
         (1)

10.53 Stock Subscription Agreement dated October 30, 1995, between Ribozyme Pharmaceuticals and Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v. (1)

10.54 Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997
         (4)*

10.55 Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft
         (4)*

10.56 Employment Agreement dated February 27, 1997, between Ribozyme Pharmaceuticals and Alene Holzman (5)

10.57 Employment Agreement dated July 5, 1997, between Ribozyme Pharmaceuticals and Thomas Rossing (5)

10.58    Executive Bonus Plan dated March 27, 1998 (6)

10.59 Research, Collaboration and License Agreement dated May 19, 1998, between Ribozyme Pharmaceuticals and Roche Bioscience, a division of Syntex (U.S.A.) Inc. (7)*

10.60 Employment Agreement dated September 8, 1998, between Ribozyme Pharmaceuticals and Nassim Usman (8)

10.61 Participation Agreement dated August 31, 1998, as amended, and related documents between Ribozyme Pharmaceuticals and Atugen Biotechnology GmbH (9)**

23.1     Consent of Ernst & Young LLP, Independent Auditors

27   Financial Data Schedule
________________________
* Ribozyme Pharmaceuticals has applied for and received confidential treatment with respect to portions of these exhibits.

** Ribozyme Pharmaceuticals has applied for confidential treatment with respect to portions of these exhibits.

(1) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form SB-2 Registration Statement, File No. 333-1908-D.

(2) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 10-QSB for the quarter ended June 30, 1996.

(3) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 10-KSB for the year ended December 31, 1996.

(4) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 8-K dated June 12, 1997.

(5) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form SB-2 Registration Statement, dated September 5, 1997, File No. 333-34981.

(6) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 10-K for the year ended December 31, 1997.

(7) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 10-Q/A for the quarter ended June 30, 1998.

(8) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 10-Q for the quarter ended September 30, 1998.

(9) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 8-K dated March 19, 1999.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undesigned, thereunto duly authorized in Boulder, Colorado, on March 25, 1999.

                              RIBOZYME PHARMACEUTICALS, INC.

                              By:  /s/ Ralph E. Christoffersen
                                   ---------------------------
                                    Ralph E. Christoffersen, Ph.D.
                                    Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                             Date
---------                              ----                              ----

/s/  RALPH E. CHRISTOFFERSEN           Chief Executive Officer and       March 25, 1999
-------------------------------------  President (Principal
Ralph E. Christoffersen, Ph.D.         Executive Officer)


/s/  LAWRENCE E. BULLOCK               Vice President, Administration    March 25, 1999
-------------------------------------  Finance, Chief Financial
Lawrence E. Bullock                    Officer and Secretary (Principal
                                       Financial and Accounting Officer)


/s/  DAVID T. MORGENTHALER             Chairman of the Board of          March 25, 1999
-------------------------------------  Directors
David T. Morgenthaler

/s/  JEREMY C. COOK                    Director                          March 25, 1999
-------------------------------------
Jeremy C. Cook

/s/  ANTHONY B. EVNIN                  Director                          March 25, 1999
-------------------------------------
Anthony B. Evnin, Ph.D.

/s/  DAVID ICHIKAWA                    Director                          March 25, 1999
-------------------------------------
David Ichikawa

/s/  ANDERS WIKLUND                    Director                          March 25, 1999
-------------------------------------
Anders Wiklund

                        REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
 Ribozyme Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc. ("the Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cashflows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribozyme Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                          /s/ERNST & YOUNG LLP

Denver, Colorado
February 16, 1999

                         Ribozyme Pharmaceuticals, Inc.

                                 Balance Sheets



                                                                               December 31
                                                                        1998                 1997
                                                               -----------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                              $ 6,511,512          $15,302,775
 Securities available-for-sale                                                    -              799,616
 Restricted cash                                                                  -               52,669
 Accounts receivable                                                      3,898,581                8,044
 Notes receivable--related parties                                          118,466              127,341
 Prepaid expenses and other                                                  84,766              175,549
                                                               -----------------------------------------
Total current assets                                                     10,613,325           16,465,994

Property, plant, and equipment:
 Machinery and equipment                                                  6,478,223            5,673,115
 Leasehold improvements                                                   3,582,664            3,567,106
 Office furniture and equipment                                           1,065,049            1,007,104
                                                               -----------------------------------------
                                                                         11,125,936           10,247,325
 Accumulated depreciation                                                (6,903,742)          (5,290,160)
                                                               -----------------------------------------
                                                                          4,222,194            4,957,165

Notes receivable--related parties                                           162,466              231,932
Deferred patent costs, net of accumulated
 amortization (1998--$271,328;
 1997--$171,039)                                                          2,905,575            2,510,705
Investment in Atugen Biotechnology GmbH                                     860,216                    -
Other assets                                                                460,515              684,245
                                                               -----------------------------------------
Total assets                                                            $19,224,291          $24,850,041
                                                               =========================================


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                                                                                December 31
                                                                        1998                  1997
                                                               ------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable - trade                                              $    750,514          $    904,681
 Accrued liabilities                                                        396,143               245,956
 Deferred revenue - current portion                                         400,000                     -
 Current portion of long-term debt                                          498,179             2,077,771
                                                               ------------------------------------------
Total current liabilities                                                 2,044,836             3,228,408

Deferred revenue - long-term portion                                      1,600,000                     -
Long-term debt                                                              200,455               698,633
Convertible debt                                                          4,344,612             2,052,889

Commitments

Stockholders' equity:
 Voting convertible preferred stock, $.01 par value;
 5,000,000 shares authorized; no shares outstanding                               -                     -
 Common stock, $.01 par value; 20,000,000
 shares authorized; 9,181,455 and
 8,607,022 shares issued and outstanding in
 1998 and 1997, respectively                                                 91,815                86,070
 Additional paid-in capital                                              84,434,213            81,424,341
 Accumulated deficit                                                    (73,422,491)          (62,504,924)
 Unrealized loss on securities available-for-sale                                 -                (5,064)
 Deferred compensation                                                      (69,149)             (130,312)
                                                               ------------------------------------------
Total stockholders' equity                                               11,034,388            18,870,111
                                                               ------------------------------------------
Total liabilities and stockholders' equity                             $ 19,224,291          $ 24,850,041
                                                               ==========================================


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                            Statements of Operations



                                                                               Year ended December 31
                                                                   1998                  1997                 1996
                                                         ---------------------------------------------------------------

Revenues:
 Collaborative agreements                                          $  8,962,813         $  1,976,500        $    759,122
 Grant and other income                                                  25,045                6,642              13,981
 Interest income                                                        634,569              794,968             936,397
                                                         ---------------------------------------------------------------
Total revenues                                                        9,622,427            2,778,110           1,709,500

Expenses:
 Research and development                                            16,941,652           15,169,731          14,188,836
 General and administrative                                           1,812,860            1,886,108           1,943,583
 Interest expense                                                       703,711              844,365             844,661
                                                         ---------------------------------------------------------------
Total expenses                                                       19,458,223           17,900,204          16,977,080

Equity in loss of unconsolidated affiliate                            1,081,771                    -                   -

Net loss                                                           $(10,917,567)        $(15,122,094)       $(15,267,580)
                                                         ===============================================================

Net loss per share                                                       $(1.22)              $(2.04)             $(2.61)
Shares used in computing net loss per share                           8,978,355            7,419,650           5,844,987


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.
                       Statements of Stockholders' Equity



                                                                                    Additional                    Unrealized
                                         Common Stock         Preferred Stock         Paid-In      Accumulated      Loss on
                                       Shares     Amount     Shares      Amount       Capital        Deficit      Securities
                                      ---------  --------   ---------   ---------   -----------    ------------  -----------
Balance at December 31, 1995            982,501   $ 9,825   2,231,960   $ 22,321    $40,725,061    $(32,115,250)     $     -
Conversion of preferred stock in
 connection with initial public
 offering                             2,231,960    22,321  (2,231,960)   (22,321)             -               -            -
Issuance of common stock relating
 to certain antidilution rights in
 connection with initial public
 offering                               841,279     8,412           -          -         (8,412)              -            -
Issuance of common stock for
 cash
 --initial public offering, net of
 issuance costs of $816,990           2,300,000    23,000           -          -     20,550,010               -            -
Issuance of common stock for
 cash
 -- other                               510,829     5,108           -          -      3,762,048               -            -
Payment on warrants                           -         -           -          -      1,800,000               -            -
Issuance of common stock for
 employee bonus                          18,810       188           -          -        187,912               -            -
Issuance of common stock under
 employee stock purchase plan            15,842       158           -          -        131,172               -            -
Compensation for issuance of
 common stock and options                     -         -           -          -        162,530               -            -
Issuance of common stock
 for services                             2,083        21           -          -         23,413               -            -
Issuance of common stock relating
 to certain royalty agreements           45,000       450           -          -        539,550               -            -
Unrealized loss on securities
 available-for-sale                           -         -           -          -              -               -       (9,214)
Net loss                                      -         -           -          -              -     (15,267,580)           -

Comprehensive income/(loss)
                                    -------------------------------------------------------------------------------------------

Balance at December 31, 1996          6,948,304   $69,483           -     $  -      $67,873,284    $(47,382,830)     $(9,214)

                                               Deferred
                                             Compensation       Total
                                             ------------   ------------
Balance at December 31, 1995                    $(163,989)  $  8,477,968
Conversion of preferred stock in
 connection with initial public
 offering                                               -              -
Issuance of common stock relating
 to certain antidilution rights in
 connection with initial public
 offering                                               -              -
Issuance of common stock for
 cash
 --initial public offering, net of
 issuance costs of $816,990                             -     20,573,010
Issuance of common stock for
 cash
 -- other                                               -      3,767,156
Payment on warrants                                     -      1,800,000
Issuance of common stock for
 employee bonus                                         -        188,100
Issuance of common stock under
 employee stock purchase plan                           -        131,330
Compensation for issuance of
 common stock and options                         (24,913)       137,617
Issuance of common stock
 for services                                           -         23,434
Issuance of common stock relating
 to certain royalty agreements                          -        540,000
Unrealized loss on securities
 available-for-sale                                     -         (9,214)
Net loss                                                -    (15,267,580)
                                                         ---------------
Comprehensive income/(loss)                                  (15,276,794)
                                             ---------------------------

Balance at December 31, 1996                    $(188,902)  $ 20,361,821

See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.
                       Statements of Stockholders' Equity



                                                                           Additional                    Unrealized
                                      Common Stock       Preferred Stock     Paid-In      Accumulated      Loss On
                                    Shares     Amount    Shares   Amount     Capital        Deficit      Securities
                                  ---------    -------   ------   ------   -----------    -------------  -----------
Balance at December 31, 1996      6,948,304    $69,483         -       -   $67,873,284    $(47,382,830)     $(9,214)
Issuance of common stock for
 cash
 --public offering, net of
 issuance costs of $634,796       1,400,000     14,000         -       -    10,551,204               -            -
Issuance of common stock for        212,766      2,128         -       -     2,497,872               -            -
 cash
Issuance of common stock for
 cash
 -- under stock option plan          30,001        300         -       -        51,404               -            -
Issuance of common stock under
 employee stock purchase plan        29,875        298         -       -       310,303               -            -
Issuance of common stock under
 401(k) plan-stock match             19,409        194         -       -       155,078               -            -
Cancellation of common stock
 relating to license agreement      (33,333)      (333)        -       -           333               -            -
Compensation for issuance of
 common stock and options                 -          -         -       -       (15,137)              -            -
Net loss                                  -          -         -       -             -     (15,122,094)           -
Change in unrealized loss on
 securities available-for-sale            -          -         -       -             -               -        4,150

Comprehensive income/(loss)               -          -         -       -             -               -
                                --------------------------------------------------------------------------------------

Balance at December 31, 1997      8,607,022     86,070         -       -    81,424,341     (62,504,924)      (5,064)
Issuance of common stock for        465,117      4,651                       2,495,349               -            -
 cash
Issuance of common stock for
 cash
 -- under stock option plan          21,689        217         -       -        45,545               -            -
Issuance of common stock under
 employee stock purchase plan        54,115        542         -       -       307,608               -            -
Issuance of common stock under
 401(k) plan-stock match             33,512        335         -       -       190,371               -            -
Compensation for issuance of
 common stock and options                 -          -         -       -       (29,001)              -            -
Change in unrealized loss
 on securities                            -          -         -       -             -               -        5,064
  available-for-sale
Net loss                                  -          -         -       -             -     (10,917,567)           -

Comprehensive income/(loss)
                                --------------------------------------------------------------------------------------
Balance at December 31, 1998      9,181,455    $91,815         -  $    -   $84,434,213    $(73,422,491)      $     -
                                ======================================================================================


                                         Deferred
                                       Compensation       Total
                                       ------------   ------------
Balance at December 31, 1996              $(188,902)  $ 20,361,821
Issuance of common stock for
 cash
 --public offering, net of
 issuance costs of $634,796                       -     10,565,204
Issuance of common stock for                      -      2,500,000
 cash
Issuance of common stock for
 cash
 -- under stock option plan                       -         51,704
Issuance of common stock under
 employee stock purchase plan                     -        310,601
Issuance of common stock under
 401(k) plan-stock match                          -        155,272
Cancellation of common stock
 relating to license agreement                                   -
Compensation for issuance of
 common stock and options                    58,590         43,453
Net loss                                          -    (15,122,094)
Change in unrealized loss on
 securities available-for-sale                    -          4,150
                                                     -------------
Comprehensive income/(loss)                            (15,117,944)
                                       ---------------------------

Balance at December 31, 1997               (130,312)    18,870,111
Issuance of common stock for                      -      2,500,000
 cash
Issuance of common stock for
 cash
 -- under stock option plan                       -         45,762
Issuance of common stock under
 employee stock purchase plan                     -        308,150
Issuance of common stock under
 401(k) plan-stock match                          -        190,706
Compensation for issuance of
 common stock and options                    61,163         32,162
Change in unrealized loss
 on securities                                    -          5,064
  available-for-sale
Net loss                                          -    (10,917,567)
                                                     -------------
Comprehensive income/(loss)                            (10,912,503)
                                       ---------------------------
Balance at December 31, 1998              $ (69,149)  $ 11,034,388
                                       ===========================

See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                            Statements of Cash Flows

                                                                                         Year ended December 31
                                                                                  1998            1997            1996
                                                                           -----------------------------------------------
Operating activities
Net loss                                                                      $(10,917,567)   $(15,122,094)   $(15,267,580)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation                                                                   1,670,825       1,665,044       1,648,435
  Amortization                                                                      92,107          74,051          40,747
  Equity in loss of unconsolidated affiliate                                     1,081,771               -               -
  Write-off of deferred patent costs                                                11,836          93,557
  Compensation related to common stock and options                                 278,150         280,177         889,151
  Compensation related to issuance of affiliate's stock                             81,000               -               -
  Compensation for forgiveness of notes
   receivable--related parties                                                     126,466          92,466          92,466
  Loss on sale of securities available-for-sale                                          -               -          13,140
  Gain on sale of investment in corporate partner                                  (25,045)              -               -
  Loss (gain) on disposal of equipment                                                 541          (1,126)              -
  Accrued interest included in convertible debt                                    291,723          52,889               -
  Changes in operating assets and liabilities:
   Accounts receivable                                                          (3,890,537)         65,978         (55,962)
   Prepaid expenses and other                                                       90,783          38,168         (55,882)
   Other assets                                                                    (18,087)       (277,807)        (29,260)
   Accounts payable--trade                                                        (154,167)        351,777           3,866
   Accrued liabilities                                                             150,186          29,340         130,226
   Deferred revenue                                                              2,000,000
   Deferred gain                                                                         -          (5,515)        (27,130)
                                                                           -----------------------------------------------
Net cash used by operating activities                                           (9,130,015)    (12,663,095)    (12,617,783)

Investing activities
Additions to property, plant, and equipment                                       (936,395)     (2,213,311)     (1,541,412)
Additions to deferred patent costs                                                (506,994)       (660,581)       (558,895)
Sale (purchase) of investment in corporate partner                                 275,045               -        (250,000)
Proceeds from sale of equipment                                                          -           2,600               -
Net sales of securities available-for-sale                                         804,680       3,748,005      (1,058,590)
Investment in unconsolidated affiliate                                          (2,022,987)              -               -
Transfer of restricted cash                                                         52,669         242,733         914,528
Loan repayments--related parties                                                     1,875           3,000          56,625
Loan advances--related parties                                                     (50,000)       (175,000)       (156,500)
                                                                           -----------------------------------------------
Net cash (used) provided by investing activities                                (2,382,107)        947,446      (2,594,244)

Financing activities
Net proceeds from sale of shares of common stock
 and of warrants                                                                 2,798,630      13,346,056      26,271,496
Payments under loan facilities                                                  (2,077,771)     (1,480,677)     (1,316,027)
Borrowings under loan facilities                                                 2,000,000       2,254,460       1,162,242
Payments on capital lease obligations                                                    -        (152,093)       (768,014)
                                                                           -----------------------------------------------
Net cash provided by financing activities                                        2,720,859      13,967,746      25,349,697
                                                                           -----------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (8,791,263)      2,252,097      10,137,670
Cash and cash equivalents at beginning of year                                  15,302,775      13,050,678       2,913,008
                                                                           -----------------------------------------------
Cash and cash equivalents at end of year                                      $  6,511,512    $ 15,302,775    $ 13,050,678
                                                                           ===============================================

See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                         Notes to Financial Statements

                               December 31, 1998


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

During 1998, the Company formed Atugen Biotechnology GmbH ("Atugen"), a German company located in Berlin. Atugen's primary goal is to utilize RPI's proprietary ribozyme and related technologies and accelerate gene function validation and discovery of human health therapeutic targets. Financing for Atugen was accomplished through a combination of venture capital, an investment by RPI and German government grants and loans. As part of the formation, Atugen received exclusive licenses to RPI patents and technologies for target validation and discovery. In addition, in 1998 Atugen acquired Transgenics Berlin-Buch GmbH ("Transgenics") in exchange for Atugen common stock, which allowed access to DNA "chip" technologies. As of December 31, 1998, the Company owned 49.5% of the Atugen voting stock and accounts for its investment in Atugen using the equity method. RPI plans to retain ownership in and have other on-going business relationships with Atugen.

Capital Requirements and Management's Plans

The Company incurred a net loss of $10,917,567 for the year ended December 31, 1998 and has a accumulated deficit of $73,422,491 at December 31, 1998.

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

                         Ribozyme Pharmaceuticals, Inc.

1. Summary of Significant Accounting Policies (continued)

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Useful lives of laboratory equipment and furniture are estimated at five years and all computer equipment is estimated at three years. Leasehold improvements and equipment subject to financing obligations are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Deferred Patent Costs

The Company capitalizes legal costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, using the straight-line method. On a quarterly basis, the Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

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

New Accounting Pronouncements

In 1997 the FASB issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which were adopted by the Company during 1998. As a result of the adoption of Statement 130, the Company has reported comprehensive income (loss) as a component of the Statement of Stockholders' Equity. There was no change in the Company's financial reporting as a result of the adoption of Statement 131.

Reclassifications


Certain amounts in the December 31, 1997 financial statements were reclassified to conform with the December 31, 1998 presentation. These reclassifications had no impact on the reported results of operations.

2. Securities Available-for-Sale

Management has determined that at December 31, 1998 all marketable securities held by the Company were cash and cash equivalents. At December 31, 1997 management determined that certain marketable securities held by the Company at December 31, 1997 were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. There were no gross realized gains or losses on sales of securities available-for-sale in 1998 or 1997.

                         Ribozyme Pharmaceuticals, Inc.

3. Long-Term Debt

Long-term debt as of December 31 consists of the following:

                                                                          1998                1997
                                                                 ----------------------------------------
Equipment loan (I)                                                 $                -          $  263,301
Tenant interest loan (II)                                                           -             496,066
Tenant improvement and equipment loan (II)                                          -             972,703
Equipment loan (III)                                                          698,634           1,044,334
Convertible debt (IV)                                                       4,344,612           2,052,889
                                                                     ----------------     ---------------
                                                                           $5,043,246          $4,829,293
                                                                 ========================================

I. During 1994, the Company obtained a tenant improvement loan of $1,000,000 for leasehold improvements and an equipment loan to purchase up to $1,500,000 of equipment. The interest rate on borrowings under these loan facilities was 10.00% at December 31, 1997. The agreement required monthly principal and interest payments through August 1998, at which time the loan was paid in full.

II. In April 1995, the Company obtained a loan of $1,000,000 collateralized by its tenant interest and certain existing leasehold improvements, and an additional loan to purchase up to $1,500,000 of leasehold improvements and equipment. The terms of the agreement call for fixed monthly principal and interest payments through October 1998, assuming the Company exercised a prepayment option. In December 1998, the Company exercised the prepayment option and paid off the loan at its carrying amount.

                         Ribozyme Pharmaceuticals, Inc.

3. Long-Term Debt (continued)


III. In December 1995, the Company negotiated an additional equipment credit facility of $2,000,000 with a financial institution. The facility commitment was terminated on June 30, 1997. The agreement requires monthly principal and interest payments through April 2000, at which time a final payment of $283,328 is due in full. The interest rate on these borrowings was 12% at December 31, 1998 and 1997.

IV. In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company may borrow from the partner up to $2.0 million annually for each of the next five years. The loans are collaterallized 50% by equipment purchases. The loans carry an interest rate of 8% per annum and under certain circumstances are convertible into equity at the option of the corporate partner. Principal and interest payments on the loans are deferred until maturity of the loans which is in April 2004. The collaboration and loan facility may be terminated at the option of the partner any time.

Cash paid for interest for the years ended December 31, 1998, 1997 and 1996 was $411,988, $791,476 and $844,661, respectively. At December 31, 1998 the carrying amounts of the Company's long-term debt approximates fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

All assets acquired under the above loan facilities represent collateral for the amounts outstanding. In addition, the Company was required to maintain minimum cash balances in the form of certificates of deposit with a financial institution, in the amount of $0 and $52,669 at December 31, 1998 and 1997, respectively. These amounts are presented as restricted cash in the accompanying balance sheets.

As of December 31, 1998, maturities of long-term debt are as follows:

                                              Amount
                                      --------------------
1999                                            $  498,179
2000                                               200,455
2001                                                     -
2002                                                     -
2003                                                     -
Thereafter                                       4,344,612
                                      --------------------
                                                $5,043,246
                                      ====================

4. Leases

The Company leases office space under a noncancelable operating lease which was extended until June 2007. Total rent expense, including miscellaneous laboratory equipment rentals, was $493,188, $443,796 and $496,774 in 1998, 1997 and 1996 respectively.

                         Ribozyme Pharmaceuticals, Inc.

The Company's lease commitments at December 31, 1998 are as follows:


                                                                      Operating
                                                                        Lease
                                                               ----------------------
1999                                                                       $  478,516
2000                                                                          363,480
2001                                                                          363,480
2002                                                                          363,480
2003                                                                          363,480
2004 and thereafter                                                         1,272,180
                                                               ----------------------
                                                                           $3,204,616
                                                               ======================

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

Below is a summary of common stock reserved by the Company at December 31, 1998 for issuance upon the exercise of the various options, warrants and the 401(k) and purchase plans.

                                                               Shares
                                                       --------------------
Stock option plans                                                1,479,173
Employee stock purchase plan                                        200,168
Employee 401(k) stock match                                         247,079
Warrants at $15.75 per share                                         10,793
Warrants at $40.50 per share                                         11,111
Warrants at $22.50 per share                                        465,554
                                                       --------------------
                                                                  2,413,878
                                                       ====================

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

During the third quarter of 1998, the Company offered a repricing of existing stock options to all of its current employees. Pursuant to the offer, all non-executive employees were allowed to exchange each existing stock option for a newly priced stock option one for one, with the new stock options having an exercise price equal to the current market price of the underlying common stock. If exchanged, the vesting term would start over beginning on the date of exchange. A similar offer was given to all executives, except the options were exchanged at a one for .75 ratio. As a result of the offer, 890,921 options were canceled and 747,060 options were granted, effective September 18, 1998.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 1998, 1997 and 1996, the Company recorded $32,162, $43,453 and $137,617, respectively, of compensation relating to the grant of stock options and the Antidilution Agreement, all of which relates to pre-IPO issuances which have been deferred until vesting has been completed.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.7%, 6.4% and 6.3%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .967, .638 and .566; and a weighted-average expected life of the option of 6 years. The weighted average fair value of stock options granted during 1998, 1997 and 1996 was $4.04, $5.88 and $6.59, respectively.

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

                         Ribozyme Pharmaceuticals, Inc.

6. Stock Option Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            1998                   1997                   1996
                                                  --------------------------------------------------------------------
Pro forma net loss                                          $(11,948,280)          $(16,153,548)          $(15,554,890)
Pro forma loss per share                                           (1.33)                 (2.18)                 (2.66)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma net loss may not be representative of that to be expected in future years.

Changes in stock options for the years ended December 31, 1998 and 1997 were as follows:

                                                                                            Exercise
                                                                      Options                 Price
                                                               ---------------------------------------------
Outstanding at December 31, 1995                                           367,838           $ .45 - $  5.40
Options granted                                                            508,652           $2.70 - $ 19.00
Options exercised/canceled                                                (197,067)          $ .45 - $  5.40
                                                               ---------------------------------------------

Outstanding at December 31, 1996                                           679,423           $ .45 - $ 19.00
Options granted                                                            604,300           $7.50 - $ 13.50
Options exercised/canceled                                                 (64,833)          $ .45 - $ 19.00
                                                               ---------------------------------------------
Outstanding at December 31, 1997                                         1,218,890           $ .45 - $ 15.25
Options granted                                                          1,174,560           $3.00 - $  8.13
Options exercised/canceled                                              (1,045,878)          $ .45 - $ 15.25
                                                               ---------------------------------------------
Outstanding at December 31, 1998                                         1,347,572           $ .45 - $ 12.78
                                                               =============================================

The weighted average exercise price of options outstanding at December 31, 1998, 1997 and 1996 was $4.21 and $9.31 and $8.93, respectively.

Stock options vest as follows:

                                                                 Options
                                                        ------------------------
Currently exercisable                                                    258,279
1999                                                                     219,492
2000                                                                     176,592
2001                                                                     159,938
2002                                                                     149,583
2003 and thereafter                                                      172,160
Contingent vesting                                                       211,528
                                                        ------------------------
Total                                                                  1,347,572
                                                        ========================

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

In March 1998, the Company entered into a Target Validation agreement with Parke-Davis. The agreement gives Parke-Davis access to the Company's proprietary ribozyme technology which will assist Parke-Davis in determining which genes are valid therapeutic targets. Under the terms of the contract, the Company will design and synthesize ribozymes against target genes designated by Parke-Davis and perform various studies to determine the level of gene expression inhibition achieved. Parke-Davis will fund the research and may provide milestone payments or success fees to the Company if Parke-Davis uses the information to derive compounds to take into development.

Dow Agrosciences

In September 1993, the Company entered into a research and development study with Dow Agrosciences (the "Feasibility Study") to demonstrate the stable integration and the effective use of ribozymes to alter corn composition. Pursuant to the terms of the Feasibility Study, Dow Agrosciences reimbursed the Company for all of its expenses related to the Feasibility Study and, in 1994, purchased 41,666 shares of Series D preferred stock at a price of $36.00 per share, for a total equity investment of $1,500,000. All preferred shares were converted into 41,666 shares of common stock upon completion of the Company's initial public offering.

The Feasibility Study was completed in 1997 and the parties entered into a long-term license agreement for the development and commercialization of ribozymes to the targets of interest. As consideration for the long-term license agreement, 41,666 shares of common stock held by Dow Agrosciences were returned to the Company. The Company canceled 33,333 of the shares and reissued the remaining 8,333 shares to CTI as a consideration of royalty, due to the license transaction.

                         Ribozyme Pharmaceuticals, Inc.

7. Collaborative Agreements (continued)

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

In September 1998, the Company received a $2.5 million option payment from Chiron related to the possible joint product development of ANGIOZYME. In December 1998, Chiron paid the final option payment of $2.5 million to guarantee its position as a joint collaborator for the development of ANGIOZYME. In addition, and coinciding with the second option payment, Chiron agreed to share equally in the costs of product development of ANGIOZYME. In 1998, the Company recorded $1,048,138 in revenues related to Chiron product development payments.

Pharmacia Biotech AB

In November 1995, the Company and Pharmacia Biotech AB entered into a collaboration and license agreement for the improvement of production scale synthesis of RNA and chimeric oligonucleotides. The goal of the collaboration is to reduce the cost of manufacturing ribozymes and other oligonucleotide products. Pharmacia Biotech AB will provide research funding, synthesis support and instrumentation, while RPI will receive royalties on the sales of modified RNA oligonucleotides and non-DNA primer support. As of December 31, 1998, the Company has received $731,500 in funding pursuant to the agreement.

                         Ribozyme Pharmaceuticals, Inc.

7. Collaborative Agreements (continued)

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

Schering AG made an equity investment in the Company in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided a loan of $2.0 million in 1997, and subsequently $2.0 million in 1998. Schering AG will continue to provide loans of up to $2.0 million annually for each of the next three years, provided that the collaboration is continued in each of those years. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of
credit must be collateralized by equipment purchases.   The loans, which carry
an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At December 31, 1998, the outstanding borrowings of $4.3 million were convertible into approximately 992,000 shares of the Company's common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. In addition, Schering AG made research payments of $2.0 million and $1.5 million in 1998 and 1997, respectively. Provided that the collaboration is continued, Schering AG will make research payments of $2 million a year for each year through April 2001. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non-ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. Upon payment of termination fees paid to the Company, the research collaboration may be terminated at Schering AG's option any time.

Roche Bioscience

In May 1998, the Company entered into a Target Validation agreement with Roche Bioscience. The agreement gives Roche Bioscience access to the Company's proprietary ribozyme technology which will assist Roche Bioscience in determining which genes are valid therapeutic targets. Under the terms of the contract, the Company will design and synthesize ribozymes against target genes designated by Roche Bioscience and perform various studies to determine the level of gene expression inhibition achieved. Roche Bioscience will fund the research and may provide milestone payments or success fees to the Company if Roche Bioscience uses the information to derive compounds to take into development.

                         Ribozyme Pharmaceuticals, Inc.

8. Commitments and Contingency

At the core of the Company's technology are inventions and patents of the University of Colorado ("CU") which were developed by Dr. Thomas R. Cech and various associates of Dr. Cech. Pursuant to the policies of CU, these inventions and the patents issued thereon, (the "Cech Technology") became the property of CU. The Cech Technology was assigned to CU's affiliate, University Research Corporation ("URC"), which in turn assigned the rights to license certain of the Cech Technology to Competitive Technologies, Inc. ("CTI"), formerly known as University Patents, Inc. United States Biochemical Corporation ("USB") licensed the Cech Technology pursuant to two sublicenses. One of these sublicenses was for the Cech Technology held by CTI. In November 1996, USB assigned to the Company its rights under the sublicense from CTI and the Company entered into an amended and restated license with CTI. The Company also has obtained a license from URC and a sublicense from USB for other Cech Technology held by URC. The CTI license, URC license and USB sublicense together grant the Company the exclusive (except for non-commercial academic research) worldwide right, among other things, to make, use and sell RNA enzymes covered by licensed patents and products incorporating them. The URC license and USB sublicense are fully paid. The CTI license provides for the payment of a royalty on sales of products incorporating RNA enzymes, covered by licensed patents, and for certain minimum annual royalties. The Company may grant sublicenses to the licensed technology subject to the payment to CTI of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, the Company must pay CTI a share of any option fee, license fee, prepaid royalty or other "front-end" fee other than research and development funding paid in connection with such sublicense. At the Company's discretion, the payment may be in either cash or equity.

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

During 1996, the Company eliminated the royalty arrangement in exchange for 45,000 shares of its common stock. The Company recognized expense related to the exchange of $540,000 during 1996. The Company's final payment under the above unrestricted grant was $113,000, which was paid in 1998.

The Company is involved in legal proceedings which have arisen in the ordinary course of business. In the opinion of management the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or operations.

                         Ribozyme Pharmaceuticals, Inc.

9. Related Party Transactions

At December 31, 1998, 1997 and 1996, the Company had a total of $280,932, $320,000, and $225,000, respectively, of non-interest bearing loans due from officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed 5 years. The Company forgave $126,466, $80,000 and $85,000 of these loans during each of the years ending December 31, 1998, 1997 and 1996, respectively.

10. Formation of Atugen, an unconsolidated German Affiliate

In 1998, the Company transferred its gene function and target validation business and technology to Atugen, a separately funded German affiliate. Financing for Atugen was accomplished through an equity investment of $2.0 million from RPI, a venture capital investment of $7.0 million and a commitment by the German government to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, RPI retained a 49.5% ownership in Atugen. In connection with its formation, Atugen received exclusive royalty free licenses to RPI patents and technologies for target validation and discovery in exchange for a one-time $2.0 million payment which was received by RPI in January 1999. The entire amount of this one-time payment has been deferred as of December 31, 1998 and will be amortized over the five year term of the license agreement and reflected in the Company's equity in earnings or loss of this unconsolidated affiliate.

According to a service agreement executed by both parties, RPI will provide management support, technologies, facilities and reagents to Atugen for reasonable fees. RPI will retain rights to develop ribozyme therapeutic agents against targets validated by Atugen.

In 1998, RPI gave to its officers and certain other employees stock representing a 5.5% interest in the newly formed Atugen at no personal cost to the individuals. As a result, the Company's 1998 Statement of Operations includes $81,000 of compensation related to the share grant.

                         Ribozyme Pharmaceuticals, Inc.

11. Income Taxes

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

At December 31, 1998, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

                                                   Net               Research and             State
                                                Operating            Development            Investment
Expiration Date                                   Losses               Credits               Credits
-----------------------------------------------------------------------------------------------------------
1999                                                $         -            $        -               $14,000
2000                                                          -                     -                11,000
2001                                                          -                     -                 6,000
2007                                                  3,506,000               101,000                     -
2008                                                  7,363,000               185,000                     -
2009                                                  9,239,000               316,000                     -
2010                                                 11,953,000               139,000                     -
2011                                                 15,125,000               181,000                     -
2012                                                 15,291,000               297,000                     -
2018                                                 11,248,000               298,000
                                         ------------------------------------------------------------------
Total                                               $73,725,000            $1,517,000               $31,000
                                         ==================================================================

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

The components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                     1998                    1997
                                           -----------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards                    $ 27,499,000             $ 23,324,000
 Research and development and state
  investment credit carryforwards                       1,516,000                1,102,000
 Depreciation                                             639,000                  618,000
 Other                                                     62,000                   12,000
                                           -----------------------------------------------
                                                       29,716,000               25,056,000
 Valuation allowance                                  (28,610,000)             (24,097,000)
                                           -----------------------------------------------
 Net deferred tax assets                                1,106,000                  959,000

Deferred tax liabilities:
 Deferred patent costs                                  1,084,000                  936,000
 Other                                                     22,000                   23,000
                                           -----------------------------------------------
Total deferred tax liabilities                          1,106,000                  959,000
                                           -----------------------------------------------
                                                       $        -            $           -
                                           ===============================================


11.  Employee Savings Plan

The Company has a 401(k) plan which allows participants to contribute 1% to 15% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company's common stock. In both 1998 and 1997, the Board approved a 50% common stock match equal to total participant deferrals made in each respective year. The Company stock match is subject to vesting restrictions.

                         Ribozyme Pharmaceuticals, Inc.

12.  Subsequent Event

In March 1999, the Company entered into a collaboration with Eli Lilly and Company ("Lilly") to conduct research, development and commercialization of HEPTAZYME, the Company's ribozyme for the treatment of hepatitis C virus ("HCV") infection. Under the terms of the agreement, the Company will receive approximately $9.2 million in 1999, which includes initial fees, funding for research and clinical trial expenses, and an equity investment. In addition, the Company may receive success fees related to various development milestones and royalties on future sales of products developed related to the collaboration. Lilly will receive the exclusive worldwide commercialization rights to products that result from this collaboration, including the HEPTAZYME product. The Company has retained certain rights to manufacture HEPTAZYME products resulting from the collaboration.