Form 10-Q
period 1999-03-31
RIBOZYME PHARMACEUTICALS INC
filed 1999-05-06
CIK 892112

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended March 31, 1999

                                       or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 26, 1999 was 9,186,504.

                         RIBOZYME PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                           PAGE
                                                                         ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 1999 (unaudited) and
         December 31, 1998............................................   3

         Condensed Statements of Operations - Three Months Ended
         March 31, 1999 and 1998 (unaudited)..........................   4

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 1999 and 1998 (unaudited)..........................   5

         Notes to Condensed Financial Statements (unaudited)..........   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................  13

SIGNATURES............................................................  14

Exhibit Index.........................................................  15


PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                       ASSETS
                       ------
                                                       March 31,     December 31,
                                                          1999           1998
                                                      ------------   ------------
                                                      (unaudited)
Current assets
--------------
 Cash and cash equivalents                            $  4,805,279   $  6,511,512
 Securities available-for-sale                             996,475
 Accounts receivable                                     2,131,728      1,163,388
 Accounts receivable-related parties                     1,368,044      2,735,193
 Prepaid expenses and other current assets                 249,671        203,232
                                                      ------------   ------------
Total current assets                                     9,551,197     10,613,325

Property, plant and equipment at cost,
 net of accumulated depreciation                         4,244,469      4,222,194

Notes receivable-related parties                           138,000        162,466
Patent costs, net                                        2,926,696      2,905,575
Investment in Atugen Biotechnology GmbH                    365,592        860,216
Other assets                                               457,590        460,515
                                                      ------------   ------------

Total assets                                          $ 17,683,544   $ 19,224,291
                                                      ============   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities
-------------------
 Accounts payable-trade                               $  1,527,816   $    750,514
 Accrued expenses                                          321,159        396,143
 Deferred revenue, current portion-related parties         400,000        400,000
 Current portion of long-term debt                         442,512        498,179
                                                      ------------   ------------
Total current liabilities                                2,691,487      2,044,836

Deferred revenue, long-term portion-related parties      1,499,999      1,600,000
Long-term debt                                             160,254        200,455
Convertible debt-related parties                         5,427,529      4,344,612

Stockholders' equity
--------------------
 Common stock                                               91,854         91,815
 Additional paid-in capital                             84,439,192     84,434,213
 Deferred compensation and other                           (69,286)       (69,149)
 Accumulated deficit                                   (76,557,485)   (73,422,491)
                                                      ------------   ------------
Total stockholders' equity                               7,904,275     11,034,388
                                                      ------------   ------------

Total liabilities and stockholders' equity            $ 17,683,544   $ 19,224,291
                                                      ============   ============

See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                        ----------------------
                                                        1999              1998
                                                        ----              ----
Revenue
 Collaborative agreements                             $ 1,701,235    $   740,000
 Other income                                                             25,045
                                                      -----------    -----------
Total revenues                                          1,701,235        765,045

Expenses
 Research and development                               3,760,433      5,000,870
 General and administrative                               559,296        467,205
                                                      -----------    -----------
Total expenses                                          4,319,729      5,468,075

Operating loss                                         (2,618,494)    (4,703,030)

Other income (expense)
 Interest income                                           90,215        212,329
 Interest expense                                        (112,091)      (169,637)
 Equity in loss of unconsolidated affiliate              (494,624)
                                                      -----------    -----------
Total other income (expense)                             (516,500)        42,692

Net loss                                              $(3,134,994)   $(4,660,338)
                                                      ===========    ===========

Net loss per share                                         $(0.34)        $(0.54)

Shares used in computing net loss per share             9,182,095      8,608,740
                                                      ===========    ===========


See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three months ended
                                                             March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    -------------  -------------

Operating Activities
Net loss                                             $(3,134,994)   $(4,660,338)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                           416,649        450,025
 Equity in loss of unconsolidated affiliate              494,624
 Compensation for forgiveness of notes
   receivable-related parties                             52,466         52,466
 Gain on sale of investment in corporate partner                        (25,045)
 Accrued interest included in convertible debt            82,917         20,667
 Changes in operating assets and liabilities:
   Accounts receivable                                   398,809            544
   Prepaid expenses and other current assets             (39,438)        49,255
   Other assets                                            2,925         (9,688)
   Accounts payable-trade                                777,301        700,285
   Accrued expenses                                      (74,984)      (146,406)
   Deferred revenue-related parties                     (100,001)
                                                     -----------    -----------
   Net cash used in operating activities              (1,123,726)    (3,568,235)

Investing activities
 Additions to property, plant and equipment             (413,124)      (404,708)
 Additions to deferred patent costs                      (46,921)      (130,813)
 Net purchases of securities available-for-sale         (996,611)    (1,008,710)
 Sale of investment in corporate partner                                275,045
 Transfer of restricted cash                                             22,573
 Loan repayments-related parties                                          1,875
 Loan advances-related parties                           (35,000)
                                                     -----------    -----------
 Net cash used in investing activities                (1,491,656)    (1,244,738)

Financing activities
 Net proceeds from sale of common stock                    5,018          7,136
 Payments under loan facilities                          (95,869)      (334,662)
 Borrowings under loan facilities                      1,000,000      1,000,000
                                                     -----------    -----------
 Net cash provided by financing activities               909,149        672,474

Net decrease in cash and cash equivalents             (1,706,233)    (4,140,499)
Cash and cash equivalents at beginning of period       6,511,512     15,302,775
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 4,805,279    $11,162,276
                                                     ===========    ===========


See notes to condensed financial statements.

                         RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K/A for the year ended December 31, 1998.

Note 2:  Formation of Atugen, GmbH

         In December 1998, we transferred our gene function and target validation business and technology to Atugen Biotechnology, GmbH, a newly formed German corporation. Financing for Atugen GmbH was accomplished through investments and commitments of approximately $20 million, including an equity investment of $2.0 million from us, a venture capital investment of $7.0 million and a commitment by German government agencies to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, we retained a 49.5% ownership in Atugen GmbH. In connection with its formation, Atugen GmbH received exclusive royalty free licenses to our patents and technologies for target validation and discovery in exchange for a one-time $2.0 million payment which we received in January 1999. We have deferred the $2.0 million license payment and will recognize it ratably over the five year term of the license agreement. Atugen GmbH has deferred the entire amount of this one-time payment as of December 31, 1998 and will amortize the expense over the five year term of the license agreement. Atugen GmbH's expense of the license agreement will be reflected in our equity in earnings or loss of this unconsolidated affiliate.

         According to a service agreement executed by both parties, we will provide management support, technologies, facilities and reagents to Atugen for reasonable fees. We will retain rights to develop oligonucleotide therapeutic agents against targets validated by Atugen.

Note 3:  Collaboration with Eli Lilly and Company

         In March 1999, we entered into a collaboration with Eli Lilly and Company to conduct research, development and commercialization of HEPTAZYME, our ribozyme for the treatment of Hepatitis C virus infection. Under the terms of the agreement, we will receive approximately $1.7 million in 1999 in research revenues to fund research and other RPI expenses. In addition, in April
1999, Lilly purchased five shares of our Series L preferred stock for $7.5 million. We may receive success fees related to various development milestones and royalties on future sales of products developed related to the collaboration. Lilly will receive the exclusive worldwide commercialization rights to products that result from this collaboration, including the HEPTAZYME product. We have retained certain rights to manufacture HEPTAZYME products resulting from the collaboration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of our Business

         Ribozyme Pharmaceuticals was founded to develop commercial products and services based upon the significant potential of "ribozymes," a discovery of Professor Thomas R. Cech for which he shared a Nobel Prize. Our primary business focus is to use our technology to develop a new class of drugs consisting of ribozymes to treat or prevent human disease. We are in various stages of clinical trials and preclinical development for two lead product candidates: ANGIOZYME for the treatment of solid tumor cancers and HEPTAZYME for the treatment of Hepatitis C. Chiron Corporation is our collaborator for the development and commercialization of ANGIOZYME and Eli Lilly and Company is our collaborator for the development and commercialization of HEPTAZYME. We have gene function identification and target validation agreements with Schering AG, Roche Bioscience and GlaxoWellcome. In addition, we have existing gene function identification and target validation agreements with Chiron and Parke-Davis which are substantially complete, but we may be obligated to perform additional work.

         We recently completed Phase Ia clinical trials in normal volunteers for our most advanced product candidate, ANGIOZYME. We began Phase Ib trials in cancer patients in the first quarter of 1999 and expect to commence Phase II trials before the end of 1999. We expect to file an IND for our second product candidate, HEPTAZYME, in the fourth quarter of 1999 and commence clinical trials in 2000. To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate any in the foreseeable future. Our revenues consist primarily of research payments and milestones from our collaborators. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

         We expect to commit significant additional resources conducting these clinical trials for ANGIOZYME, as well as for clinical trials for other potential product candidates. In addition, although we believe our existing manufacturing facilities and those available from contract manufacturers will be satisfactory for the manufacture of our current product candidates through clinical trials, we will need to commit significant resources in order to support manufacture on a commercial scale.

         We have not been profitable since inception and have an accumulated deficit of $76.6 million as of March 31, 1999. Losses have resulted primarily from our research and development programs. We anticipate incurring additional losses as ANGIOZYME and HEPTAZYME advance through clinical development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each agreement. Milestone performance criteria is specific to each agreement and based on our future performance. In some instances, milestone payments may be forfeited if a goal is not accomplished within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

         In 1998, we announced the formation of a new company, Atugen Biotechnology GmbH, in Berlin, Germany that utilizes our proprietary ribozyme and related technologies as a continuation of our target validation and discovery business. The formation of Atugen GmbH took place through private sector investments and funding commitments from the German government as part of its initiative to encourage new biotechnology investments in Germany. In 1998, we transferred our gene identification and target validation technology to Atugen GmbH in exchange for a substantial equity interest. We plan to have an on-going business relationship with Atugen GmbH.

         We expect to continue our existing gene identification and target validation agreements with our collaborators by subcontracting services to Atugen GmbH. Atugen GmbH will enter into future gene identification and target validation agreements directly with collaborators, but we will retain rights to use the technology internally, and develop oligonucleotides as therapeutic agents against all targets validated by Atugen GmbH. In 1998, we received a one-time license fee from Atugen GmbH for the exclusive rights to our gene identification and target validation technology. In our on-going relationship with Atugen GmbH, we will receive payments for:

         *  management and administrative services we provide,
         *  oligonucleotides and other chemicals, and
         *  prosecution of relevant patents.

In addition, we will retain exclusive manufacturing rights to oligonucleotide therapeutic agents resulting from validation services. Atugen GmbH will be reimbursed for any subcontracting services it provides to us on a full time equivalent basis.

Results of Operations

Three Months Ended March 31, 1999 and 1998

         Collaborative revenues increased to $1.7 million for the three months ended March 31, 1999, from $740,000 for the corresponding period in 1998. The increase is primarily due to $1.1 million in revenues recorded from Chiron related to joint product development of ANGIOZYME. According to the Chiron agreement, Chiron and RPI share equally in the clinical trial costs of ANGIOZYME, and for the first quarter of 1999, RPI incurred virtually all expenses related to ANGIOZYME. Revenue recorded from Chiron is for research and development expenses already incurred and no further obligation exists between us and Chiron related to revenues recognized. Future Chiron revenues related to the joint development of ANGIOZYME will be variable and depend on the stage of ANGIOZYME clinical development. In addition, during the first quarter of 1999, $593,000 in revenue was recorded in connection with our the service agreement with Atugen GmbH. Atugen GmbH pays for reagents and management and administrative services we provide. Atugen Gmbh revenues are earned as the products and services are provided. Future revenues will depend on the level of activities performed by us for Atugen Gmbh. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones.

         In January 1998, we recorded as other income a gain of $25,000 from the sale of stock in a privately held corporate partner back to that corporate partner. We purchased this stock in the first quarter of 1996 for $250,000.

         Research and development expenses decreased to $3.8 million for the three months ended March 31, 1999, compared to $5.0 million for the corresponding period in 1998. The decrease was primarily due to transferring our gene identification and target validation business to Atugen GmbH. In January 1999, Atugen USA, a wholly-owned subsidiary of Atugen GmbH, was incorporated and subsequently all gene identification and target validation expenses previously charged to us were transferred to Atugen USA. Expenses of approximately $797,000 were recorded by Atugen USA during the first quarter of 1999, which included payroll, facility and general expenses for approximately fifteen employees transferred to Atugen USA. Expenses for the approximately fifteen employees transferred to Atugen USA were included in our 1998 first quarter amount, but were not included in the 1999 amount. However, we expect research and development expenses to increase as we expand our development programs for ANGIOZYME and HEPTAZYME, including pre-clinical studies and clinical trials.

         General and administrative expenses increased to $559,000, for the three months ended March 31, 1999, compared to $467,000 for the corresponding period in 1998. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

         Interest income has decreased to $90,000 for the three months ended March 31, 1999 compared to $212,000 for the corresponding period in 1998. The decrease is due to lower average balances in our cash and cash equivalents and securities available-for-sale during the first quarter of 1999, as compared to the same quarter in 1998. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         Interest expense decreased to $112,000 for the three months ended March 31, 1999 compared to $170,000 for the corresponding period in 1998. The decrease is due to the payoff of a loan for tenant improvements and equipment in December 1998. However, interest expense is expected to increase as we arrange for additional financing for future operation of our business.

         Equity in loss of unconsolidated affiliate was $495,000 for the period ending March 31, 1999. No expense was required or recorded in the corresponding period in 1998. The expense is in connection with our initial cash investment of $2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen GmbH in 1998. At March 31, 1999, we owned 83.2% of Atugen GmbH's outstanding common stock and, as a result, we recorded our share of Atugen GmbH's first quarter net loss of $595,000, resulting in equity in loss of unconsolidated affiliate of $495,000. At March 31, 1999, our remaining net investment in Atugen GmbH was $366,000, which we expect to eliminate entirely during the remainder of 1999 as we share further in Atugen GmbH's anticipated losses.

Liquidity and Capital Resources

         We have financed our operations since inception through public offerings in April 1996 and October 1997, private placements of preferred stock, loans from financial institutions and funds received under our collaborative agreements with a number of corporate partners. From inception through March 31, 1999, we have received approximately:

         *  $29.0 million in net proceeds from private placements,
         *  $31.1 million in net proceeds from public offerings,
         *  $41.9 million from our collaborations, and
         *  $9.8 million in equipment financing.

         We had cash, cash equivalents and securities available-for-sale of $5.8 million at March 31, 1999, compared to $6.5 million at December 31, 1998. The $700,000 decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $1.1 million used for operations, $460,000 used for investments in equipment and patents, and $140,000 in loan payments, loan advances and expenses related to a stock offering, offset by loan proceeds of $1.0 million.

         We invest our cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

         Schering AG made a $2.5 million equity investment in us in May 1997 in exchange for 212,766 shares of common stock and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997 and 1998. In addition, we received $1.0 million on this loan facility in January 1999. Schering AG will continue to provide loans of up to $2.0 million annually for each of the next three years, provided that the collaboration is continued, at Schering AG's option, in each of those years. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. At March 31, 1999, the outstanding borrowings of $5.4 million were convertible into approximately 1.1 million shares of our common stock.
Principal and interest payments are deferred until maturity of the loans which is April 2004. In addition, Schering AG made research payments of $500,000, $2.0 million and $1.5 million in 1999, 1998 and 1997, respectively. If the collaboration is continued, Schering AG will make research payments of $2.0 million a year for each year through April 2002. We may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of products resulting from the collaboration. Schering AG may terminate the research collaboration at any time by paying us termination fees.

         In March 1999, we entered into a collaboration with Eli Lilly and Company pursuant to which Lilly was granted the exclusive worldwide right to develop and commercialize HEPTAZYME and any other ribozyme drug for the treatment of Hepatitis C infection. If Lilly abandons or does not diligently pursue the development of HEPTAZYME or another ribozyme drug for the treatment of Hepatitis C infection, all rights to HEPTAZYME and such other ribozymes revert to us, subject to the right of Lilly to receive royalty payments, if applicable, on the sale of products developed by us or our third-party collaborators.

         Lilly will pay us $9.2 million in 1999, which includes:

         * $1.7 million for funding for research and clinical trial materials, and
         * $7.5 million equity investment.

Including development milestones, which we will be entitled to receive if a commercial product is offered for sale in the United States, Europe and Japan, we could receive as much as $38 million including the $9.2 million set forth above. In addition we will be entitled to royalties on the sale of products developed pursuant to the collaborations. We could also realize increased revenues from product manufacturing and research.

         Total additions for property, plant and equipment for the three months ended March 31, 1999 were $413,000, all of which were financed through our existing loan facility from Schering AG.

         We anticipate that our existing financial resources, the equity investment from Lilly, expected revenues from our collaborations and the estimated proceeds of expected offerings should be adequate to satisfy our anticipated capital requirements through 2001. We expect to incur substantial additional research and development costs, including costs related to:

         * our research, drug discovery and development programs,
         * preclinical and clinical trials of our products, if developed,
         * our acquisition of interests in products or services currently held by third parties,
         * prosecuting and enforcing patent claims,
         * general administrative and legal items, and
         * manufacturing and marketing of products, if any.

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

         We have developed and are implementing a contingency plan including the following:

         * maintaining all data in hard copy that is generated or collected by our vendors, suppliers and collaborators so any loss of data due to year 2000 problems could be re-entered manually,
         * maintaining all of our accounting records in hard copy so that we can continue to manually pay vendors, employees, consultants and collaborators in the event that our accounting software or other computer programs or systems malfunction,
         * maintaining hard copies of all scientific and business related electronic data,
         * archiving critical business paperwork,
         * scheduling manufacturing campaigns not to extend or overlap the year 2000 time change, and
         * upgrading security systems.

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

         Statements in this Form 10-Q which are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in our operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in our 10-K/A for the year ended December 31, 1998 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from us.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)
          3(ii)    Restated Bylaws (2)
          27       Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K, dated March 19, 1999, which reported a Participation Agreement, as amended, dated August 31, 1998, and related documents between Ribozyme Pharmaceuticals, Inc. and Atugen Biotechnology, GmbH.


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

                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:    May 6, 1999           By:  /s/ RALPH E. CHRISTOFFERSEN
          -----------               ----------------------------
                                    Ralph E. Christoffersen
                                    President and Chief
                                    Executive Officer

Dated:    May 6, 1999           By:  /s/ LAWRENCE E. BULLOCK
          -----------                -----------------------
                                    Lawrence E. Bullock
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 Exhibit Index


  Exhibit                         Exhibit
    No.                         Description
------------  -----------------------------------------------------
3(i)          Amended and Restated Certificate of Incorporation (1)
3(ii)         Restated Bylaws (2)
27            Financial Data Schedule

_____
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.