Form 10-K/A
period 1998-12-31
RIBOZYME PHARMACEUTICALS INC
filed 1999-05-07
CIK 892112

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 28, 1999, was approximately $27,006,673.

As of April 28, 1999, the registrant had 9,186,504 shares of common stock, par value $.01 per share, outstanding.

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

                                    PART I

ITEM 1.   BUSINESS

An overview of our company

     Ribozyme Pharmaceuticals was founded to develop commercial products and services based upon the significant potential of "ribozymes," a discovery of Professor Thomas R. Cech for which he shared a Nobel Prize. Ribozymes, a form of ribonucleic acid can selectively inhibit the protein production and genetic function associated with a specific messenger RNA molecule by binding with the particular mRNA and cutting it apart. Ribozymes treat human disease in two primary ways. First, ribozymes can be designed to inhibit abnormal gene function that causes a disease or is essential to the growth or spread of the disease. Second, ribozymes can be designed to target viruses and other infectious agents causing disease in humans. Ribozymes also are useful in identifying the function of specific genes (validating targets) and in diagnosing disease. Ribozymes can also be designed to treat animal diseases and alter traits of plants.

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

     Currently, we are focusing on two potential products in preclinical development or clinical trials:

     . ANGIOZYME is a potential treatment for cancer and other diseases. We have successfully completed Phase Ia clinical trials for ANGIOZYME in healthy volunteers, have commenced Phase Ib trials in cancer patients, and expect to begin Phase II trials before the end of the year.

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

     ANGIOZYME is being developed in collaboration with Chiron Corporation. HEPTAZYME is being developed in collaboration with Eli Lilly and Company.

     From 1996 to 1998, we developed a gene identification and target validation business and entered into target validation collaborations with Chiron, Parke-Davis, Schering AG, Roche Biosciences and GlaxoWellcome. In 1998, we transferred our gene and target validation technology to Atugen Biotechnology, GmbH in return for a substantial equity interest. We expect research under our existing gene validation agreements will continue with Atugen providing the services as our subcontractor. In the future, Atugen will enter into gene validation agreements directly with collaborators, but we will retain rights to (1) use the gene identification and target validation technology for our own use and (2) develop ribozymes and other oligonucleotides therapeutic agents against targets validated by Atugen.

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

     Manufacturing Synthesis and Scale Up. To meet our needs for preclinical studies, clinical trials and the eventual commercialization of ribozymes, we must have the ability to manufacture a sufficient amount of ribozymes. We and our collaborators have developed proprietary technology allowing us to synthesize several thousand stabilized ribozymes in milligram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites in short periods of time. We have also developed the capability of manufacturing kilogram quantities under the FDA's current good manufacturing practices. In addition, we have developed significant manufacturing capabilities which, when combined with available contract manufacturers, are expected to be able to produce those drugs currently under development in sufficient quantities, and of the quality required by the FDA, for our anticipated clinical trials.

Our business strategy

     Our primary business objective is to use our technology to identify and develop drugs containing ribozymes to treat or prevent human disease. Our secondary objective is to license our technology to others on terms which could provide us an economic benefit. Our strategy for achieving these objectives includes the following goals:

     Develop Identified Product Candidates. We are developing two products, ANGIOZYME and HEPTAZYME. In collaboration with Chiron, we are developing ANGIOZYME for the treatment of solid tumor cancers and metastasis, and possibly for other diseases that require extensive new blood vessel formation. We have completed a Phase Ia clinical trial for ANGIOZYME in healthy volunteers. We have commenced Phase Ib clinical trials in cancer patients. In collaboration with Eli Lilly, we are developing a second product, HEPTAZYME, for the treatment of Hepatitis C. We are conducting preclinical testing for HEPTAZYME and we plan to file an IND before year-end.

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

Our product programs

     The development process for our products starts with research and preclinical development. Research includes identification of a target protein, synthesis of an appropriate ribozyme to block expression of the target protein, and testing the activity of the ribozyme in a specific cell population. Preclinical testing includes pharmacology and toxicology testing in cell cultures and animal models, product formulation, dosage studies and manufacturing scale-up for submission of the necessary data to comply with regulatory requirements of the FDA and similar agencies in other countries prior to commencement of human trials. Regulatory requirements concerning the conduct of clinical trials are described below in the section "--Government Regulation of our drug development activities."

     We are currently in various stages of development and clinical trials for two products. ANGIOZYME is being developed to treat solid tumor cancers, but it may also be applicable to other diseases such as diabetic retinopathy and macular degeneration. HEPTAZYME is being developed to treat Hepatitis C.

     ANGIOZYME. For cancerous tumors to grow, the body must generate new blood vessels surrounding the tumor to supply the blood necessary for tumor growth, a process known as angiogenesis. In many cases, the Vascular Endothelial Growth Factor ("VEGF") molecule and its receptor are essential to angiogenesis. ANGIOZYME was developed to inhibit the production of the VEGF receptor, thereby slowing or stopping angiogenesis and related tumor growth and metastasis. Animal studies conducted by us and by independent third parties showed dramatic reduction in tumor growth and metastasis. Animal studies using ribozymes alone and in conjunction with existing cytotoxic cancer therapies demonstrated the elimination of metastasis of the cancer. As a result of our research and preclinical studies, the FDA approved an IND allowing us to begin clinical trials. We completed Phase Ia clinical trials in healthy volunteers in January 1999. These trials, conducted on 14 healthy volunteers, demonstrated safety and tolerability and showed no drug related side effects. We have commenced Phase Ib clinical trials testing safety and tolerability in approximately 16 cancer patients with a broad spectrum of solid tumors and metastasis. We expect to initiate Phase II clinical trials prior to the end of 1999.

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

     HEPTAZYME. We are developing a potential product for the treatment of Hepatitis C, a viral disease of the liver. There are over 4 million chronically infected persons in the United States and over 175 million worldwide. Hepatitis C infects approximately 50,000 people with over 10,000 deaths associated with Hepatitis C each year in the United States. It is the most common blood borne infection in the United States and has been identified as a "silent epidemic" and "a daunting challenge to public health" by the United States Congress.

     Current therapies for Hepatitis C are effective in less than 50% of existing patients and they have serious side effects. Our research and preclinical testing has indicated that HEPTAZYME selectively cuts Hepatitis C RNA in a manner that significantly inhibits viral replication in cell culture. These results were presented at a meeting of the American Association for the Study of Liver Diseases in November 1998. It is also expected to be effective against all known Hepatitis C sub-types, which now number over 90. We intend to conduct toxicology and other preclinical studies commencing in the second quarter of 1999 and file an IND with the FDA by the end of 1999. We are developing HEPTAZYME in a collaboration with Eli Lilly. The material terms of the agreement with Eli Lilly are described below.

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

     If, after jointly funded Phase I clinical trials have been completed, one party discontinues funding its share of the costs of clinical development that party would not share equally in the profits from product sales but would receive a royalty based on net sales of that product. However, the non-participating party may regain its interest in the profits of the product by repaying the other party on-half of the development costs incurred solely by the other party, plus a predetermined risk premium at either the commencement of Phase III testing or the filing of a New Drug Application or Product License Application. In some instances we may pay up to 50% of such payment in shares of our common stock. The maximum number of shares we can issue to Chiron in lieu of a cash payment is limited such that after issuance of these shares Chiron can not own more than 19.9% of our outstanding common stock. If development of a product is funded equally by the parties, we will share equally the profits from product sales.

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

     Lilly will pay us $9.2 million in 1999, which includes funding for research, clinical trial materials and an equity investment. In April 1999, Lilly purchased five shares of our Series L preferred stock for $7.5 million. Separately, during 1999 Lilly will provide research revenue payments totaling $1.7 million to be paid in three equal quarterly installments. Including development milestones, which we will be entitled to receive if a commercial product is offered for sale in the United States, Europe and Japan, we would receive as much as $38 million including the $9.2 million. In addition we will be entitled to royalties on the sale of products developed pursuant to the collaborations. We could also realize increased revenues from product manufacturing and research.

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

     In May 1997, Schering AG purchased 212,766 shares of our common stock for $2.5 million and in 1998 they purchased 465,117 shares of common stock for $2.5 million. Separately, Schering AG provided loans of $2.0 million in both 1997 and 1998. We received an additional $1.0 million on this loan facility in January 1999. Schering AG will continue to provide loans of up to $2.0 million annually through 2001, provided that the collaboration continues in each of those years. The loans, which carry an interest rate of 8% per annum, are immediately convertible into equity at Schering AG's option. At December 31, 1998, our outstanding borrowings of $4.3 million were convertible into approximately 992,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. In addition, Schering AG made research payments of $1.5 million in 1997 and $2.0 million in 1998 and, provided that the collaboration is continued, will make research payments of $2.0 million a year through 2002. All payments are subject to some restrictions, including receipt of third-party consents. Upon payment of termination fees to us, the research collaboration may be terminated at Schering AG's option.

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

     Chiron has the option to reserve exclusive rights to a specified number of targets for up to two and a half years as well as the exclusive right to any products developed against the targets subject to the collaboration. We are entitled to:

             . receive success payments related to the development of any products arising under the agreement,
             . receive milestone success payments for the development of ribozyme products and royalties on sales of any commercial products containing ribozymes,
             .  manufacture synthetic ribozymes, and
             . develop any ribozyme product not developed by Chiron subject to the payment of royalties on product sales to Chiron. Chiron also has the right to manufacture endogenously delivered ribozyme products developed by us.

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

     The research under these agreements continues but most services are expected to be performed by Atugen as a subcontractor. We may assign these agreements to Atugen in the future, subject to the consent of our collaborators. If an agreement is assigned to Atugen, we will retain any rights we have now under the collaboration to:

             . milestone success payments under the collaboration agreement, . royalties on products developed by our collaborators, and . develop ribozyme products which our collaborators choose not to develop under the terms of the agreements subject to royalties from product that may be payable to our collaborators. We expect that these rights will be retained by us even if the agreements are assigned to Atugen.

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

     Financing for Atugen was accomplished through a combination of venture capital investment, an investment by us and German government grants and loans. We contributed $2.0 million in cash to Atugen. On March 31, 1999, we owned a 49.5% equity interest in Atugen. Our equity interest in Atugen is subject to dilution if additional equity is issued for any purpose, such as to raise additional capital in connection with acquisitions or in connection with stock option or similar incentive plans for Atugen employees.

     We have the right to name two of six designees to Atugen's Board of Directors and the Chairman of the Board for as long as we and BB BioVentures together own a majority of Atugen's outstanding stock. Nonetheless, most corporate actions taken by Atugen require a 75% vote or consent of the holders of Atugen's outstanding stock.

     Pursuant to a service agreement with Atugen, we provide a business development team which devotes 50% of its time to support Atugen's business development efforts for nine months beginning on September 1, 1998 and, at Atugen's option, for an additional three months. Our CEO, CFO and Vice President of Research, Dr. Christoffersen, Mr. Bullock and Dr. Usman, respectively, devoted up to 25% of their time to Atugen activities for six months beginning on September 1, 1998 to ensure a smooth transfer of technology. They are making every reasonable attempt to accommodate any additional time needed by Atugen during or after the six-month period.

     As part of the formation, Atugen received exclusive royalty-free licenses to our extensive patents and technologies for target validation and discovery. We received a one-time $2.0 million license payment in 1999 for a portion of the licensed technology. The initial technology base includes our entire gene function identification and target validation technologies for both chemically synthesized and expressed nucleic acids, including target site selection, cell culture assays, RNA and other assays, optimized delivery vehicles and animal pharmacology.

     Atugen's primary goal is to accelerate discovery and validation of human health therapeutic targets. It will provide a variety of technologies and services to utilize information emerging from human genome sequencing efforts to determine which genes are key factors causing human disease. The significant technology base transferred from us to Atugen combined with the substantial initial capitalization should allow Atugen to improve the speed and certainty of identifying and validating new therapeutic targets both for corporate partners and for internal use. As part of the formation, Atugen acquired Transgenics Berlin-Buch in return for equity in Atugen. This transaction provides Atugen with transgenic animal capabilities, allowing early and rapid animal model assessment of the effect of inhibiting expression of a targeted gene sequence using a ribozyme. Atugen formally opened its research and administrative facilities in January 1999 on the Biomedical Research Campus of the Max Delbruck Center in Berlin-Buch, Germany.

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

     At the core of our technology are inventions and patents of the University of Colorado developed by Dr. Thomas R. Cech and various of his associates. Pursuant to the University's policies, these inventions and the related patents became the property of the University. The Cech Technology was assigned to the University's affiliate, University Research Corporation ("URC"), which in turn assigned the rights to license parts of the Cech Technology to Competitive Technologies, Inc. United States Biochemical Corporation ("USB") licensed the Cech Technology pursuant to two sublicenses. We have entered into a license with URC and sublicenses with USB and Competitive Technologies pursuant to which we have obtained the exclusive (except for non-commercial academic research) worldwide right to the Cech Technology to, among other things, make, use and sell ribozymes and ribozyme products covered by the licensed patents. The URC license and USB sublicense are fully paid. The Competitive Technologies license provides for the payment of a royalty on sales of ribozyme products covered by the licensed patents. We may grant sublicenses to the licensed technology subject to the payment to Competitive Technologies of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, we must pay Competitive Technologies a share of any option fee, license fee, prepaid royalty or other "front-end" fee other than research and development funding paid in connection with such sublicense.

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

     As a result of these licenses and sublicenses, and our own internal research, we currently have the rights to 84 issued or allowed patents, and more than 100 patent applications under consideration worldwide. This includes exclusive worldwide rights to 61 patents issued in the United States, 3 patents issued in Europe, 1 patent issued in Japan and 8 patents issued in Australia. In addition, Notices of Allowance have been received for at least 11 patents from the United States Patent and Trademark Office. Six of the 61 United States issued patents, 1 European patent and 1 Japanese patent cover enzymatic RNA and the use of an enzymatic RNA to cleave a single stranded RNA. The Cech Patents grant us the right to exclude others from practicing ribozyme technology as it is currently known to us in the United States, Europe and Japan irrespective of the application, the method of production, the method of purification, or the ribozyme motif used. Unless extended, the Cech Patents will expire in December 2008 in the United States and December 2007 in Europe and in Japan. The additional issued patents cover both ribozyme technology (e.g., ribozyme design, synthesis, chemical modifications, delivery, ribozyme motifs, vector production, target site selection) as well as application to specific therapeutic targets.

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

     In addition to FDA requirements, the National Institutes of Health has established guidelines for research involving recombinant DNA molecules, which are utilized by us and our collaborators and licensees. These guidelines apply to all recombinant DNA research within the United States or its territories which is conducted at or supported by the NIH. Under current guidelines, proposals to conduct clinical research involving gene therapy which is supported by the NIH must be reviewed by the NIH Recombinant DNA Advisory Committee. Our vector delivery of ribozymes will need to be reviewed by this Committee.

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

Our Employees

     As of April 28, 1999, we had 66 full-time employees, including a technical scientific staff of 50. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Gary Nabel, M.D., Ph.D. Professor, Departments of Internal Medicine and
                        Biological Chemistry, University of Michigan

Bruce Sullenger, Ph.D.  Assistant Professor, Departments of Experimental Surgery
                        and Genetics, Duke University

Olke C. Uhlenbeck, Ph.D. Professor, Department of Chemistry and Biochemistry,
                         University of Colorado

     Each member has entered into an exclusive consulting agreement with Ribozyme Pharmaceuticals in the field of ribozymes and signed confidentiality and non-disclosure agreements. In 1998, they each received:

     . an annual retainer of $4,000 paid quarterly (except Dr. Cech who received $40,000),
     . an honorarium of $1,500 per day for meetings attended, and . options for 4,000 shares of our common stock, which vest ratably over three years.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "RZYM." The sale price of the common stock as reported on the Nasdaq National Market on May 5, 1999, was $4.44 per share. At May 5, 1999, there were approximately 148 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

                                                  High    Low
                                                 ------  -----
     1997
       First Quarter...........................  $16.50  $9.88
       Second Quarter..........................  $12.38  $8.63
       Third Quarter...........................  $12.00  $7.38
       Fourth Quarter..........................  $11.38  $7.00

     1998
       First Quarter...........................  $ 9.34  $5.13
       Second Quarter..........................  $10.50  $4.88
       Third Quarter...........................  $ 6.25  $2.00
       Fourth Quarter..........................  $ 7.63  $3.31

     1999
       First Quarter...........................  $ 5.75  $4.06
       Second Quarter (through May 5, 1999)....  $ 5.38  $3.88

DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to support the development of our business and for general corporate purposes, and do not anticipate paying any cash dividends in the foreseeable future. We are also party to agreements restricting our payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

  The following yearly selected financial data are derived from our audited financial statements. Our financial statements for 1994, 1995, 1996, 1997 and 1998 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                   Year Ended December 31,
                         -----------------------------------------------
                          1994      1995      1996      1997      1998
                         -------  --------  --------  --------  --------
Statement of Operations
 Data:
  Revenues:
   Collaborative
    agreements.......... $ 1,145  $  1,178  $    759  $  1,976  $  8,963
   Grant and other
    income..............     172       102        14         7        25
                         -------  --------  --------  --------  --------
    Total revenues......   1,317     1,280       773     1,983     8,988
  Expenses:
   Research and
    development.........   9,212    12,204    14,189    15,170    16,941
   General and
    administrative......   1,291     1,397     1,943     1,886     1,813
                         -------  --------  --------  --------  --------
    Total operating
     expenses...........  10,503    13,601    16,132    17,056    18,754
  Operating loss........  (9,186)  (12,321)  (15,359)  (15,073)   (9,766)
                         -------  --------  --------  --------  --------
  Other income
   (expense):
   Interest income......     270       395       936       795       634
   Interest expense.....    (334)     (554)     (845)     (844)     (704)
   Equity in loss of
    unconsolidated
    affiliates..........     --        --        --        --     (1,082)
                         -------  --------  --------  --------  --------
    Total other income
     (expense)..........     (64)     (159)       91       (49)   (1,152)
                         -------  --------  --------  --------  --------
  Net loss.............. $(9,250) $(12,480) $(15,268) $(15,122) $(10,918)
                         =======  ========  ========  ========  ========
  Net loss per share
   (basic and diluted).. $ (3.52) $  (3.86) $  (2.61) $  (2.04) $  (1.22)
  Shares used in
   computing net loss
   per share (basic and
   diluted).............   2,627     3,230     5,845     7,420     8,978
Balance Sheet Data:
  Cash, cash equivalents
   and securities
   available-for-sale... $ 7,734  $  6,420  $ 17,594  $ 16,102  $  6,512
  Working capital.......   5,640     4,648    15,788    13,238     4,467
  Total assets..........  12,392    14,223    25,292    24,850    19,224
  Capital lease
   obligations and debt,
   current portion......   1,378     1,898     1,724     2,078       498
  Capital lease
   obligations and debt,
   non-current portion..   1,853     3,179     2,430     2,752     4,545
  Accumulated deficit... (19,635)  (32,115)  (47,383)  (62,505)  (73,422)
  Total stockholders'
   equity...............   8,247     8,478    20,362    18,870    11,034

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

Overview of our Business

  Our primary business focus is to use our technology to develop a new class of drugs consisting of ribozymes to treat or prevent human disease. We are in various stages of preclinical development and clinical trials for two lead product candidates: ANGIOZYME and HEPTAZYME. Chiron is our collaborator for the development and commercialization of ANGIOZYME. Lilly is our collaborator for the development and commercialization of HEPTAZYME. We have gene function identification and target validation agreements with Schering AG, Roche Biosciences and GlaxoWellcome. In addition, we have existing gene function identification and target validation agreements with Chiron and Parke-Davis which are substantially complete, but we may be obligated to perform additional work.

  To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate any in the foreseeable future. Revenue recorded from our collaborative agreements may consist of:

 .Research revenue is typically based on the fully burdened cost of a researcher working on a collaboration. Rates are billed per employee, per year, pro rated for time worked on a project. This revenue is typically invoiced on a quarterly basis, either up front or in arrears. Revenue is recognized ratably over the period, with the balance reflected as a deferred revenue until earned. The revenue is typically recurring over the term of the collaboration.

 .License revenue is recognized ratably over the term of the license. Payments received in advance are recorded as deferred revenue until earned.

 .Milestone revenue is recognized in full when the related milestone performance goal is achieved. Milestone revenue is typically not consistent or recurring in nature.

 .Up front revenue is fully recognized upon signing a collaboration and is related to the value of the research at that point in time. Up front revenue may also be a reimbursement to us of recent expenses which we incurred related to product development.

  Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. We have no further research commitments from our collaborators that have provided us with revenues. As of December 31, 1998, all revenues recognized had been earned and no other obligation exist for this revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

  We expect to commit significant additional resources conducting clinical trials for ANGIOZYME and HEPTAZYME, as well as for clinical trials for other potential product candidates. In addition, although we believe our existing manufacturing facilities and those available from contract manufacturers will be satisfactory for the manufacture of our current product candidates through clinical trials, we will need to commit significant resources in order to support manufacture on a commercial scale. We have not been profitable since inception and have an accumulated deficit of $73.4 million as of December 31, 1998. Losses have resulted primarily from our research and development programs. We anticipate incurring additional losses as ANGIOZYME, HEPTAZYME and other product candidates advance through development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each agreement. Milestone performance criteria is specific to each agreement and based upon our future performance. In some instances, milestone payments may be forfeited if a goal is not accomplished within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     In 1998, we transferred our gene function identification and target validation technology to Atugen in exchange for a substantial equity interest. We will continue our existing gene function identification and target validation agreements with our collaborators by subcontracting services to be performed to Atugen.

     Our revenues are denominated in U.S. dollars, therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

Results of Operations for Years Ended December 31, 1998, 1997 and 1996

     Revenues. Revenues from collaborative agreements increased from $2.0 million for the year ended December 31, 1997, to $9.0 million in 1998. The increase was primarily due to $6.0 million recorded for Chiron partnership payments related to the product development of ANGIOZYME. Of the $6.0 million recorded for Chiron in 1998, $5.0 million was a nonrecurring payment for 50% of past expenses incurred by us for the pre-clinical development of ANGIOZYME. The payment became due when Chiron agreed to be our partner in the development of ANGIOZYME. In addition, Chiron paid us $1.0 million for expenses incurred by us for clinical development of ANGIOZYME during the fourth quarter of 1998. There are no future obligations between us and Chiron for these revenues. In addition, we received approximately $650,000 in collaborative revenue in 1998 due to new target validation agreements with Roche, Parke-Davis and GlaxoWellcome.

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

     Other Income and Expense. Interest income was $936,000, $795,000 and $635,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The higher interest income in 1996 resulted from increased cash balances due to our initial public offering in April 1996. Interest income has decreased over the last three years due to declining cash balances. Interest income generally fluctuates as a result of cash available for investment and prevailing interest rates.

     Interest expense has remained stable at $845,000 in 1996, $844,000 in 1997 and $704,000 in 1998. We expect interest expense to increase as we continue to borrow cash to finance equipment purchases.

     In 1998, in connection with our initial cash investment of $2.0 million and the transfer of our target validation and discovery technology to the newly formed affiliate, Atugen, we retained a 49.5% equity interest in the voting stock of the company which includes both common and preferred stock. However, at December 31, 1998, we owned 83.2% of the outstanding common stock of Atugen. We do not meet the criteria for consolidation of the affiliate because:

     . we own less than 50% of the Atugen voting stock, and . the preferred shareholders retain significant participating rights.

Accordingly, we have accounted for our investment in Atugen under the equity method. As a result, we have recorded our share of the unconsolidated affiliate's 1998 net loss, or $1.1 million as equity in loss of unconsolidated affiliate in our 1998 Statement of Operations. At December 31, 1998, our remaining net investment in Atugen is $860,000, which we expect to be eliminated entirely during 1999 as we share further in Atugen's anticipated losses.

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

     Accounts receivable at December 31, 1998 was $3.9 million compared to $8,000 at December 31, 1997. The increase was a result of:


     . $2.0 million due from Atugen for the license agreement,

     . $730,000 due from Atugen for expenses related to the formation of Atugen,

     . $1.0 million due from Chiron for 1998 fourth quarter expenses related to ANGIOZYME clinical development, and

     . $115,000 due from Roche for research performed in the fourth quarter of 1998.

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

     Thomas H. Rossing, M.D., has served as Vice President of Product Development since July 1997. From July 1996 to July 1997, Dr. Rossing was Vice President of Clinical Development and Regulatory Affairs at GeneMedicine, Inc., a biotechnology company. From March 1993 to July 1996, Dr. Rossing was Director of International Respiratory Clinical Research at GlaxoWellcome, a pharmaceutical company. He has also served as Director of Clinical Pharmacology and Worldwide Regulatory Liaison at Merck Research Laboratories, a pharmaceutical company, and a staff physician at Brigham and Women's Hospital in Boston, Massachusetts. He received his M.D. degree from Harvard University.
Dr. Rossing announced that he is retiring effective August 3, 1999.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other four most highly compensated executive officers whose annual compensation exceeded $100,000 in 1998 ("Named Executive Officers"). The "All Other Compensation" column shows matching contributions in common stock made by us under our 401(k) Salary Reduction Plan. The amounts shown for 1998 under "Shares Underlying Options Granted" include shares granted in connection with the stock option repricing in 1998.


                    Summary Compensation Table


                                                   Annual Compensation                    Long-term Compensation
                                                   -------------------                    ----------------------
                                                                                                    Shares
                                                                     Other        Restricted      Underlying       All
                                                                     Annual         Stock          Options        Other
Name and Principal Position          Year    Salary($)    Bonus($)   Comp.($)      Awards(#)      Granted(#)     Comp.($)
----------------------------------  -------  -------      --------  --------      ----------      ----------     -------
Ralph E. Christoffersen, Ph.D.         1998  285,670        50,000    37,862(1)           --         198,748       4,998
Chief Executive Officer and            1997  269,520        50,000    45,000(1)           --         129,450       4,744
President                              1996  247,248            --    70,000(1)      188,100(2)       97,770     153,910(2)

Lawrence E. Bullock                    1998  150,800        25,000    75,883(3)           --          85,957       4,998
Vice President of Administration       1997  136,254        25,000    35,524(3)           --          37,500       4,744
and Finance, CFO and Secretary         1996  118,433        15,000    24,993(3)           --          66,000          --

Alene A. Holzman(4)                    1998  156,900         6,500    37,721(5)           --         100,000       4,998
Vice President of Business             1997  108,557        12,500    28,389(5)           --          80,000       3,494
Development and General
Manager of Target Validation
and Discovery Business

Thomas H. Rossing, M.D.(6)             1998  250,650            --    34,000(7)           --         110,624       4,998
Vice President of Product              1997  105,859        22,000    84,008(7)           --         107,500          --
Development


Nassim Usman, Ph.D.                    1998  183,038(8)     23,000    25,841(9)                       99,167       4,998
Vice President of Research             1997  158,004            --    25,397(9)           --          45,000       4,744
                                       1996  132,919        25,000    20,499(9)           --          53,892          --

-------------------

(1)  Includes (a) $50,000 in 1996 and $25,000 in each of 1997 and 1998 for forgiveness of a loan made to Dr. Christoffersen for relocation expenses; and (b) $20,000 in each of 1996 and 1997 and $12,862 in 1998 to assist him with the tax liability relating to the loan forgiveness.
(2) Dr. Christoffersen received a bonus of $342,010, payable $153,910 in cash and $188,100 in shares of common stock (18,810 shares at our initial public offering price of $10.00 per share), upon closing of our initial public offering in April 1996.
(3) Includes (a) $9,058 and $9,641 in 1996 and 1997, respectively, representing implied interest related to an interest-free loan made to Mr. Bullock for relocation expenses; (b) $15,000 in each of 1997 and 1998 for partial forgiveness of the loan; (c) $7,883 in each of 1997 and 1998 for taxes relating to the loan; (d) $3,000 in each of 1997 and 1998 as reimbursements for dependent day care expenses; and (e) $15,935 and $50,000, in 1996 and 1998, respectively, to reimburse Mr. Bullock for relocation expenses.
(4)  Ms. Holzman joined Ribozyme Pharmaceuticals on April 1, 1997.
(5) Includes (a) $10,036 in 1997 representing implied interest related to an interest-free loan made to Ms. Holzman for relocation expenses; (b) $15,853 and $9,721 in 1997 and 1998, respectively, to reimburse Ms. Holzman for relocation expenses; (c) $25,000 in 1998 for partial forgiveness of the loan; and (d)$2,500 and $3,000 in 1997 and 1998, respectively, as reimbursements for dependent day care expenses.
(6)  Dr. Rossing joined Ribozyme Pharmaceuticals on July 28, 1997.
(7) Includes (a) $14,901 in 1997 representing implied interest related to an interest-free loan made to Dr. Rossing for relocation expenses; (b) $34,000 in 1998 for partial forgiveness of the loan; and (c)$69,107 in 1997 to reimburse Dr. Rossing for relocation expenses.
(8) Includes $13,988 in additional salary for Dr. Usman's three month temporary position as Vice President of Atugen.
(9) Includes (a) $20,499 in 1996 representing implied interest related to an interest-free loan made to Dr. Usman for relocation expenses; (b) $15,000 in each of 1997 and 1998 for partial forgiveness of the loan; (d) $7,883 in each of 1997 and 1998 for taxes relating to the loan; and (d) $2,496 in each of 1997 and 1998 as reimbursements for dependent day care expenses.

Stock Option Plan

     In March 1996 we amended, restated and merged our stock option plans and named the resulting plan the 1996 Stock Option Plan. Currently, 1,478,493 shares of our common stock are reserved for issuance under the Plan. As of March 15, 1999, options to purchase 1,386,487 shares were outstanding under the Plan. The Plan will terminate in January 2006, unless earlier terminated by the Board of Directors. The purpose of the Plan is to:

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

     The following table contains information about stock options granted to each of the Named Executive Officers during 1998 under the Plan. All options, other than performance-based options which are indicated by *, vest in increments of 20% over a five year period and first become exerciseable on the first anniversary of the grant date. Options granted in connection with the stock option repricing first vest on September 18, 1999. The exercise price of each option was equal to the fair market value of the common stock on the date of the option grant as determined by the Board of Directors. The options are granted for a term of ten years, subject to earlier termination in events related to termination of employment. In 1998, we granted options representing an aggregate of 1,139,560 shares of our common stock to our employees, including the Named Executive Officers.


          Option Grants in 1998



                                               Individual Grants
                           -------------------------------------------------------
                                           % of Total                                  Potential Realizable
                             Number of        Options                                       Value at
                               Shares         Granted                                  Annual Rate of Stock
                             Underlying         to                                      Price Appreciation
                              Options        Employees    Exercise                      for Option Term(1)
                              Granted           in         Price          Expiration   ---------------------
                                (#)            1998       ($/Share)          Date        5%($)      10%($)
                              -------        -------    ------------      ----------    -------   ---------
Ralph E. Christoffersen        76,874(2)          6.7%       $3.00        09-18-08    145,037     367,552
                              *76,874(2)          6.7         3.00        09-18-08    145,037     367,552
                               22,500             2.0         5.63        12-02-08     79,665     201,887
                              *22,500             2.0         5.63        12-02-08     79,665     201,887
                              -------            ----
                              198,748            17.4

Lawrence E. Bullock            39,395(2)          3.4         3.00        09-18-08     74,326     188,356
                              *21,562(2)          1.9         3.00        09-18-08     40,681     103,093
                               12,500             1.1         5.63        12-02-08     44,258     112,160
                              *12,500             1.1         5.63        12-02-08     44,258     112,160
                              -------            ----
                               85,957             7.5

Alene A. Holzman               30,000(2)          2.6         3.00        09-18-08     56,601     143,437
                              *30,000(2)          2.6         3.00        09-18-08     56,601     143,437
                               20,000             1.8         5.63        12-02-08     70,814     179,455
                              *20,000             1.8         5.63        12-02-08     70,814     179,455
                              -------            ----
                              100,000             8.8

Thomas H. Rossing              40,312(2)          3.5         3.00        09-18-08     76,056     192,741
                              *40,312(2)          3.5         3.00        09-18-08     76,056     192,741
                               15,000             1.3         5.63        12-02-08     53,110     134,592
                              *15,000             1.3         5.63        12-02-08     53,110     134,592
                              -------            ----
                              110,624             9.6

Nassim Usman                   44,542(2)          3.9         3.00        09-18-08     84,037     212,965
                              *29,625(2)          2.6         3.00        09-18-98     55,893     141,644
                               12,500             1.1         5.63        12-02-08     44,258     112,160
                              *12,500             1.1         5.63        12-02-08     44,258     112,160
                              -------            ----
                               99,167             8.7
----------------------------

* These options become 100% vested upon the completion of various research or business performance milestones.

(1) Amounts reported in these columns show hypothetical gains that may be realized upon exercise of the options, assuming the market price of common stock appreciates at the specified annual rates of appreciation, compounded annually over the term of the options. These numbers are calculated based upon rules promulgated by the SEC. Actual gains, if any, depend on the future performance of our common stock and overall market conditions.
(2)  Shares granted in connection with the stock option repricing.

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

Thomas H. Rossing                        9,000 / 101,624            12,420 / 98,841

Nassim Usman                             28,265 / 85,885            47,537 / 84,288

Employment agreements

     Ralph E. Christoffersen. In May 1992, we entered into an employment agreement with Ralph E. Christoffersen, Ph.D., our President and Chief Executive Officer, which, as amended, currently provides for:

     .  an annual salary of $297,000,
     . an annual performance-based cash bonus of up to $80,000 (a bonus of $64,000 was received in January 1999 for 1998 performance),
     . stock options for common stock as reflected in tables in this "Executive Compensation" section.

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

     Lawrence E. Bullock. In January 1996, we entered into an employment agreement with Lawrence E. Bullock, our Vice President of Administration and Finance, Chief Financial Officer and Secretary, which, as amended, currently provides for:

     .  an annual salary of $158,350,
     . an annual performance-based cash bonus of up to 20% of his current salary (a bonus of $26,850 was received in January 1999 for 1998 performance),
     . stock options for common stock as reflected in the tables in this "Excecutive Compensation" section, and
     . repayment of relocation expenses, including an interest-free loan of $75,000 made in 1996 and forgivable in five annual equal installments, grossed-up for taxes, as long as Mr. Bullock remains employed by us.

If we terminate Mr. Bullock's employment without cause, he is entitled to six months' severance pay at his then current salary.

     Nassim Usman, Ph.D. In May 1996, we entered into an employment agreement with Nassim Usman, Ph.D., our Vice President of Research, which, as amended, currently provides for:
     .  an annual salary of $177,925,

     . an annual performance-based cash bonus of up to 20% of his current salary (a bonus of $29,075 was received in January 1999 for 1998 performance),
     . stock options for common stock as reflected in the tables in this "Excecutive Compensation" section, and
     . an interest-free loan of $75,000 made in May 1996 and forgivable in five equal annual installments, grossed-up for taxes, as long as Dr. Usman remains employed by us.

If we terminate Dr. Usman's employment without cause, he will be entitled to six months' severance pay at his then current salary.

     Alene A. Holzman. In February 1997, we entered into an employment agreement with Alene A. Holzman, our Vice President of Business Development and General Manager of Target Validation and Discovery Business, which, as amended, currently provides for:

     .  an annual salary of $166,325,

     . an annual performance-based cash bonus of up to 20% of her current salary (a bonus of $24,175 was received in January 1999 for 1998 performance),
     . stock options for common stock as reflected in the tables in this "Executive Compensation" section, and
     . an interest-free loan of $75,000 made in June 1997 and forgivable in three equal annual installments as long as Ms. Holzman is employed by us.

If we terminate Ms. Holzman's employment without cause, she is entitled to six months' severance pay at her then current salary.

     Thomas H. Rossing. In July 1997, we entered into an employment agreement with Thomas H. Rossing, M.D., our Vice President of Product Development, which, as amended, currently provides for:

     .  an annual salary of $258,175,

     . an annual performance-based cash bonus of up to 15% of his current salary (a bonus of $35,725 was received in January 1999 for 1998 performance),
     . stock options for common stock as reflected in the tables in this "Executive Compensation" section, and
     . an interest-free loan of $100,000 made in September and 1997 forgivable in three equal annual installments as long as Dr. Rossing is employed by us.

Dr. Rossing has given notice that he will retire from Ribozyme Pharmaceuticals on August 3, 1999. If we terminate Dr. Rossing's employment without cause prior to that time, he will be entitled to six months' severance pay at his then current salary.

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

     Employee Stock Purchase Plan. In March 1996, we adopted an Employee Stock Purchase Plan which authorizes the issuance of up to 300,000 share of our common stock to eligible employees. Generally, each offering lasts for twenty-four months, and purchases are made on each October 31 and April 30 during each offering. For example, the initial offering began on April 11, 1996, and terminated on April 30, 1998. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of:

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

Board Committees

     The Board has established an Audit Committee, a Compensation Committee and an Executive Committee. The Executive Committee, consisting of Messrs. Morgenthaler (Chairman) and Cook and Drs. Christoffersen and Evnin, oversees management and operation of our business.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes information regarding the beneficial ownership of our outstanding securities as of April 28, 1999 (which includes shares that may be acquired on the exercise of stock options vested or warrants exercisable through June 27, 1999), by:

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



                                                  Number of Shares        Percentage of
              Name and Address                   Beneficially Owned    Shares Outstanding
---------------------------------------------  ----------------------  ------------------

Schering Berlin Venture Corporation..........           1,900,299(1)          18.3%
  3400 Change Bridge Road
  Monteville, New Jersey 07045

Chiron Corporation...........................           1,063,868(2)          11.0%
  4560 Horton Street
  Emeryville, California 94608

International Biotechnology Trust plc........           1,012,633             11.0%
  c/o Rothschild Asset Management, Ltd.
  Five Arrows House
  St. Swithin's Lane
  London EC4N 8NR England

Ralph E. Christoffersen, Ph.D................             159,434(3)           1.7%
Jeremy L. Curnock Cook.......................           1,022,633(4)          11.1%
Anthony B. Evnin, Ph.D.......................             325,773(5)           3.5%
David Ichikawa...............................               5,000(6)             0%
David T. Morgenthaler........................             382,874(7)           4.2%
Anders P. Wiklund............................              13,733(8)             *
Lawrence E. Bullock..........................              29,606(9)             *
Alene Holzman................................              15,799(10)            *
Thomas H. Rossing, M.D.......................               9,899(11)            *
Nassim Usman, Ph.D...........................              30,746(12)            *

Executive officers and directors as a group
  (10 persons)...............................           1,995,497(13)         21.1%
------------------------

*    Less than 1%.

(1) Includes 1,222,416 shares convertible from outstanding debt assuming a conversion price of $4.44 per share.
(2)  Includes 444,444 shares issuable upon exercise of warrants.
(3)  Includes options to purchase 69,706 shares.

(4) Includes options to purchase 10,000 shares and 1,012,633 shares held by the International Biotechnology Trust plc, for which Rothschild Asset Management, Ltd. ("Rothschild") acts as investment advisor. Mr. Cook is a director of Rothschild but disclaims beneficial ownership of these shares.
(5) Includes options to purchase 10,000 shares, 218,022 shares held by Venrock Associates and 97,751 shares held by Venrock Associates II, L.P. Mr. Evnin is a general partner of both partnerships and disclaims beneficial ownership of these shares except to the extent of his general partnership interests.
(6) Excludes 1,063,868 shares held by Chiron. Mr. Ichikawa is employed by Chiron and disclaims beneficial ownership of those shares. Includes options to purchase 5,000 shares.
(7) Includes options to purchase 10,000 shares, 362,874 shares held by Morgenthaler Venture Partners III and 10,000 shares held by Morgenthaler Family Partnership. Mr. Morgenthaler is a general partner of both partnerships and disclaims beneficial ownership of these shares except to the extent of his general partnership interests.

(8)  Includes options to purchase 13,733 shares.
(9)  Includes options to purchase 21,180 shares.
(10) Includes options to purchase 12,000 shares.
(11) Includes options to purchase 9,000 shares.
(12) Includes options to purchase 28,265 shares and 532 shares owned by Dr. Usman's spouse to which Dr. Usman disclaims beneficial ownership.

(13) Includes options to purchase 188,884 shares.

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

                                                         Balance as of
     Name                                Loan Amount     April 28, 1999
     ----                              ----------------  --------------

     Ralph E. Christoffersen, Ph.D.         $250,000(1)         $     0
     Lawrence E. Bullock                      75,000(2)          30,000
     Nassim Usman, Ph.D.                      75,000(3)          45,000
     Alene A. Holzman                         75,000(4)          25,000
     Thomas H. Rossing                       100,000(5)          66,000
------------------------

(1) $50,000 forgiven in each of June 1993, January 1995, January 1996 and January 1997, and $25,000 forgiven in each of January 1994 and January 1998.
(2)  $15,000 forgiven in each of June 1997, January 1998 and January 1999.
(3)  $15,000 forgiven in each of June 1997 and May 1998.

(4)  $25,000 forgiven in each of March 1998 and March 1999.
(5)  $34,000 forgiven in July 1998.

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

     As part of the formation, Atugen received exclusive royalty-free licenses to our extensive patents and technologies for target validation and discovery. We received a one-time $2.0 million up-front license payment in 1999. We also will be compensated for providing management and other services to Atugen under the terms of a services agreement.

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

10.61 Participation Agreement dated August 31, 1998, as amended, and related documents between Ribozyme Pharmaceuticals and Atugen Biotechnology GmbH (9)**

10.62 Research Collaboration and License Agreement dated March 17, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company (10)**

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

(10) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form S-1 Registration Statement, File No. 333-75079

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undesigned, thereunto duly authorized in Boulder, Colorado, on May 7, 1999.

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

Signature                              Title                             Date
---------                              ----                              ----

/s/  RALPH E. CHRISTOFFERSEN           Chief Executive Officer and       May 7, 1999
-------------------------------------  President (Principal
Ralph E. Christoffersen, Ph.D.         Executive Officer)


/s/  LAWRENCE E. BULLOCK               Vice President, Administration    May 7, 1999
-------------------------------------  Finance, Chief Financial
Lawrence E. Bullock                    Officer and Secretary (Principal
                                       Financial and Accounting Officer)


/s/  DAVID T. MORGENTHALER             Chairman of the Board of          May 7, 1999
-------------------------------------  Directors
David T. Morgenthaler

/s/  JEREMY C. COOK                    Director                          May 7, 1999
-------------------------------------
Jeremy C. Cook

/s/  ANTHONY B. EVNIN                  Director                          May 7, 1999
-------------------------------------
Anthony B. Evnin, Ph.D.

/s/  DAVID ICHIKAWA                    Director                          May 7, 1999
-------------------------------------
David Ichikawa

/s/  ANDERS WIKLUND                    Director                          May 7, 1999
-------------------------------------
Anders Wiklund

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


                                          /s/ERNST & YOUNG LLP

Denver, Colorado
February 16, 1999

                         Ribozyme Pharmaceuticals, Inc.

                                 Balance Sheets



                                                                               December 31
                                                                        1998                 1997
                                                               -----------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                              $ 6,511,512          $15,302,775
 Securities available-for-sale                                                    -              799,616
 Restricted cash                                                                  -               52,669
 Accounts receivable                                                      1,163,388                8,044
 Accounts receivable--related parties                                     2,735,193                    -
 Notes receivable--related parties                                          118,466              127,341
 Prepaid expenses and other                                                  84,766              175,549
                                                               -----------------------------------------
Total current assets                                                     10,613,325           16,465,994

Property, plant, and equipment:
 Machinery and equipment                                                  6,478,223            5,673,115
 Leasehold improvements                                                   3,582,664            3,567,106
 Office furniture and equipment                                           1,065,049            1,007,104
                                                               -----------------------------------------
                                                                         11,125,936           10,247,325
 Accumulated depreciation                                                (6,903,742)          (5,290,160)
                                                               -----------------------------------------
                                                                          4,222,194            4,957,165

Notes receivable--related parties                                           162,466              231,932
Deferred patent costs, net of accumulated
 amortization (1998--$271,328;
 1997--$171,039)                                                          2,905,575            2,510,705
Investment in Atugen Biotechnology GmbH                                     860,216                    -
Other assets                                                                460,515              684,245
                                                               -----------------------------------------
Total assets                                                            $19,224,291          $24,850,041
                                                               =========================================


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                                                                                December 31
                                                                        1998                  1997
                                                               ------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable - trade                                              $    750,514          $    904,681
 Accrued liabilities                                                        396,143               245,956
 Deferred revenue, current portion--related parties                         400,000                     -
 Current portion of long-term debt                                          498,179             2,077,771
                                                               ------------------------------------------
Total current liabilities                                                 2,044,836             3,228,408

Deferred revenue, long-term portion--related parties                      1,600,000                     -
Long-term debt                                                              200,455               698,633
Convertible debt                                                          4,344,612             2,052,889

Commitments

Stockholders' equity:
 Voting convertible preferred stock, $.01 par value;
 5,000,000 shares authorized; no shares outstanding                               -                     -
 Common stock, $.01 par value; 20,000,000
 shares authorized; 9,181,455 and
 8,607,022 shares issued and outstanding in
 1998 and 1997, respectively                                                 91,815                86,070
 Additional paid-in capital                                              84,434,213            81,424,341
 Accumulated deficit                                                    (73,422,491)          (62,504,924)
 Unrealized loss on securities available-for-sale                                 -                (5,064)
 Deferred compensation                                                      (69,149)             (130,312)
                                                               ------------------------------------------
Total stockholders' equity                                               11,034,388            18,870,111
                                                               ------------------------------------------
Total liabilities and stockholders' equity                             $ 19,224,291          $ 24,850,041
                                                               ==========================================


See accompanying notes.

                         Ribozyme Pharmaceuticals, Inc.

                            Statements of Operations



                                                                               Year ended December 31
                                                                   1998                  1997                 1996
                                                         ---------------------------------------------------------------

Revenues:
 Collaborative agreements                                          $  8,962,813         $  1,976,500        $    759,122
 Grant and other income                                                  25,045                6,642              13,981
                                                         ---------------------------------------------------------------
Total revenues                                                        8,987,858            1,983,142             773,103

Expenses:
 Research and development                                            16,941,652           15,169,731          14,188,836
 General and administrative                                           1,812,860            1,886,108           1,943,583
                                                         ---------------------------------------------------------------
Total expenses                                                       18,754,512           17,055,839          16,132,419

Operating Loss                                                       (9,766,654)         (15,072,697)        (15,359,316)

Other income (expense):
 Interest income                                                        634,569              794,968             936,397
 Interest expense                                                      (703,711)            (844,365)           (844,661)
 Equity in loss of unconsolidated affiliate                          (1,081,771)                   -                   -
                                                         ---------------------------------------------------------------
Total other income (expense)                                         (1,150,913)             (49,397)             91,736

Net loss                                                           $(10,917,567)        $(15,122,094)       $(15,267,580)
                                                         ===============================================================

Net loss per share                                                       $(1.22)              $(2.04)             $(2.61)
Shares used in computing net loss per share                           8,978,355            7,419,650           5,844,987


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

                         Ribozyme Pharmaceuticals, Inc.

1. Summary of Significant Accounting Policies (continued)


Revenue Recognition and Accounts Receivable

Revenue from collaborative agreements typically consist of nonrefundable up-front fees, ongoing research and development funding and milestone, license fees and other payments. Revenue from nonrefundable up-front fees is recognized upon signing of the agreement. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestone, license fees and other payments will be recognized as earned. Payments received in advance under these agreements are recorded as deferred revenue until earned. The Company's accounts receivable are predominately collaborative agreement receivables, and to date, the Company has not experienced any losses with respect to the collection of its accounts receivables.

In 1998 and 1997, Schering AG accounted for approximately 22% and 76% of collaborative revenues, respectively. In 1998, Chiron accounted for approximately 70% of collaborative revenues. Revenues from Schering AG and Chiron were for nonrefundable, ongoing research and development fees.

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

Reclassifications


Certain amounts in the December 31, 1997 and 1996 financial statements were reclassified to conform with the December 31, 1998 presentation. These reclassifications had no impact on the reported results of operations.

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

In 1998, the Company received $5.0 million from Chiron related to the joint product development of ANGIOZYME. The non recurring payment was a reimbursement for 50% of past expenses incurred by the Company for the preclinical development of ANGIOZYME. In addition, the Company recorded revenue from Chiron of $1,048,138 for 50% of ANGIOZYME clinical development expenses incurred by the Company during the fourth quarter of 1998. There are no future obligations between the Company and Chiron related to these revenues which were fully recognized in 1998.

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

Schering AG made an equity investment in the Company in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided a loan of $2.0 million in 1997, and subsequently $2.0 million in 1998. Schering AG will continue to provide loans of up to $2.0 million annually for each of the next three years, provided that the collaboration is continued in each of those years. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of
credit must be collateralized by equipment purchases.   The loans, which carry
an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At December 31, 1998, the outstanding borrowings of $4.3 million were convertible into approximately 992,000 shares of the Company's common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. In addition, Schering AG made research payments of $2.0 million and $1.5 million in 1998 and 1997, respectively. Provided that the collaboration is continued, Schering AG will make research payments of $2 million a year for each year through April 2002. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non-ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. Upon payment of termination fees paid to the Company, the research collaboration may be terminated at Schering AG's option any time.

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

10. Formation of Atugen, an unconsolidated German Affiliate

In 1998, the Company transferred its gene function and target validation business and technology to Atugen, a separately funded German affiliate. Financing for Atugen was accomplished through an equity investment of $2.0 million in cash from RPI in 1998, a venture capital investment of $7.0 million and a commitment by the German government to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, RPI retained a 49.5% ownership in Atugen. In connection with its formation, Atugen received exclusive royalty free licenses to RPI patents and technologies for target validation and discovery in exchange for a one-time $2.0 million payment which was received by RPI in January 1999. The entire amount of this one-time payment has been deferred as of December 31, 1998 and will be amortized over the five year term of the license agreement and reflected in the Company's equity in earnings or loss of this unconsolidated affiliate.

According to a service agreement executed by both parties, RPI will provide management support, technologies, facilities and reagents to Atugen for reasonable fees. RPI will retain rights to develop ribozyme therapeutic agents against targets validated by Atugen.

In 1998, RPI gave to its officers and certain other employees stock representing a 5.5% interest in the newly formed Atugen at no personal cost to the individuals. Atugen is a closely held private company, and accordingly, the fair value of the share grants was by nature an estimate. The Company estimated the fair market value of these share grants at the date of such grants to be $81,000. As a result, the Company's 1998 Statements of Operations includes $81,000 of compensation related to the share grants.

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

The components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                     1998                    1997
                                           -----------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards                    $ 27,499,000             $ 23,324,000
 Research and development and state
  investment credit carryforwards                       1,548,000                1,102,000
 Depreciation                                             639,000                  618,000
 Other                                                     30,000                   12,000
                                           -----------------------------------------------
                                                       29,716,000               25,056,000
 Valuation allowance                                  (28,610,000)             (24,097,000)
                                           -----------------------------------------------
 Net deferred tax assets                                1,106,000                  959,000

Deferred tax liabilities:
 Deferred patent costs                                  1,084,000                  936,000
 Other                                                     22,000                   23,000
                                           -----------------------------------------------
Total deferred tax liabilities                          1,106,000                  959,000
                                           -----------------------------------------------
                                                       $        -            $           -
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

                         Ribozyme Pharmaceuticals, Inc.

12.  Subsequent Event (unaudited)

In March 1999, the Company entered into a collaboration with Eli Lilly and Company ("Lilly") to conduct research, development and commercialization of HEPTAZYME, the Company's ribozyme for the treatment of Hepatitis C virus ("HCV") infection. Under the terms of the agreement, the Company will receive approximately $9.2 million in 1999, which includes funding for research and clinical trial expenses, and an equity investment. In April 1999, Lilly purchased five shares of our Series L preferred stock for $7.5 million. Separately, during 1999 Lilly will provide research revenue payments totaling $1.7 million paid in three equal quarterly installments. In addition, the Company may receive success fees related to various development milestones and royalties on future sales of products developed related to the collaboration. Lilly will receive the exclusive worldwide commercialization rights to products that result from this collaboration, including the HEPTAZYME product. The Company has retained certain rights to manufacture HEPTAZYME products resulting from the collaboration.