Form 10-Q
period 1999-06-30
RIBOZYME PHARMACEUTICALS INC
filed 1999-08-13
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended June 30, 1999

                                      or

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

                                 _____________

Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No _____
   -----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 10, 1999 was 9,227,889.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.   Financial Statements

          Condensed Balance Sheets as of June 30, 1999 (unaudited) and
          December 31, 1998..............................................   3

          Condensed Statements of Operations - Three and Six Months Ended
          June 30, 1999 and 1998 (unaudited).............................   4

          Condensed Statements of Cash Flows - Six Months Ended
          June 30, 1999 and 1998 (unaudited).............................   5

          Notes to Condensed Financial Statements (unaudited)............   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....  13

PART II - OTHER INFORMATION

Item 2.   Changes in Securities..........................................  14
Item 4.   Submission of Matters to a Vote of Security Holders............  14
Item 6.   Exhibits and Reports on Form 8-K...............................  15

SIGNATURES...............................................................  16

Exhibit Index............................................................  17

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                           June 30,            December 31,
                                                             1999                 1998
                                                             ----                 ----
                                                         (unaudited)
Current assets
--------------
  Cash and cash equivalents                                 $ 11,264,609        $  6,511,512
  Securities available-for-sale                                1,000,136
  Accounts receivable                                          2,375,143           1,163,388
  Accounts receivable-related parties                            218,794           2,735,193
  Prepaid expenses and other current assets                      527,136             203,232
                                                            ------------        ------------
Total current assets                                          15,385,818          10,613,325

Property, plant and equipment at cost,
 net of accumulated depreciation                               4,064,803           4,222,194

Notes receivable-related parties                                 172,750             162,466
Patent costs, net                                              3,004,634           2,905,575
Investment in Atugen Biotechnology GmbH                          161,891             860,216
Other assets                                                     456,590             460,515
                                                            ------------        ------------

Total assets                                                $ 23,246,486        $ 19,224,291
                                                            ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities
-------------------
  Accounts payable-trade                                    $    632,364        $    750,514
  Accrued expenses                                               353,528             396,143
  Deferred revenue, current portion-related parties              400,000             400,000
  Current portion of long-term debt                              427,930             498,179
                                                            ------------        ------------
Total current liabilities                                      1,813,822           2,044,836

Deferred revenue, long-term portion-related parties            1,400,000           1,600,000
Long-term debt                                                    74,864             200,455
Convertible debt-related parties                               6,551,675           4,344,612

Stockholders' equity
--------------------
  Preferred stock                                                      0                   -
  Common stock                                                    92,279              91,815
  Additional paid-in capital                                  92,166,532          84,434,213
  Deferred compensation and other                                (69,013)            (69,149)
  Accumulated deficit                                        (78,783,673)        (73,422,491)
                                                            ------------        ------------
Total stockholders' equity                                    13,406,125          11,034,388
                                                            ------------        ------------

Total liabilities and stockholders' equity                  $ 23,246,486        $ 19,224,291
                                                            ============        ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three months ended                 Six months ended
                                                    June 30,                          June 30,
                                            ------------------------           ----------------------
                                             1999             1998               1999           1998
                                             ----             ----               ----           ----
Revenue
 Collaborative agreements                    $ 2,175,738    $   752,175         $ 3,876,973    $ 1,492,175
 Other income                                          -              -                   -         25,045
                                             -----------    -----------         -----------    -----------
Total revenues                                 2,175,738        752,175           3,876,973      1,517,220

Expenses
 Research and development                      3,624,690      4,580,880           7,385,123      9,581,750
 General and administrative                      537,038        514,632           1,096,334        981,837
                                             -----------    -----------         -----------    -----------
Total expenses                                 4,161,728      5,095,512           8,481,457     10,563,587

Operating loss                                (1,985,990)    (4,343,337)         (4,604,484)    (9,046,367)

Other income (expense)
 Interest income                                 112,720        167,666             202,935        379,995
 Interest expense                               (149,217)      (240,586)           (261,308)      (410,223)
 Equity in loss of
    unconsolidated affiliate                    (203,701)             -            (698,325)             -
                                             -----------    -----------         -----------    -----------
 Total other income (expense)                   (240,198)       (72,920)           (756,698)       (30,228)

Net loss                                     $(2,226,188)   $(4,416,257)        $(5,361,182)   $(9,076,595)
                                             ===========    ===========         ===========    ===========

Net loss per share                           $     (0.24)   $     (0.49)        $     (0.58)   $     (1.03)

Shares used in computing
net loss per share                             9,213,717      9,049,656           9,197,993      8,830,197
                                             ===========    ===========         ===========    ===========

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six months ended
                                                                              June 30,
                                                                     ----------------------------
                                                                          1999          1998
                                                                          ----          ----

Operating Activities
Net loss                                                              $(5,361,182)   $(9,076,595)
Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation and amortization                                            817,263        914,509
 Equity in loss of unconsolidated affiliate                               698,325             --
 Compensation for forgiveness of notes
   receivable-related parties                                              67,466         92,466
 Compensation related to sales of stock                                    25,620         19,178
 Expense related to warrant repricing                                      42,221             --
 Gain on sale of investment in corporate partner                               --        (25,045)
 Accrued interest included in convertible debt                            207,063        126,718
 Changes in operating assets and liabilities:
   Accounts receivable                                                  1,304,644       (226,631)
   Prepaid expenses and other                                            (304,467)        19,985
   Other assets                                                             3,925       (166,427)
   Accounts payable                                                      (118,150)       165,814
   Accrued expenses                                                       (42,615)      (167,348)
   Deferred license revenue                                              (200,000)            --
                                                                      -----------    -----------
 Net cash used in operating activities                                 (2,859,887)    (8,323,376)

Investing activities
 Additions to property, plant and equipment                              (608,174)      (640,055)
Additions to deferred patent costs                                       (150,757)      (235,405)
 Net purchases of securities available-for-sale                        (1,000,000)      (995,320)
 Sale of investment in corporate partner                                       --        275,045
 Transfer of restricted cash                                                   --         45,145
 Loan repayments-related parties                                               --          1,875
 Loan advances-related parties                                            (97,187)       (10,000)
                                                                      -----------    -----------
 Net cash used in investing activities                                 (1,856,118)    (1,558,715)

Financing activities
 Net proceeds from sale of common and preferred stock                   7,664,942      2,638,121
 Payments under loan facilities                                          (195,840)      (627,764)
 Borrowings under loan facilities                                       2,000,000      2,000,000
                                                                      -----------    -----------
 Net cash provided by financing activities                              9,469,102      4,010,357

Net increase (decrease) in cash and cash equivalents                    4,753,097     (5,871,734)
Cash and cash equivalents at beginning of period                        6,511,512     15,302,775
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $11,264,609    $ 9,431,041
                                                                      ===========    ===========

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

Note 1:   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K/A for the year ended December 31, 1998.

Note 2:   Collaboration with Eli Lilly and Company

     In March 1999, we entered into a collaboration with Eli Lilly and Company to conduct research, development and commercialization of HEPTAZYME, our ribozyme for the treatment of Hepatitis C virus infection. Under the terms of the agreement, we will receive approximately $1.7 million in 1999 in research revenues to fund research and other expenses. In addition, in April 1999, Lilly purchased five shares of our Series L preferred stock for $7.5 million. We may receive success fees related to various development milestones and royalties on future sales of products developed related to the collaboration. Lilly will receive the exclusive worldwide commercialization rights to products that result from this collaboration, including the HEPTAZYME product. We have retained certain rights to manufacture HEPTAZYME products resulting from the collaboration.

Note 3:   July 1999 Public Offering

     In July 1999, we completed a public offering of 1.8 million shares of our common stock at $3.50 per share. Gross proceeds were $6.3 million and net proceeds are estimated at $5.5 million after deducting placement agency fees and expenses.

Note 4: Comprehensive Income

     Comprehensive income for the three and six month periods ended June 30, 1999 and 1998 were immaterial for reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of our Business

     Ribozyme Pharmaceuticals was founded to commercialize products and services based upon the significant potential of "ribozymes," a discovery of Professor Thomas R. Cech for which he shared a Nobel Prize. Our primary business focus is to use our technology to develop a new class of drugs consisting of ribozymes to treat or prevent human disease. We are in various stages of clinical trials and preclinical development for two lead product candidates: ANGIOZYME for the treatment of solid tumor cancers and HEPTAZYME for the treatment of Hepatitis C. Chiron Corporation is our collaborator for the development and commercialization of ANGIOZYME and Eli Lilly and Company is our collaborator for the development and commercialization of HEPTAZYME. We have gene function identification and target validation agreements with Schering AG, Roche Bioscience and GlaxoWellcome. In addition, we have existing gene function identification and target validation agreements with Chiron and Parke-Davis which are substantially complete, but we may be obligated to perform additional work.

     We recently completed Phase Ib clinical trials in cancer patients for our most advanced product candidate, ANGIOZYME and expect to commence Phase II trials before the end of 1999. We expect to file an Investigational New Drug application for our second product candidate, HEPTAZYME, in the fourth quarter of 1999 and commence clinical trials in 2000. To date, we have committed substantially all our resources to our research and product development programs.

     We have not generated any revenues from product sales, nor do we anticipate
any in the foreseeable future.   Revenue recorded from our collaborative
agreements consists of:

     . Research revenue. Typically research revenue is based on the fully burdened cost of a researcher working on a collaboration. Rates are billed per employee, per year, prorated for time worked on a project. This revenue is typically invoiced on a quarterly basis, either up front or in arrears. Revenue is recognized ratably over the period, with the balance reflected as deferred revenue until earned. The revenue is typically recurring over the term of a collaboration.

     . License revenue. License revenue is recognized ratably over the term of the license. Payments received in advance are recorded as deferred revenue until earned.

     . Milestone revenue. Milestone revenue is recognized in full when the related milestone performance goal is achieved. Milestone revenue is typically not consistent or recurring in nature.

     . Up front revenue. Up front revenue is fully recognized upon signing a collaboration and is related to the value of the research at that point in time. Up front revenue may also be a reimbursement to us of recent expenses we incurred related to product development.

     Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. We have no further research commitments from our collaborators that have provided us with recognized revenues. As of June 30, 1999, all revenues recognized have been earned and no other obligations exist for this revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

     We expect to commit significant additional resources conducting clinical trials for ANGIOZYME , as well as for clinical trials for other potential product candidates. In addition, although we believe our existing manufacturing facilities and those available from contract manufacturers will be satisfactory for the manufacture of our current product candidates through clinical trials, we will need to commit significant resources in order to support manufacturing on a commercial scale.

     We have not been profitable since inception and have an accumulated deficit of $78.8 million as of June 30, 1999. Losses have resulted primarily from our research and development programs. We anticipate incurring additional losses as ANGIOZYME and HEPTAZYME advance through clinical development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each agreement. Milestone performance criteria is specific to each agreement and based on our future performance. In some instances, we may forfeit milestone payments if we fail to accomplish a goal within a certain time frame.
Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     In 1998, we announced the formation of a new company, Atugen Biotechnology GmbH, in Berlin, Germany that utilizes our proprietary ribozyme and related technologies as a continuation of our target validation and discovery business. The formation of Atugen took place through private sector investments and funding commitments from the German government as part of its initiative to encourage new biotechnology investments in Germany. In 1998, we transferred our gene identification and target validation technology to Atugen in exchange for a substantial equity interest. We plan to have an on-going business relationship with Atugen.

     We expect to continue our existing gene identification and target validation agreements with our collaborators by subcontracting services to Atugen. Atugen will enter into future gene identification and target validation agreements directly with collaborators, but we retain rights to use the technology internally, and to develop oligonucleotides as therapeutic agents against targets validated by Atugen. In 1998, we received a one-time license fee from Atugen for the exclusive rights to our gene identification and target validation technology. In our on-going relationship with Atugen, we will receive payments for:

     .    management and administrative services we provide,
     .    oligonucleotides and other chemicals, and
     .    prosecution of relevant patents.

In addition, we retain exclusive rights to oligonucleotide therapeutic agents against targets validated by Atugen. Atugen will be reimbursed for any subcontracting services it provides to us on a full time equivalent basis.

Results of Operations

Three and Six Months Ended June 30, 1999 and 1998

     Revenues. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Collaborative revenues increased to $2.2 million and $3.9 million for the three and six months ended June 30, 1999, from $752,000 and $1.5 million for the corresponding periods in 1998. The increase is primarily due to $1.1 million and

$2.2 million in revenues recorded for the three and six months ended June 30, 1999, respectively, from Chiron related to joint product development of ANGIOZYME. According to our agreement with Chiron, we share equally with Chiron in the clinical trial costs of ANGIOZYME. We paid for virtually all of the development expenses related to ANGIOZYME which were incurred during the first half of 1999. Chiron then reimbursed us for half of the costs. Revenue recorded from Chiron relates to research and development expenses already incurred and no further obligation exists between us and Chiron related to revenues recognized. Future Chiron revenues related to the joint development of ANGIOZYME will vary and will depend on the stage of clinical development. In addition, we recorded $427,000 and $1.0 million in revenues for the three and six months ended June 30, 1999, in connection with our service agreement with Atugen. Atugen pays for research reagents and management and administrative services that we provide. Atugen revenues are earned and recognized as the products and services are provided. Also during the quarter ended June 30, 1999, we recorded revenues of $608,000 from Lilly for funding of research and development expenses related to joint product development of HEPTAZYME.

     In January of 1998, we recorded as other income a gain of $25,000 from the sale of stock in a corporate partner. The privately held stock, which was purchased by the Company in the first quarter of 1996 for $250,000, was sold back to the corporate partner in January 1998.

     Expenses. Research and development expenses decreased to $3.6 million and $7.4 million for the three and six months ended June 30, 1999, compared to $4.6 million and $9.6 million, respectively, for the corresponding periods in 1998. The decrease was primarily due to transferring our gene identification and target validation business to Atugen. In January 1999, Atugen USA, a wholly-owned subsidiary of Atugen, was incorporated and subsequently all gene identification and target validation expenses previously charged to us were transferred to Atugen USA. Expenses of approximately $751,000 and $1.5 million were recorded by Atugen USA for the three and six months ended June 30, 1999, which included payroll, facility and general expenses for approximately fifteen employees transferred to Atugen USA. Expenses for the approximately fifteen employees transferred to Atugen USA were included in our 1998 expenses but were not included in the 1999 amount. However, we expect research and development expenses to increase from current levels as we expand our development programs for ANGIOZYME and HEPTAZYME, including pre-clinical studies and clinical trials.

     General and administrative expenses increased slightly to $537,000 and $1.1 million, for the three and six months ended June 30, 1999, compared to $515,000 and $982,000, respectively, for the corresponding periods in 1998. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support our expanding operations and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations and business development efforts.

     Other income (expense). Interest income decreased to $113,000 and $203,000 for the three and six months ended June 30, 1999 compared to $168,000 and $380,000 for the corresponding periods in 1998. The decrease is due to lower average balances in our cash and cash equivalents and securities available-for-sale during the second quarter of 1999, as compared to the same quarter in 1998. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Interest expense decreased to $149,000 and $261,000 for the three and six months ended June 30, 1999, compared to $241,000 and $410,000, respectively, for the corresponding periods in 1998. The decrease is attributable to the payoff of a loan for tenant improvements and equipment in December 1998. However, interest expense is expected to increase in the future as we arrange for additional financing for operations.

     Equity in loss of unconsolidated affiliate was $203,000 for the three month period ended June 30, 1999. No expense was required or recorded in the corresponding period in 1998. The expense is in connection with our initial cash investment of $2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen in 1998. At June 30, 1999, we owned 83.2% of Atugen's outstanding common stock and, as a result, we recorded our share of Atugen's second quarter net loss, resulting in equity in loss of unconsolidated affiliate of $203,000. At June 30, 1999, our remaining net investment in Atugen was $162,000, which we expect to eliminate entirely during the remainder of 1999 as we share further in Atugen's anticipated losses.

Liquidity and Capital Resources

     Since inception, we have financed our operations through public offerings in April 1996, October 1997 and July 1999, private placements of preferred stock, loans from financial institutions and funds received under our collaborative agreements with a number of corporate partners. From inception through June 30, 1999, we have received approximately:

     .    $29.0 million in net proceeds from private placements,
     .    $31.1 million in net proceeds from public offerings,
     .    $52.6 million from our collaborations, and
     .    $9.8 million in equipment financing.

     We had cash, cash equivalents and securities available-for-sale of $12.3 million at June 30, 1999, compared to $6.5 million at December 31, 1998. The $5.8 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $2.8 million used for operations, $759,000 used for investments in equipment and patents, and $293,000 in loan payments and loan advances, offset by proceeds from the Lilly preferred stock placement of $7.5 million, proceeds from other equity transactions of $165,000 and loan proceeds of $2.0 million.

     We invest our cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

     Schering AG made a $2.5 million equity investment in us in May 1997 in exchange for 212,766 shares of common stock and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997 and 1998. In addition, we received $1.0 million on this loan facility in each of January 1999 and June 1999. Schering AG will continue to provide loans of up to $2.0 million annually for each of the next two years, provided that the collaboration is continued, at Schering AG's option, in each of those years. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. At June 30, 1999, the outstanding borrowings of $6.6 million were convertible into approximately 1.5 million shares of our common stock. Principal and interest payments are deferred until maturity of the loans which is April 2004. We may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of products resulting from the collaboration. Schering AG may terminate the research collaboration at any time by paying us termination fees.

     In March 1999, we entered into a collaboration with Eli Lilly and Company pursuant to which Lilly was granted the exclusive worldwide right to develop and commercialize HEPTAZYME and any other ribozyme drug for the treatment of Hepatitis C infection. If Lilly abandons or does not diligently pursue the development of HEPTAZYME or another ribozyme drug for the treatment of Hepatitis C infection, all rights to HEPTAZYME and such other ribozymes revert to us, subject to the right of Lilly to receive royalty payments, if applicable, on the sale of products developed by us or our third-party collaborators. Lilly may terminate the collaboration at any time by giving us ninety days' notice.

     On April 30, 1999 we issued five shares of our Series L preferred stock to Lilly for $7.5 million in cash. Each share of Series L preferred stock:

     .    has a $1.5 million face value,
     .    has liquidation preference over our common stock,
     . has no voting rights, except as may be required under Delaware law, and
     . is convertible into shares of our common stock based upon milestones related to the development and commercialization of HEPTAZYME.

Lilly will pay us $9.2 million in 1999, which includes $1.7 million of funding for research, payable in three equal installments, and $7.5 million equity investment made by Lilly in April 1999. Including development milestones, which we will be entitled to receive if a commercial product is offered for sale in the United States, Europe and Japan, we could receive as much as $38 million prior to commercialization including the $9.2 million set forth above. In addition we will be entitled to royalties on the sale of products developed pursuant to the collaborations. We could also realize increased revenues from product manufacturing and research.

     Subsequent to the end of the second quarter, in July 1999 we completed a public offering of 1.8 million shares of our common stock at $3.50 per share. Gross proceeds were $6.3 million and net proceeds are estimated at $5.5 million after deducting placement agency fees and expenses.

     Total additions for property, plant and equipment for the six months ended June 30, 1999 were $608,000, all of which were financed through our existing loan facility from Schering AG.

     We anticipate that our existing financial resources, the equity investment from Lilly, proceeds from the July 1999 public offering and expected revenues from our collaborations should be adequate to satisfy our anticipated capital requirements through early-2001. We expect to incur substantial additional research and development costs, including costs related to:

     .    costs related to our research, drug discovery and development programs,
     .    preclinical and clinical trials of our products, if developed,
     .    prosecuting and enforcing patent claims,
     .    general administrative and legal items, and
     .    manufacturing and marketing of products, if any.

     We may raise additional capital through public or private financing, as well as collaborative relationships, borrowings and other as yet undetermined sources. We cannot assure you that funds will be available on favorable terms, if at all. If we raise additional funds by issuing equity securities, the holdings of existing stockholders will be further diluted. In addition, future collaborative relationships may not successfully reduce our funding requirements which may require us to relinquish or reduce rights to our technologies or products.

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

     Based on our evaluations and remediation efforts, we do not anticipate that we will incur any significant costs relating to the assessment and remediation of year 2000 issues. To date, we estimate that we have spent approximately $30,000 in reviewing and remediating year 2000 issues and that total expenditures incurred in completing our review and remediation efforts will not exceed $60,000. These expenditures are budgeted as part of our operating expenses. However, expenditures for year 2000 remediation efforts may exceed this amount if unforeseen complications arise. Also, we or our vendors, suppliers and corporate partners may not be able to successfully identify and remedy all potential year 2000 problems.

     We have developed and are implementing a contingency plan including the following:

     . maintaining all data in hard copy that is generated or collected by our vendors, suppliers and collaborators so any loss of data due to year 2000 problems could be re-entered manually,
     . maintaining all of our accounting records in hard copy so that we can continue to manually pay vendors, employees, consultants and collaborators in the event that our accounting software or other computer programs or systems malfunction,
     . maintaining hard copies of all scientific and business related electronic data,
     .    archiving critical business paperwork,
     . scheduling manufacturing campaigns not to extend or overlap the year 2000 time change, and
     .    upgrading security systems.

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

Forward-looking Statements

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

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     Pursuant to a Purchase Agreement dated March 17, 1999 between Ribozyme Pharmaceuticals, Inc., and Eli Lilly and Company, Ribozyme Pharmaceuticals, Inc. issued 5 shares of its Series L preferred stock to Eli Lilly in exchange for $7.5 million on April 30, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 1999, we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1. The election of six directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

          Director                          For            Against
          --------                          ---            -------
          David T. Morgenthaler             6,590,046      284,123
          Jeremy Curnock Cook               6,590,046      284,123
          Anders P. Wiklund                 6,590,046      284,123
          Ralph E. Christoffersen           6,590,046      284,123
          Anthony B. Evnin                  6,590,046      284,123
          David Ichikawa                    6,590,046      284,123

2. To approve an increase in the number of options which may be granted under our 1996 Stock Option Plan by 350,000 from 1,667,154 to 2,017,154.

               Votes For          -    6,112,821
               Votes Against      -      734,533
               Votes Abstained    -       26,815

3. To ratify the selection of Ernst & Young, LLP as our independent auditors for 1999.

               Votes For          -    6,849,154
               Votes Against      -       17,745
               Votes Abstained    -        7,270

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)      Amended and Restated Certificate of Incorporation (1)
          3(ii)     Restated Bylaws (2)
          27        Financial Data Schedule

     (b)  Reports on Form 8-K

          We filed reports on Form 8-K/A, dated May 28, 1999, June 9, 1999 and June 16, 1999, which reported a Participation Agreement, as amended, dated August 31, 1998, and related documents between Ribozyme Pharmaceuticals, Inc. and Atugen Biotechnology, GmbH.
______
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIBOZYME PHARMACEUTICALS, INC.

Dated:    August 13, 1999         By:  /s/ RALPH E. CHRISTOFFERSEN
          ---------------              ----------------------------
                                       Ralph E. Christoffersen
                                       President and Chief
                                       Executive Officer

Dated:    August 13, 1999         By:  /s/ LAWRENCE E. BULLOCK
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