Form 10-Q
period 1999-09-30
RIBOZYME PHARMACEUTICALS INC
filed 1999-11-15
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
               For the quarterly period ended September 30, 1999

                                      or

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

Yes X      No ___
   ---

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 10, 1999 was 11,234,135.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q


PART 1 - FINANCIAL INFORMATION

                                                                                 PAGE
                                                                                 ----
Item 1.  Financial Statements
         Condensed Balance Sheets as of September 30, 1999 (unaudited) and
         December 31, 1998.........................................................3

         Condensed Statements of Operations - Three and Nine Months Ended
         September 30, 1999 and 1998 (unaudited)...................................4

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 1999 and 1998 (unaudited)...................................5

         Notes to Condensed Financial Statements (unaudited).......................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................13

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.....................................................13
Item 6.  Exhibits and Reports on Form 8-K..........................................14

SIGNATURES.........................................................................15

Exhibit Index......................................................................16


PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS

                       ASSETS
                       ------

                                                        September 30,   December 31,
                                                            1999           1998
                                                            ----           ----
                                                         (unaudited)
Current assets
--------------
 Cash and cash equivalents                              $ 12,059,991   $  6,511,512
 Securities available-for-sale                             2,910,076             --
 Accounts receivable                                       2,837,615      1,163,388
 Accounts receivable-related parties                         384,846      2,735,193
 Prepaid expenses and other current assets                   329,916        203,232
                                                        ------------   ------------
Total current assets                                      18,522,444     10,613,325

Property, plant and equipment at cost,
 net of accumulated depreciation                           3,979,781      4,222,194

Notes receivable-related parties                             259,750        162,466
Patent costs, net                                          4,134,140      2,905,575
Investment in Atugen Biotechnology GmbH                                     860,216
Other assets                                                 456,590        460,515
                                                        ------------   ------------

Total assets                                            $ 27,352,705   $ 19,224,291
                                                        ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities
-------------------

 Accounts payable-trade                                 $    831,308   $    750,514
 Accrued expenses                                            526,546        396,143
 Deferred revenue, current portion-related parties           400,000        400,000
 Current portion of long-term debt                           294,291        498,179
                                                        ------------   ------------
Total current liabilities                                  2,052,145      2,044,836

Deferred revenue, long-term portion-related parties        1,300,000      1,600,000
Long-term debt                                                56,478        200,455
Convertible debt-related parties                           6,678,658      4,344,612

Stockholders' equity
--------------------
 Preferred stock                                                  --             --
 Common stock                                                112,079         91,815
 Additional paid-in capital                               98,571,651     84,434,213
 Deferred compensation and other                             (69,460)       (69,149)
 Accumulated deficit                                     (81,348,846)   (73,422,491)
                                                        ------------   ------------
Total stockholders' equity                                17,265,424     11,034,388
                                                        ------------   ------------

Total liabilities and stockholders' equity              $ 27,352,705   $ 19,224,291
                                                        ============   ============

See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                     Three months ended          Nine months ended
                                       September 30,               September 30,
                                 --------------------------  --------------------------
                                     1999          1998          1999          1998
                                 ------------  ------------  ------------  ------------
Revenue
 Collaborative agreements        $ 1,806,849    $3,282,250   $ 5,683,822   $ 4,774,425
 Other income                             --            --            --        25,045
                                 -----------    -----------  -----------   -----------
Total revenues                     1,806,849     3,282,250     5,683,822     4,799,470

Expenses
 Research and development          3,782,369     3,483,642    11,167,492    13,065,392
 General and administrative          484,552       499,794     1,580,887     1,481,632
                                 -----------    ----------   -----------   -----------
Total expenses                     4,266,921     3,983,436    12,748,379    14,547,024

Operating loss                    (2,460,072)     (701,186)   (7,064,557)   (9,747,554)

Other income (expense)
 Interest income                     201,755       131,792       404,690       511,787
 Interest expense                   (144,964)     (198,655)     (406,272)     (608,878)
 Equity in loss of
    unconsolidated affiliate        (161,891)            --     (860,216)            --
                                 -----------    -----------   -----------   -----------
 Total other income (expense)       (105,100)      (66,863)     (861,798)      (97,091)

Net loss                         $(2,565,172)   $ (768,049)  $(7,926,355)  $(9,844,645)
                                 ===========    ==========   ===========   ===========

Net loss per share                    $(0.23)       $(0.08)       $(0.81)       $(1.10)

Shares used in computing
net loss per share                10,975,113     9,110,220     9,796,876     8,924,564
                                 ===========    ==========   ===========   ===========

See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               Nine months ended
                                                 September 30,
                                           ----------------------------
                                               1999           1998
                                           -------------  -------------

Operating Activities
Net loss                                    $(7,926,355)  $ (9,844,645)
Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation and amortization                1,228,906      1,335,037
 Equity in loss of unconsolidated
  affiliate                                     860,216             --
 Compensation for forgiveness of notes
   receivable-related parties                   100,466        126,466
 Compensation related to sales of stock          25,620         19,178
 Expense related to warrant repricing            42,221             --
 Gain on sale of investment in corporate
  partner                                            --        (25,045)
 Accrued interest included in
  convertible debt                              334,046        206,954
 Changes in operating assets and
  liabilities:
   Accounts receivable                          676,120     (2,683,956)
   Prepaid expenses and other                   (95,247)        49,971
   Other assets                                   3,925       (298,958)
   Accounts payable                              80,795        115,685
   Accrued expenses                             130,404       (138,672)
   Deferred license revenue                    (300,000)            --
                                           -------------  -------------
 Net cash used in operating activities       (4,838,883)   (11,137,985)

Investing activities
 Additions to property, plant and
  equipment                                    (907,672)      (715,974)
 Additions to deferred patent costs            (238,448)      (335,245)
 Net purchases of securities
  available-for-sale                         (2,910,387)      (995,320)
 Purchase of Innovir patents                    (28,200)            --
 Sale of investment in corporate partner             --        275,045
 Transfer of restricted cash                         --         52,669
 Loan repayments-related parties                 33,000          1,875
 Loan advances-related parties                 (262,187)       (10,000)
                                           -------------  -------------
 Net cash used in investing activities       (4,313,894)    (1,726,950)

Financing activities
 Net proceeds from sale of common and
  preferred stock                            13,049,121      2,639,979
 Payments under loan facilities                (347,865)      (853,655)
 Borrowings under loan facilities             2,000,000      2,000,000
                                           -------------  -------------
 Net cash provided by financing
  activities                                 14,701,256      3,786,324

Net increase (decrease) in cash and cash
 equivalents                                  5,548,479     (9,078,611)
Cash and cash equivalents at beginning
 of period                                    6,511,512     15,302,775
                                           -------------  -------------
Cash and cash equivalents at end of
 period                                     $12,059,991   $  6,224,164
                                           ============   =============

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)

Note 1:  Basis of Presentation

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K/A for the year ended December 31, 1998.

Note 2:  July 1999 Public Offering

            In July 1999, we completed a public offering of 1,800,000 shares of our common stock at $3.50 per share. Gross proceeds were $6.3 million and net proceeds were approximately $5.5 million after deducting placement agency fees and expenses.

Note 3:  Innovir Patent Purchase

            In August 1999, we purchased 28 issued and pending patents and two trademarks from Innovir Laboratories, Incorporated. These patents could provide us with new pharmaceutical compositions for the treatment of disease and further strengthens our intellectual patent portfolio. The purchase price of these patents was approximately $1.1 million, which consisted of $25,000 in cash, $664,000 for 160,000 in shares of unregistered common stock in Ribozyme Pharmaceuticals Inc., and $377,000 for a warrant to purchase 350,000 shares of our common stock with an exercise price of $12 per share. The warrant expires in August 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of our Business

            Ribozyme Pharmaceuticals was founded to commercialize products and services based upon the significant potential of "ribozymes," a discovery of Professor Thomas R. Cech for which he shared a Nobel Prize. Our primary business focus is to use our technology to develop a new class of drugs consisting of ribozymes to treat or prevent human disease. We are in various stages of clinical trials and preclinical development for two lead product candidates:
ANGIOZYME for the treatment of solid tumor cancers and an anti-HCV ribozyme for the treatment of Hepatitis C. Chiron Corporation is our collaborator for the development and commercialization of ANGIOZYME and Eli Lilly and Company is our collaborator for the development and commercialization of the anti-HCV ribozyme. We have gene function identification and target validation agreements with Schering AG, Roche Bioscience and GlaxoWellcome. In addition, we have existing gene function identification and target validation agreements with Chiron and Parke-Davis which are substantially complete, but we may be obligated to perform additional work.

            We recently completed Phase Ib clinical trials in cancer patients for our most advanced product candidate, ANGIOZYME and expect to commence Phase I/II trials before the end 1999. We expect to file an Investigational New Drug application for our second product candidate, an anti-HCV ribozyme, in the fourth quarter of 1999 and commence clinical trials in 2000. To date, we have committed substantially all our resources to our research and product development programs.

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

            Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of September 30, 1999, all revenues recognized have been earned and no other obligations exist for this revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

       We expect to commit significant additional resources conducting clinical trials for ANGIOZYME , as well as for clinical trials for other potential product candidates. However, we have the right to ask Chiron to pay our share of ANGIOZYME development costs during Phase II or Phase III clinical development. Additionally, we expect Lilly to provide the funding for development of the anti-HCV ribozyme. See our 10-K/A for the year ended December 31, 1998 for a detailed description on our collaborations. In addition, although we believe our existing manufacturing facilities and those available from contract manufacturers will be satisfactory for the manufacture of our current product candidates through clinical trials, we will need to commit significant resources in order to support manufacturing on a commercial scale.

       We have not been profitable since inception and have an accumulated deficit of $81.3 million as of September 30, 1999. Losses have resulted primarily from our research and development programs. We anticipate incurring additional losses as ANGIOZYME and the anti-HCV ribozyme advance through clinical development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

       In 1998, we announced the formation of a new company, Atugen AG in Berlin, Germany that utilizes our proprietary oligonucleotide technologies as a continuation of our target validation and discovery business. The formation of Atugen took place through private sector investments and funding commitments from the German government as part of its initiative to encourage new biotechnology investments in Germany. In 1998, we transferred our gene identification and target validation technology to Atugen in exchange for a substantial equity interest. We have an on-going business relationship with Atugen.

       We continue our existing gene identification and target validation agreements with our collaborators by subcontracting services to Atugen. Atugen has entered into gene identification and target validation agreements directly with collaborators, but we retain rights to use the technology internally, and exclusive rights to develop oligonucleotides as therapeutic agents against targets validated by Atugen. In 1998, we received a one-time license fee from Atugen for the exclusive rights to our gene identification and target validation technology. In our on-going relationship with Atugen, we receive payments for:

       . management and administrative services we provide, . oligonucleotides and other chemicals, and . prosecution of relevant patents.

Atugen is reimbursed for any subcontracting services it provides to us on a full time equivalent basis.

Results of Operations

Three and Nine months Ended September 30, 1999 and 1998

       Revenues. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Collaborative revenues decreased to $1.8 million and increased to $5.7 million for the three and nine months ended September 30, 1999, compared to $3.3 million and $4.8 million for the corresponding periods in 1998. The decrease for the quarter is primarily due to a one time $2.5 million research payment last year from Chiron related to the joint product development of ANGIOZYME. The increase for the nine month period ended September 30, 1999 over the same period in 1998, is primarily due to research revenues of $3.0 million, $1.2 million and $1.4 million recorded period to date from Chiron, Eli Lilly and Atugen, respectively. Chiron revenues are related to a joint product development collaboration of ANGIOZYME entered into at the end of the third quarter of 1998. According to our agreement with Chiron, we share equally with Chiron in the product development costs of ANGIOZYME. Through the third quarter of 1999, we have incurred virtually all of the development expenses related to ANGIOZYME. Chiron then reimbursed us for half of the costs. Revenue recorded from Chiron relates to research and development expenses already incurred and no further obligation exists between us and Chiron related to revenues recognized. Future Chiron revenues related to the joint development of ANGIOZYME will vary and will depend on the stage of clinical development. Lilly revenues are related to a joint product development collaboration of the anti-HCV ribozyme entered into during the second quarter of 1999. In addition, we recorded $942,000 and $1.4 million in revenues for the three and nine months ended September 30, 1999 in connection with our service agreement with Atugen. Atugen pays for research reagents and management and administrative services that we provide. Atugen revenues are earned and recognized as the products and services are provided.

       In January of 1998, we recorded as other income a gain of $25,000 from the sale of stock in a corporate partner. The privately held stock, which we purchased in the first quarter of 1996 for $250,000, was sold back to the corporate partner in January 1998.

       Expenses. Research and development expenses increased to $3.8 million and decreased to $11.2 million for the three and nine months ended September 30, 1999, compared to $3.5 million and $13.1 million, respectively, for the corresponding periods in 1998. The increase for the quarter is primarily due to scaling up of manufacturing, process development, pre-clinical studies and clinical trial expenses related to ANGIOZYME and the anti-HCV ribozyme. The year to date decrease was primarily due to transferring our gene identification and target validation business to Atugen . In January 1999, Atugen USA, a wholly-owned subsidiary of Atugen, was incorporated and subsequently all gene identification and target validation expenses previously charged to us were transferred to Atugen USA. Expenses of approximately $2.2 million were recorded by Atugen USA for nine months ended September 30, 1999, which included payroll, facility and general expenses for approximately fifteen employees transferred to Atugen USA. Expenses for the approximately fifteen employees transferred to Atugen USA were included in our 1998 expenses but were not included in the 1999 amount. However, we expect research and development expenses to increase from current levels as we expand our development programs for ANGIOZYME and the anti-HCV ribozyme, including pre-clinical studies and clinical trials.

       General and administrative expenses decreased slightly to $485,000, for the three months ended September 30, 1999, compared to $500,000 for the corresponding period in 1998. The decrease is related to timing of expenses and is not indicative of year to date results. General and administrative expenses increased to $1.6 million for the nine months ended September 30, 1999 compared to $1.5 million for the corresponding period in 1999. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support our expanding operations and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations and business development efforts.

       Other income (expense). Interest income increased to $202,000 and decreased to $405,000 for the three and nine months ended September 30, 1999 compared to $132,000 and $512,000 for the corresponding periods in 1998. The fluctuations in interest income are due to varying average balances in our cash and cash equivalents and securities available-for-sale during 1999, as compared to the same periods in 1998. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

       Interest expense decreased to $145,000 and $406,000 for the three and nine months ended September 30, 1999, compared to $199,000 and $609,000, respectively, for the corresponding periods in 1998. The decrease is attributable to the payoff of a loan for tenant improvements and equipment in December 1998. However, interest expense is expected to increase from current expenditures in the future as we arrange for additional financing for operations.

       Equity in loss of unconsolidated affiliate was $162,000 for the three month period ended September 30, 1999. No expense was required or recorded in the corresponding period in 1998. The expense is in connection with our initial cash investment of $2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen in 1998. At September 30, 1999, we owned 83.2% of Atugen's outstanding common stock and, as a result, we recorded our share of Atugen's second quarter net loss, resulting in equity in loss of unconsolidated affiliate of $162,000 which was our remaining net investment in Atugen.

Liquidity and Capital Resources

       Since inception, we have financed our operations through public offerings in April 1996, October 1997 and July 1999, private placements of preferred stock, loans from financial institutions and funds received under our collaborative agreements with a number of corporate partners. From inception through September 30, 1999, we have received approximately:

       . $29.0 million in net proceeds from private placements, . $36.6 million in net proceeds from public offerings, . $54.4 million from our collaborations, and . $9.8 million in equipment financing.

       We had cash, cash equivalents and securities available-for-sale of $15.0 million at September 30, 1999, compared to $6.5 million at December 31, 1998. The $8.5 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $4.8 million used for operations, $1.1 million used for investments in equipment and patents, and $600,000 in loan payments and loan advances, offset by proceeds from the Lilly preferred stock placement of $7.5 million in April 1999, net proceeds from our public offering in July 1999 of $5.5 million and loan proceeds of $2.0 million.

       We invest our cash, cash equivalents and securities available-for-sale in interest-bearing investment grade securities.

       Schering AG made a $2.5 million equity investment in us in May 1997 in exchange for 212,766 shares of common stock and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997 and 1998. In addition, we received $1.0 million on this loan facility in each of January 1999 and June 1999. Schering AG will continue to provide loans of up to $2.0 million annually for each of the next two years, provided that the collaboration is continued, at Schering AG's option, in each of those years. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. At September 30, 1999, the outstanding borrowings of $6.7 million were convertible into 1,335,731 shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. We may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of products resulting from the collaboration. Schering AG may terminate the research collaboration at any time by paying us termination fees.

          In March 1999, we entered into a collaboration with Eli Lilly and Company pursuant to which Lilly was granted the exclusive worldwide right to develop and commercialize the anti-HCV ribozyme and any other ribozyme drug for the treatment of Hepatitis C infection. If Lilly abandons or does not diligently pursue the development of the anti-HCV ribozyme or another ribozyme drug for the treatment of Hepatitis C infection, all rights to the anti-HCV ribozyme and such other ribozymes revert to us, subject to the right of Lilly to receive royalty payments, if applicable, on the sale of products developed by us or our third-party collaborators. Lilly may terminate the collaboration at any time by giving us ninety days' notice.

          On April 30, 1999 we issued five shares of our Series L preferred stock to Lilly for $7.5 million in cash. Each share of Series L preferred stock:

          .  has a $1.5 million face value,
          . has liquidation preference over our common stock, . has no voting rights, except as may be required under Delaware law,
             and
          . is convertible into shares of our common stock based upon milestones related to the development and commercialization of the anti-HCV ribozyme.

Lilly is paying us $9.2 million in 1999, which includes $1.7 million of funding for research and a $7.5 million equity investment in April 1999. As of September 30, 1999, we have recognized $1.2 million in research revenue from Lilly. Including development milestones, which we will be entitled to receive if a commercial product is offered for sale in the United States, Europe and Japan, we could receive as much as $38 million prior to commercialization including the $9.2 million set forth above. In addition we will be entitled to royalties on the sale of products developed pursuant to the collaborations. We could also realize increased revenues from product manufacturing and research.

          In July 1999 we completed a public offering of 1,800,000 shares of our common stock at $3.50 per share. Gross proceeds were $6.3 million and net proceeds were approximately $5.5 million after deducting placement agency fees and expenses.

          Total additions for property, plant and equipment for the nine months ended September 30, 1999 were $908,000, most of which were financed through our existing loan facility from Schering AG.

          We anticipate that our existing financial resources, the equity investment from Lilly, proceeds from the July 1999 public offering and expected revenues from our collaborations should be adequate to satisfy our anticipated capital requirements through early to mid-2001. We expect to incur substantial additional research and development costs, including costs related to:

          . costs related to our research, drug discovery and development programs,
          . preclinical and clinical trials of our products, if developed, . prosecuting and enforcing patent claims, . general administrative and legal items, and . manufacturing and marketing of products, if any.

          We may raise additional capital through public or private financing, as well as collaborative relationships, borrowings and other as yet undetermined sources. We cannot assure that funds will be available on favorable terms, if at all. If we raise additional funds by issuing equity securities, the holdings of existing stockholders will be further diluted. In addition, future collaborative relationships may not successfully reduce our funding requirements which may require us to relinquish or reduce rights to our technologies or products.

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

          The four phases for year 2000 preparation include completing an inventory of all computer systems, assessment of potential problems, remediation and testing. As of September 30, 1999 we have completed an inventory and assessment of all computer systems and were 80% complete on remediation efforts. We estimate that we will be 100% complete on remediation by December 1, 1999. Testing all of our systems has been an on going process and we estimate that it will be complete by mid-December.

          Based on our evaluations and remediation efforts, we have not incurred any significant costs relating to the assessment and remediation of year 2000 issues. To date, we estimate that we have spent approximately $45,000 in reviewing and remediating year 2000 issues and that total expenditures incurred in completing our review and remediation efforts will not exceed $60,000. These expenditures are budgeted as part of our operating expenses. However, expenditures for year 2000 remediation efforts may exceed this amount if unforeseen complications arise. Also, we or our vendors, suppliers and corporate partners may not be able to successfully identify and remedy all potential year 2000 problems.

          We do not believe that we will have to modify or replace any significant portions of our computer applications in order for our computer systems to continue to function properly in the year 2000. However, a "worst case" scenario may include the temporary interruption in manufacturing clinical trial drugs if we need to upgrade or replace computer systems. We do not expect any interruption of manufacturing to extend for more than a week. If our manufacturing is interrupted for a week, we do not expect it to affect our critical timelines significantly.

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

       In addition to internal efforts, we have also made efforts to insure that our suppliers and key third parties are year 2000 compliant. Our efforts include contacting suppliers and key third parties by phone, fax or website and requesting in writing that they are year 2000 compliant. To date we believe that all of our key third parties and vendors will not adversely affect our year 2000 compliance.


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


PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

       In July 1999, we completed a public offering of 1,800,000 shares of our common stock at a price of $3.50 per share.

       Pursuant to an Asset Purchase Agreement dated August 13, 1999, between Innovir Laboratories, Inc., VIMRX Holdings, Ltd., Nexell Therapeutics, Inc. (the "Sellers"), and Ribozyme Pharmaceuticals, Inc., Ribozyme Pharmaceuticals issued 160,000 shares of its common stock and a warrant for 350,000 shares of its common stock exercisable at a price of $12.00 per share in exchange for rights to the Sellers' intellectual property. We received no cash proceeds from these issuances. The shares and warrant were issued pursuant to Section 4(2) under the Securities Act of 1933 in a private offering to three accredited investors.

ITEM 5.  OTHER INFORMATION

       Ribozyme Pharmaceuticals, Inc. and Chiron Corporation are discontinuing their participation in the Phase I/II clinical trial of the anti-HIV ribozyme which was incorporated into a retroviral vector for ex vivo treatment of peripheral blood cells harvested for transplant. These trials are expected to continue at the City of Hope National Medical Center in Duarte, California under federal funding. Since gene therapy delivery technologies have proven inadequate to effectively deliver ribozymes and test the concept, commercial development of this product is being discontinued pending advances in gene delivery and expression.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)
          3(ii)    Restated Bylaws (2)
          27       Financial Data Schedule

     (b)  Reports on Form 8-K

          We did not file any reports on Form 8-K during the quarter for which this report on Form 10-Q is filed.

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

Dated:    November 15, 1999     By:  /s/ RALPH E. CHRISTOFFERSEN
          -----------------         ----------------------------
                                    Ralph E. Christoffersen
                                    President and Chief
                                    Executive Officer

Dated:   November 15, 1999      By:  /s/ LAWRENCE E. BULLOCK
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