Form 10-K
period 1999-12-31
RIBOZYME PHARMACEUTICALS INC
filed 2000-03-02
CIK 892112

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2000, was approximately $322,326,300.

As of February 28, 2000, the registrant had 11,940,230 shares of common stock, Par value $.01 per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

None.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                 PART I
Item 1.  Business                                                          3

Item 2.  Properties                                                       14

Item 3.  Legal Proceedings                                                14

Item 4.  Submission of Matters to a Vote of Security Holders              14

                 PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                              15

Item 6.  Selected Financial Data                                          16

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk       23

Item 8.  Financial Statements and Supplementary Data                      24

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         24

                 PART III

Item 10.  Directors and Executive Officers of Registrant                  25

Item 11.  Executive Compensation                                          27

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management. Changes in Control                                  36

Item 13.  Certain Relationships and Related Transactions                  37

                 PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K          40

ANGIOZYME(TM) and HERZYME(TM) are trademarks of Ribozyme
Pharmaceuticals, Inc.

                                    BUSINESS

An overview of our company

   We are developing a new class of drugs based on "ribozymes." Ribozymes are engineered molecules that have the ability to cleave RNA, including mRNA, and thereby selectively inhibit protein production. Because many human diseases result from abnormal protein production or viral replication, ribozymes are expected to be useful in developing pharmaceutical candidates for a broad range of human diseases.

  We are conducting a Phase I/II (safety and dosage) clinical trial for our lead product candidate, ANGIOZYME, for the treatment of solid tumor cancers in collaboration with Chiron. We expect to complete this trial before the end of 2000. Subject to FDA approval, we would expect to initiate a pivotal efficacy trial in 2001, which is intended to be the basis for a new drug application
(NDA).

   We have two other ribozymes in development with collaborators, an anti-HCV ribozyme and HERZYME. We are collaborating with Eli Lilly for the development and commercialization of an anti-HCV ribozyme, as a treatment of Hepatitis C, a viral liver disease. Clinical trials for our anti-HCV ribozyme were initiated in February 2000. In January 2000, we entered into a joint venture with Elan to develop HERZYME for the treatment of breast and other cancers. We expect to identify and begin preclinical testing on an additional product candidate by the end of 2000 and will continue to develop new ribozyme product candidates in the future.

  We have also used ribozymes for target discovery and validation, the process by which the life science industry identifies genes that cause or contribute to human disease. In 1998, we decided to focus on the therapeutic potential of ribozymes and transferred our target discovery and validation technology to a newly-formed German company, Atugen, for a significant equity interest in Atugen. Currently, we own a 48.4% interest in Atugen. Atugen is performing target discovery and validation for AstraZeneca, Axys, Glaxo Wellcome, Roche Bioscience and Schering AG. We have retained rights to develop ribozymes or other oligonucleotides against any targets validated by Atugen on its own or for its partners.

Genetic function and human disease

   The abnormal production of proteins directly causes many human diseases. The abnormality may be due to a defective gene or to the over- or under-production of a protein by a "normal" gene. The abnormal production of proteins may have direct effects on cells within the body or may initiate a series of events involving other proteins within the body, thereby producing disease. The gene functions of infectious agents, such as viruses, allow replication and growth of infectious agents in the human body.

   Production of proteins from genes, called "protein expression," generally involves two steps. First, the information from the DNA sequence of the gene is "transcribed" to mRNA. The second step involves "translation" of the mRNA and its information into a protein. The process by which genetic information is "expressed" in the form of a protein is highly selective; production of a particular protein generally requires its own specific DNA sequence which leads to a corresponding specific mRNA sequence. Blocking a gene's function, and hence the production of its associated proteins, is an increasingly vital tool in diagnosing and treating human disease.

Our ribozyme technology

   Our approach to drug discovery and development begins by either identifying a gene in humans causing or contributing to disease or identifying an essential gene in a disease-causing infectious agent. We analyze the nucleotide sequence of the target gene and create a complementary ribozyme nucleotide sequence.

   A ribozyme is a sequence of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA. Ribozymes act as "molecular scissors" by cutting RNA molecules into two ineffective strands, thereby preventing protein production. Each ribozyme destroys only a specifically targeted RNA sequence, thereby minimizing the risk of unwanted side effects. Since ribozymes can be applied to any RNA in principle, we have the potential to develop ribozymes as an entirely new class of therapeutic agents having broad applicability.

   In addition, ribozymes can be used to identify gene function and to validate the disease contributing function of a specific gene. In this way, ribozymes assist in the identification of new drug candidates. Our ribozyme technology is an important bridge between the growing knowledge regarding gene function and its contribution to the treatment or prevention of human diseases.

   We initially test the effectiveness of the ribozyme in cell culture or in animal models. If the ribozyme reduces or stops production of the protein associated with the disease, or slows the associated growth or spread of the disease, not only has the disease contributing function of the gene been validated, but also a drug candidate has been identified.

   Once we identify a target gene and related ribozyme, we optimize the ribozyme's effectiveness by varying the length of the portion of the ribozyme which binds to the RNA to maximize the ribozyme's selectivity and by modifying the chemical structure to increase the ribozyme's stability in the human body. To date, we have achieved a number of significant milestones important to the development of ribozymes and related technical issues, including the following:

   Design. We have developed a proprietary computer program to design ribozymes against sites in a target RNA sequence. This program allows us to accelerate the identification of potential ribozyme product candidates and to design multiple back-up candidates.

   Stability. To be useful as a treatment, a ribozyme must remain stable in human serum and cells long enough to destroy the targeted RNA and ideally long enough for each ribozyme molecule to destroy several RNA molecules. Unmodified ribozymes are stable and fully active in human serum for only a few seconds. We have successfully produced chemically-modified ribozymes that are stable and fully active in human serum and cells for more than 10 days. We believe this level of stability will be sufficient for ribozymes to be effective drugs.

   Selectivity. Based on third-party studies and our internal work, we believe that a ribozyme with a binding region of approximately 15 nucleotides is optimal. A binding region of this length is expected to match, on a statistical basis, only one specific RNA sequence in the coding region of entire human genome. Since the ribozyme should interact only with the target RNA, it should not affect other genes' functions and, therefore, should not have side effects when used as a drug. The high degree of selectivity of ribozymes has been demonstrated both by us and by third parties, including our collaborators.

  Delivery. Successful development of any drug requires that the drug be delivered to the desired site in the body. We are exploring a number of delivery possibilities, including local and systemic delivery of chemically synthesized ribozymes. For example, we have demonstrated systemic delivery of chemically synthesized ribozymes without any delivery vehicle using either intravenous or subcutaneous delivery in several animal models and in humans. We have also shown that ribozymes can be delivered via a single subcutaneous injection by patients at home with extended presence of the ribozymes in the patient's blood. This method provides increased convenience to patients and facilitates compliance with prescribed protocols.

   Safety. We have completed single and multiple dose animal safety studies with several ribozymes that have confirmed the ribozymes' lack of toxicity. For example, ANGIOZYME has shown a lack of toxicity in rodents and monkeys. As a result, the FDA allowed initial human clinical trials to be carried out in healthy volunteers. A Phase Ia trial in healthy volunteers and a Phase Ib trial in cancer patients have now been completed and ANGIOZYME has shown an excellent safety and tolerability profile.

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

   Manufacturing. To meet our needs for preclinical studies, clinical trials and the eventual commercialization of ribozymes, we must have the ability to manufacture a sufficient amount of ribozymes. We and our collaborators have developed proprietary technology allowing us to synthesize up to 2000 stabilized ribozymes in hundreds of microgram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites in short periods of time. We have also developed the capability to manufacture kilogram quantities under the FDA's current good manufacturing practices. In addition, in January 2000 we signed an agreement with Avecia Limited providing for the transfer of our proprietary manufacturing processes and intellectual property to enable Avecia to manufacture ribozyme products for us. We expect to be able to produce those drugs currently under development in sufficient quantities at commercially feasible cost, and of the quality required by the FDA, for anticipated clinical trials for our current product candidates.

The potential advantages of ribozymes in treating a disease

   We believe that ribozymes offer the following significant advantages over traditional approaches to treating diseases:

   Broad Applicability. Once a gene has been identified, a ribozyme can be designed to target and destroy the associated mRNA to inhibit the related gene function. Therefore, all diseases for which a gene can be identified as a cause or an essential contributing factor of diseases are potentially treatable with a ribozyme drug. In addition, identifying the essential genes of viruses and other infectious agents that cause human disease creates the potential to develop ribozyme products to inhibit these genes from functioning and, consequently, prevent the targeted infectious agent from surviving or reproducing.

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

   Destruction of Target. Instead of temporarily preventing gene function like traditional drugs, ribozymes destroy the target mRNA and stop the associated protein production. By contrast, most drugs do not destroy their target. This inherent feature of ribozymes may offer a significant advantage in the treatment of diseases caused by infectious agents such as viruses. For example, cleavage of target viral mRNA by ribozymes will inhibit the virus's ability to propagate, which may result in significant reduction in viral load in the patient.

Our business strategy

   Our strategy is to use our unique and patented ribozyme technology to identify and develop a new class of drugs to treat human diseases for which there are large numbers of patients and insufficient treatments. The primary elements of our strategy are to:

   Develop Ribozyme Drugs by Pursuing Multiple Product Candidates Across a Number of Diseases. Our strategy is to take advantage of the broad applicability of ribozymes by expanding the number of diseases upon which we are focused. Our first three product candidates target large and diverse markets including solid tumor cancers, metastatic cancers and infectious diseases. We have research underway on ribozymes which address multiple other diseases with large and unmet markets. Additionally, we expect that our relationship with Atugen will prove an important source of new therapeutic product candidates. Our near-term goal is to augment our existing pipeline by introducing one new product candidate into preclinical development before the end of 2000.

   Maximize Value of New Product Candidates through Expanded Internal Development. We have entered into and intend to continue to collaborate with major pharmaceutical companies to develop and commercialize many of our leading product candidates. Prior to entering into future collaboration agreements, we intend to demonstrate our new product candidate's commercial potential through preclinical testing or clinical trials. We believe that by extending the period during which we maintain complete control over new product candidates, we will be able to negotiate more favorable terms in future collaboration agreements. We may also pursue commercialization of certain new product candidates independently.

  Focus on Human Therapeutics and License Other Applications of Our
Technology. In 1998, we decided to concentrate our research and development efforts on the therapeutic potential of ribozymes and transferred our target discovery and validation technology to Atugen. We expect Atugen to continue to build the target discovery and validation business by actively pursuing new collaborations with major pharmaceutical and biotechnology companies. We will look for further opportunities to license our technology for certain non-therapeutic applications, including agricultural applications, to third parties.

   Maintain and Expand Our Patent Portfolio and Proprietary Technology. We currently own, or have exclusive licenses to over 110 issued or allowed patents worldwide and have more than 100 patent applications pending worldwide. In 1999, we acquired certain ribozyme intellectual property from Innovir Laboratories, Inc. to further strengthen our intellectual property portfolio. We dedicate substantial resources to the discovery of new inventions to maximize the value of our proprietary technology. We aggressively pursue patent protection to maintain worldwide rights to control the development and sale of ribozymes.

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

 ANGIOZYME

   We are developing ANGIOZYME primarily as a treatment for solid tumor and associated metastasis in cancers such as the lung, breast, prostate, colon and rectum. These cancers account for over 650,000 new cancer cases and nearly 300,000 deaths per year in the United States alone. In addition, ANGIOZYME could be used in products for the treatment of other diseases in which angiogenesis is a contributor such as macular degeneration and diabetic retinopathy.

   For a cancerous tumor to grow, the body must generate new blood vessels in the tumor to supply the blood necessary for tumor growth, a process known as angiogenesis. In many cases, the Vascular Endothelial Growth Factor (VEGF) molecule and its receptor are essential to angiogenesis. ANGIOZYME was developed to inhibit the production of the high affinity VEGF receptor, thereby slowing or stopping angiogenesis and related tumor growth and metastasis. We and independent third parties have conducted animal studies which have shown dramatic reduction in tumor growth and metastasis using ribozymes alone and in conjunction with existing cytotoxic cancer therapies.

   In January 1999, we completed a Phase Ia clinical trial in healthy volunteers. This trial, conducted on 14 healthy volunteers, demonstrated safety and tolerability and showed no drug related side effects. In 1999, we also completed a Phase Ib clinical trial to test for safety and tolerability in 16 cancer patients with a broad spectrum of solid tumors and metastasis. No clinically significant drug related side effects were seen, and the presence of ANGIOZYME in the blood of patients in excess of amounts needed to show efficacy in animals was observed up to 24 hours when ANGIOZYME was administered subcutaneously.

   We initiated a Phase I/II multi-dose clinical trial in cancer patients in November 1999. This trial is examining the effects of ANGIOZYME when given daily to cancer patients for 28 continuous days. ANGIOZYME is given via a subcutaneous injection once a day, at home, by the patients themselves. We expect to complete the Phase I/II trial by the end of 2000 and evaluate overall safety, tolerability and other effects and make observations regarding disease progression. Subject to FDA approval, we would expect to initiate a pivotal efficacy trial in 2001 which is intended to be the basis for a NDA.

   We are developing ANGIOZYME in collaboration with Chiron. While we share all development costs and profits equally with Chiron, we have the final decision-making authority on all development decisions and activities and we have retained the right to manufacture ANGIOZYME. If one party discontinues funding its share of the costs of clinical development, that party would not share equally in the profits from product sales but would receive a royalty based on net sales of that product. However, the non-participating party may regain its interest in the profits of ANGIOZYME by repaying the other party one-half of the development costs incurred solely by the other party, plus a predetermined risk premium, at either the commencement of Phase III testing or the filing of a New Drug Application or Product License Application.

 ANTI-HCV RIBOZYME

   Our anti-HCV ribozyme is being developed in collaboration with Eli Lilly to treat Hepatitis C, a viral disease of the liver. There are over four million chronically infected persons in the United States and over 170 million worldwide. Hepatitis C infects approximately 50,000 people and has over 10,000 deaths associated with it each year in the United States. It is the most common blood borne infection in the United States and has been identified as a "silent epidemic" and "a daunting challenge to public health" by the United States Congress.

   Current therapies for Hepatitis C are effective in less than 50% of existing patients and have serious side effects. Our research and preclinical testing have indicated that the anti-HCV ribozyme selectively cuts Hepatitis C RNA in a manner that significantly inhibits viral replication in cell culture. It is also expected to be effective against all known Hepatitis C sub-types, which now number over 90. Preclinical data or our anti-HCV ribozyme was published in the February 2000 issue of Hepatology. In February 2000, clinical trials were initiated for our anti-HCV ribozyme.

   In March 1999, we entered into a collaboration with Eli Lilly pursuant to which they were granted the exclusive worldwide right to develop and commercialize the anti-HCV ribozyme (previously known as HEPTAZYME(TM)) and any other ribozyme drug for the treatment of Hepatitis C in return for payment of all research, development and commercialization costs of the anti-HCV ribozyme. In addition, we will be entitled to royalties on the sale of the anti-HCV product. In 1999, Eli Lilly paid us $9.2 million pursuant to this agreement which included a $7.5 million equity investment and $1.7 million of research funding. Including development milestones, which we will be entitled to receive if our product is commercialized in the United States, Europe and Japan, we could receive additional funding of up to $29 million. This includes approximately $2.9 million in 2000 for research in addition to a $500,000 milestone payment for having filed the IND.

   If Eli Lilly abandons or does not diligently pursue the development of the anti-HCV ribozyme or another ribozyme drug for the treatment of Hepatitis C, all rights to the anti-HCV ribozyme and such other ribozymes revert to us, subject to the right of Eli Lilly to receive royalty payments, if applicable, on the sale of products developed by us or our third-party collaborators. Eli Lilly may terminate the collaboration at any time by giving us 90 days' notice.

 HERZYME

   We are developing HERZYME, a potential product to treat breast and other cancers. More than 170,000 new breast cancer patients are diagnosed each year in the United States. Approximately 30% of these patients overexpress the Her-2 gene indicating that regulation of the Her-2 gene could have a beneficial impact on the disease. HERZYME specifically targets and downregulates Her-2, and is expected to have a benign side effect profile similar to other ribozymes in clinical development. Herzyme is currently in preclinical development.

   In January 2000, we completed formation of a joint venture with Elan whereby we have licensed HERZYME and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals. The MEDIPAD(R) system is a disposable continuous subcutaneous drug delivery system which allows a patient to administer the drug at home over two to three days with a single MEDIPAD(R) device, thus avoiding hospitalization, intravenous delivery and doctor visits. Medizyme paid a license fee of $15.0 million to Elan for the use of its MEDIPAD(R) drug delivery technology.

   We contributed $12.0 million in initial funding to Medizyme in exchange for 80.1% of Medizyme's capital stock. Our capital contribution was funded by our sale to Elan of 12,015 shares of our Series A preferred stock for $12.0 million. The Series A preferred stock has a dividend rate of 6.0%. At the end of the development period, expected to be mid-2002, Elan has the right to exchange our Series A preferred stock for 30.1% of the capital stock of Medizyme owned by us or convert it prior to January 2006 into up to approximately 1.2 million shares of our common stock.

   Elan purchased 641,026 shares of our common stock for $5.0 million and committed to purchase an additional $5.0 million of common stock in May 2001 at a per share price representing a premium of up to 30% of the price based on the average closing price for the 45 trading days preceding the purchase, but not less than such 45 trading day average. In addition, Elan received warrants to purchase 500,000 shares of our common stock at an average exercise price of $18.00.

   We have estimated that Medizyme will require $15.0 million in funding through the development period to cover future operating and development costs. Elan has provided us with a $12.0 million credit facility on a draw-down basis for us to use, if desired, to fund our portion of Medizyme's operating costs over a 30 month period. Elan may convert this debt into shares of our Series B convertible preferred stock. The Series B preferred stock has a dividend rate of 12.0% and may be converted at any time into our common stock at a 50% premium to the average price of our common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

Atugen

   We have also used ribozymes and other oligonucleotides for target discovery and validation, the process by which genes that cause or contribute to human diseases are identified. These technologies use ribozymes and other oligonucleotides to block the function of genetic sequences. The effect of the ribozyme or other oligonucleotides in cell cultures or animal models is then analyzed to determine whether the protein associated with the disease or the disease itself is reduced or eliminated. Alternatively, a genetic sequence, the function of which is unknown, can be analyzed using ribozyme or other oligonucleotide inhibition in a collection of cell culture assays or animal models that represent a broad range of biological functions.

   In 1998, we decided to focus on the therapeutic potential of ribozymes and transferred our target discovery and validation technologies to Atugen in exchange for a significant equity interest in Atugen. Financing for Atugen consisted of a $2.0 million cash contribution by us and a venture capital investment of $7.0 million. In addition, Atugen received commitments from the German government for grants and loans for up to $10.0 million.

   We will benefit from Atugen's activities in the future in several ways:

  . we currently own 48.4% of Atugen's outstanding voting stock;

  . we have the right to develop ribozymes against targets validated by Atugen for its customers;

  . we will be paid by Atugen for ribozymes and other material manufactured by us pursuant to our exclusive manufacturing rights;

  . we will be paid by Atugen for a portion of our costs of prosecuting patents applicable to Atugen's business;

  . we will be paid by Atugen for certain administrative and other services rendered by us to Atugen; and

  . we retain the right to use the target discovery and validation technology in non-high throughput applications for our own use and in connection with limited research and development collaborations with third parties.

   Atugen's primary goal is to accelerate discovery and validation of human health therapeutic targets. It will provide a variety of technologies and services to utilize information emerging from human genome sequencing efforts to determine which genes are key factors causing human disease. The significant technology base transferred by us to Atugen combined with the substantial initial capitalization should allow Atugen to improve the speed and certainty of identifying and validating new therapeutic targets both for corporate partners and for internal use. Atugen is performing target discovery and validation for AstraZeneca, Axys Pharmaceuticals, Glaxo Wellcome, Millennium Pharmaceuticals, Roche Bioscience and Schering AG.

   We have the right to name two designees to Atugen's Board of Directors, including the Chairman of the Board, as long as we own 30% of Atugen's outstanding stock. Nonetheless, most corporate actions taken by Atugen require a 75% vote or consent of the holders of Atugen's outstanding stock. Atugen currently has approximately 40 employees.

   As part of the formation, Atugen received exclusive royalty-free licenses to our extensive patents and technologies for target discovery and validation. We received a one-time $2.0 million license payment in 1999 for a portion of the licensed technology. The initial technology base includes our entire gene function identification and target validation technologies for both chemically synthesized and expressed nucleic acids, including target site selection, cell culture assays, RNA and other assays, optimized delivery vehicles and animal pharmacology.

Our competition

   We are engaged in the rapidly changing business of developing treatments for human disease through gene modulation. Competition among entities attempting to develop gene modulation products for disease treatment is intense and is expected to increase. We face direct competition from other companies engaged in the research, development and commercialization of ribozyme-based technology as well as competition from companies attempting other methods of gene expression control. In addition, we compete with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products for the treatment of the same diseases targeted by us. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies and clinical trials, obtaining regulatory approvals and marketing than we do. Our collaborators and licensees may be conducting research and development programs using non-ribozyme technologies directed at the same diseases that we are targeting. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, our competitors may complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before us, thus achieving a significant competitive advantage.

  Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

Our patents and proprietary technology

   Protecting patents and other proprietary rights is crucial to developing our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations in the design, synthesis, and purification of ribozymes and in nucleic acid chemistry. We also rely on licensing opportunities to develop and maintain our competitive position. It is our policy to file patent applications when appropriate to protect technology, inventions, and improvements that are considered important in the development of our business.

   At the core of our technology are inventions and patents of the University of Colorado developed by Dr. Thomas R. Cech and various of his associates. Pursuant to the University's policies, these inventions and the related patents became the property of the University. The Cech technology was assigned to the University's affiliate, University Research Corporation, or URC, which in turn assigned the rights to license parts of the Cech technology to Competitive Technologies, Inc. United States Biochemical Corporation, or USB, licensed the Cech technology pursuant to two sublicenses. We have entered into a license with URC and sublicenses with USB and Competitive Technologies pursuant to which we have obtained the exclusive (except for non-commercial academic research) worldwide right to the Cech technology to, among other things, make, use and sell ribozymes and ribozyme products covered by the licensed patents. The URC license and USB sublicense are fully paid. The Competitive Technologies license provides for the payment of a royalty on sales of ribozyme products covered by the licensed patents. We may grant sublicenses to the licensed technology subject to the payment to Competitive Technologies of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, we must pay Competitive Technologies a share of any option fee, license fee, prepaid royalty or other "front-end" fee other than equity or research and development funding paid in connection with such sublicense.

   In August 1999, we acquired all of the non-external guide sequence ribozyme-based intellectual property assets of Innovir Laboratories, a subsidiary of NEXELL Therapeutics, Inc. The acquisition included 28 patents and patent applications plus two trademarks. The intellectual property included ribozyme motifs, uses of oligonucleotides for therapeutics, target validation and diagnostics, chemical modifications of oligonucleotides and oligonucleotide delivery, detection, manufacturing and purification. We acquired these assets from Innovir in exchange for our common stock, warrants for our common stock and a small amount of cash.

   As part of our overall intellectual property strategy, we selectively enter into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies and gain the commercial rights to such new technologies.

   As a result of these licenses and sublicenses, and our own internal research, we currently have certain rights to more than 110 issued or allowed patents, and more than 100 patent applications under consideration worldwide. This includes exclusive worldwide rights to 89 patents issued in the United States, 4 patents issued in Europe, 1 patent issued in Japan and 14 patents issued in Australia. In addition, Notices of Allowance have been received for at least 9 patents from the United States Patent and Trademark Office. Six of the 89 United States issued patents, 1 European patent and 1 Japanese patent cover enzymatic RNA and the use of an enzymatic RNA to cleave a single stranded RNA (collectively the "Cech Patents"). We believe that the Cech Patents grant us the right to exclude others from practicing ribozyme technology as it is currently known to us in the United States, Europe and Japan irrespective of the application, the method of production, the method of purification, or the ribozyme motif used. Unless extended, the Cech Patents will expire in December 2008 in the United States and December 2007 in Europe and in Japan. The additional issued patents cover both ribozyme technology (e.g., ribozyme design, synthesis, chemical modifications, delivery, ribozyme motifs, vector production, target site selection) as well as application to specific therapeutic targets. None of our other material patents expire before 2013.

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

   We have filed opposition documents against two patents granted to a competitor in Europe. In one of the opposition proceedings in Europe, we were successful in invalidating various claims relating to the hammerhead ribozyme composition. The European patent office found that the claims of the granted patent drawn to the so-called Non-GUX (where X is U, A, C or G) ribozymes were not patentable. We do not believe this European-granted patent covers those ribozymes that we have in clinical trials. Opposition proceedings against two of our European and Japanese patents have been initiated by our competitors. The Japanese Opposition Division has rejected competitor oppositions and has issued a notification that it will maintain our Japanese patent without change. The opposition proceedings against our European patent are still ongoing. In addition, we anticipate interference proceedings against some of our patents and patent applications in the United States.

Government regulation of our drug development activities

   The development, manufacture and potential sale of therapeutics is subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products undergo rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries.

   Before testing agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an IND application or its equivalent in countries outside the United States where clinical studies are to be conducted. Preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

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

   Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to commencing commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements. Further, the FDA regulates the export of products produced in the United States and may prohibit the export of such products even if they are approved for sale in other countries.

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

   We do not currently have the internal facilities or means to manufacture, market, distribute or sell on a commercial scale any of products we may develop. We have expanded our quality control and quality assurance program internally, including adopting a set of standard operating procedures designed to assure that any products manufactured by or for us are made in accordance with cGMP and other applicable domestic and foreign regulations. In addition, we signed an agreement with Avecia in January 2000 providing for the transfer of our proprietary manufacturing processes and intellectual property to enable Avecia to manufacture ribozyme products. Pursuant to this agreement, we must purchase minimum quantities of ribozymes over the next three years.

   We expect to market and sell most products developed, at least initially, directly and through co-promotion or other licensing arrangements with third parties, including our collaborators. In some markets, we may enter into distribution or partnership agreements with pharmaceutical or biotechnology companies that have large, established sales organizations.

Our employees

   As of December 31, 1999, we had 84 full-time employees, including a technical scientific staff of 61. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Our Scientific Advisory Board

     We are assisted in our research and development activities by our Scientific Advisory Board composed of leading scientists who meet with us several times each year to review our research and development activities, and to discuss technological advances and our business. Our current Scientific Advisory Board members are:

Gerald Joyce, M.D., Ph.D. Professor, Department of Molecular Biology, Scripps
                          Research Institute

Edward Mocarski, Ph.D.    Professor and Chairman, Departments of Microbiology &
                          Immunology, Stanford University

Bruce Sullenger, Ph.D.    Vice Chairman, Department of Surgery,
                          Duke University Medical Center

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

ITEM 2.   PROPERTIES

     We lease approximately 30,000 square feet of laboratory, manufacturing and office space at 2950 Wilderness Place, Boulder, Colorado, under an operating lease that lasts through June 2007. We intend to lease approximately 2,000 square feet of additional contiguous office space during 2000. With this addition, our facility will be sufficient to meet our needs at least through 2001.


ITEM 3.   LEGAL PROCEEDINGS

     We, along with our chief executive officer, are defendants in several related lawsuits which purport to be class actions on behalf of purchasers of common stock of the Company on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege the defendants violated certain federal securities laws based upon an allegedly misleading announcement made on November 15, 1999. The cases have been consolidated in the United States District Court, District of Colorado. No discovery has occurred, and only limited discovery is expected to occur pending ruling on preliminary motions. Based on current information, we believe the suits to be without merit. We intend to defend ourselves and our chief executive officer vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "RZYM." The last sale price of the common stock as reported on the Nasdaq National Market on February 28, 2000, was $43.50 per share. At February 28, 2000, there were approximately 157 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.


                                                          High     Low
                                                          ----     ---
     Year Ended December 31, 1997
          First Quarter.................................  $16.50   $9.88
          Second Quarter................................  $12.38   $8.63
          Third Quarter.................................  $12.00   $7.38
          Fourth Quarter................................  $11.38   $7.00
     Year Ended December 31, 1998
          First Quarter.................................  $ 9.34   $5.13
          Second Quarter................................  $10.50   $4.88
          Third Quarter.................................  $ 6.25   $2.00
          Fourth Quarter................................  $ 7.63   $3.31
     Year Ended December 31, 1999
          First Quarter ................................  $ 5.75   $4.06
          Second Quarter................................  $ 6.88   $3.88
          Third Quarter.................................  $ 7.00   $4.25
          Fourth Quarter................................  $22.00   $4.00
     Year Ended December 31, 2000,
          First Quarter (through February 28, 2000).....  $66.63   $9.50


DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We are also party to agreements restricting our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from our audited financial statements. Our financial statements for 1995, 1996, 1997, 1998 and 1999 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                             Year Ended December 31,
                                                               ----------------------------------------------------------
                                                                 1995        1996         1997          1998         1999
                                                               -------    ---------    ---------     ---------    -------
Statement of Operations Data:
     Revenues:
        Collaborative agreements..........................     $  1,178   $     759    $   1,976     $   8,963    $   5,797
        Collaborative agreements
          related parties.................................           --          --           --            --        1,867
        Grant and other income............................          102          14            7            25           --
                                                               --------   ---------    ---------     ---------    ---------
          Total revenues..................................        1,280         773        1,983         8,988        7,664

     Expenses:
        Research and development..........................       12,204      14,189       15,170        16,941       15,395
        General and administrative........................        1,397       1,943        1,886         1,813        2,132
                                                               --------   ---------    ---------     ---------    ---------
          Total operating expenses........................       13,601      16,132       17,056        18,754       17,527
                                                               --------   ---------    ---------     ---------    ---------
     Operating loss.......................................      (12,321)    (15,359)     (15,073)       (9,766)      (9,863)

     Other income (expense):
        Interest income...................................          395         936          795           634          614
        Interest expense..................................         (554)       (845)        (844)         (704)        (552)
        Equity in loss of unconsolidated affiliate........          --          --           --         (1,082)        (860)
                                                               --------   ---------    ---------     ---------    ---------
          Total other income (expense)....................         (159)         91          (49)       (1,152)        (798)
                                                               --------   ---------    ---------     ---------    ---------
     Net loss.............................................     $(12,480)  $ (15,268)   $ (15,122)    $ (10,918)   $ (10,661)
                                                               ========   =========    =========     =========    =========
     Net loss per share (basic and diluted)...............     $  (3.86)  $   (2.61)   $   (2.04)    $   (1.22)   $   (1.05)
     Shares used in computing net loss per
        share (basic and diluted).........................        3,230       5,845        7,420         8,978       10,158

Balance Sheet Data:
     Cash, cash equivalents and securities
        available-for-sale................................     $  6,420   $  17,594    $  16,102     $   6,512    $  14,000
     Working capital......................................        4,648      15,788       13,238         4,467       14,086
     Total assets.........................................       14,223      25,292       24,850        19,224       25,092
     Capital lease obligations and long-term
        debt, current portion.............................        1,898       1,724        2,078           498          200
     Capital lease obligations and long-term
        debt, net of current portion......................        3,179       2,430        2,752         4,545        6,811
     Accumulated deficit..................................      (32,115)    (47,383)     (62,505)      (73,422)     (84,083)
     Total stockholders' equity...........................        8,478      20,362       18,870        11,034       14,881

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of Ribozyme Pharmaceuticals and related notes included elsewhere in this Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview of our Business

   We are developing a new class of drugs based on engineered molecules called "ribozymes." Ribozymes are a form of ribonucleic acid which have the ability to cleave RNA, including messenger RNA, and thereby selectively inhibit protein production. Because many human diseases result from abnormal protein production, we believe that ribozymes are applicable to a broad range of human diseases. We are currently in clinical development and preclinical testing for three product candidates and expect to begin preclinical testing on one additional product candidate by the end of 2000.

   We are conducting a Phase I/II clincal trial for our lead product candidate, ANGIOZYME, for the treatment of solid tumor cancers in collaboration with Chiron and expect to complete this trial before the end of 2000. Also, clinical trials for our anti-HCV ribozyme for the treatment of Hepatitis C have been initiated with Eli Lilly. We have recently formed a joint venture with Elan to develop HERZYME, a treatment for breast and other cancers. HERZYME is currently in preclined trials.

   To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate generating any revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

  . Up-front revenue. Up-front revenue is fully recognized upon signing an agreement and is related to the value of the research at that point in time. Up-front revenue may also include a reimbursement to us of recent expenses related to product development which we incurred.

  . Research revenue. Typically research revenue is based on the fully burdened cost of a researcher working on a collaboration. Rates are billed per employee, per year, pro-rated for time worked on a project. This revenue is typically invoiced on a quarterly basis, either up front or in arrears. Revenue is recognized ratably over the period, with the balance reflected as deferred revenue until earned. The revenue is typically recurring over the term of a collaboration.

  . License revenue. License revenue is recognized ratably over the term of the license. Payments received in advance are recorded as deferred revenue until earned.

  . Milestone revenue. Milestone revenue is recognized in full when the related milestone performance goal is achieved. Milestone revenue is typically not consistent or recurring in nature.

   Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of December 31, 1999, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

   We have not been profitable since inception and have an accumulated deficit of $84.1 million as of December 31, 1999. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME, the anti-HCV ribozyme, HERZYME and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. Milestone performance criteria are specific to each agreement and based upon future performance. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

   In 1998, we transferred our target discovery and validation technology to Atugen in exchange for a substantial equity interest. We will continue our existing target discovery and validation agreements with our collaborators by subcontracting to Atugen the services to be performed. We currently own 48.4% of Atugen and will record our share of future profits. In 1999, we completely expensed our remaining investment in Atugen.

   Our revenues are denominated in U.S. dollars, therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

 Results of Operations for Twelve Months Ended December 31, 1999 and 1998

   Revenues from collaborative agreements decreased $1.3 million to $7.7 million for the year ended December 31, 1999 from $9.0 million for the corresponding period in 1998. The decrease is primarily due to approximately $6.2 million of revenue recognized from the Chiron collaboration related to the development of ANGIOZYME in 1998, compared to $4.0 million recognized from the Chiron collaboration in 1999. Of the $6.2 million recognized from the Chiron collaboration in 1998, $5.0 million was a nonrecurring up-front payment for 50.0% of past expenses we incurred for the preclinical development of ANGIOZYME. There are no future obligations between us and Chiron for these recognized revenues. The nonrefundable payment became due when Chiron agreed to resume our collaboration in the development of ANGIOZYME. In addition, 1998 revenues include approximately $2.6 million related to our target discovery and validation collaborations with Glaxo Wellcome, Parke-Davis, Roche Bioscience and Schering AG. In 1999, we subcontracted all existing target discovery and validation work to Atugen and therefore did not record any revenues related to those agreements. However, in 1999 we recorded $1.9 million in revenues from Atugen related to a service agreement in which we received payments for:

  . management and administrative services we provided;

  . oligonucleotides and other chemicals; and

  . prosecution of relevant patents.

In addition, in 1999 we recorded approximately $1.7 million in research revenues related to our collaboration with Eli Lilly for the development of the anti-HCV ribozyme.

   Research and development expenses decreased to $15.4 million in 1999 from $16.9 million in 1998. Approximately $1.2 million of the decrease was primarily attributable to the transfer of approximately 15 employees and their related expenses to Atugen. In addition, we had decreases of approximately $750,000 in outside services, consultants and professional fees. However, during 1999 we had an approximately $450,000 increase in personnel expenses. The increase was primarily due to hiring additional personnel related to the overall scale-up of research and product development. Research and development expenses consist primarily of:

  . clinical and preclinical supplies and related costs;

  . salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel;

  . consultants;

  . supplies;

  . occupancy costs; and

  . depreciation for laboratory equipment and facilities.

We expect future research and development expenses to increase from current levels as ANGIOZYME, the anti-HCV drug and HERZYME proceed through clinical and preclinical trials. The effect of increased expenses related to HERZYME will be absorbed by us indirectly through our equity investment in Medizyme, our unconsolidated affiliate.

   General and administrative expenses increased to $2.1 million in 1999 from $1.8 million in 1998. The increase was primarily attributable to lower expenses incurred in 1998 because of $480,000 of reimbursements we received from Atugen related to the time our management devoted to Atugen operations. In 1999, Atugen hired most of its own management; our management currently devotes limited time to Atugen. Increases of approximately $180,000 during 1999 are primarily attributable to increased staffing and associated expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, our business development, our patent protection efforts and anticipated legal fees due to current litigation.

   Interest income decreased slightly to $614,000 in 1999 from $635,000 in 1998. The decrease is due to lower average balances in our cash, cash equivalents and securities available-for-sale during 1999 compared to 1998. Interest income generally fluctuates as a result of cash available for investment and prevailing interest rates.

   Interest expense decreased to $552,000 in 1999 from $704,000 in 1998. The decrease is due to the repayment of a loan for tenant improvements and equipment in December 1998.

   Equity in loss of unconsolidated affiliate was $860,000 for 1999 compared to $1.1 million for 1998. This expense is a result of our equity investment in Atugen.

 Results of Operations for Twelve Months Ended December 31, 1998 and 1997

   Revenues from collaborative agreements increased from $2.0 million for the year ended December 31, 1997, to $9.0 million in 1998. The increase was primarily due to $6.2 million of revenue recognized in 1998 from the Chiron collaboration related to the development of ANGIOZYME. Of the $6.2 million recognized from the Chiron collaboration in 1998, $5.0 million was a nonrecurring payment for 50.0% of past expenses incurred by us for the preclinical development of ANGIOZYME. In addition, we received approximately $2.6 million in collaborative revenue in 1998 due to target discovery and validation agreements with Glaxo Wellcome, Parke-Davis, Roche Bioscience and Schering AG. Revenues of $2.0 million in 1997 consisted primarily of $1.5 million from Schering AG for our target validation and discovery agreement.

   Research and development expenses increased from $15.2 million in 1997 to $16.9 million in 1998. The increase was a result of the initiation of the development of ANGIOZYME and increased target discovery and validation activities.

   General and administrative expenses decreased slightly to $1.8 million in 1998 compared to $1.9 million for in 1997. The decrease in 1998 was primarily due to reimbursements related to the time our management devoted to Atugen operations.

   Interest income was $635,000 in 1998 compared to $795,000 in 1997. Interest income decreased due to declining cash balances. Interest income generally fluctuates as a result of cash available for investment and prevailing interest rates.

   Interest expense was $704,000 in 1998 compared to $844,000 in 1997. Interest expense declined in 1998 due to lower average balances of outstanding debt.

   In 1998, we recorded our share of Atugen's 1998 net loss of $1.1 million as equity in loss of unconsolidated affiliate. Atugen did not exist prior to 1998, and therefore there was no recorded loss in the prior year.

Liquidity and Capital Resources

   We have financed our operations since inception through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through December 31, 1999, we have received approximately:

  . $29.0 million in net proceeds from private placements;

  . $36.4 million in net proceeds from public offerings;

  . $56.4 million from our collaborations; and

  . $9.8 million from equipment financing.

   We had cash, cash equivalents and securities available-for-sale of $14.0 million at December 31, 1999 compared with $6.5 million at December 31, 1998. The $7.5 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $5.4 million used for operations, net of revenues of $7.7 million, and $1.8 million used for investments in equipment, patents and loans to officers, offset by:

  . $1.5 million in net borrowings;

  . $7.5 million received in the sale of preferred stock to a corporate collaborator; and

  . $5.3 million received, net of expenses, in a public offering of our common stock.

   We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

   Accounts receivable at December 31, 1999 were $2.0 million compared to $3.9 million at December 31, 1998. Accounts receivable at December 31, 1999 included $485,000 due from Atugen for administrative services and patent expenses, $525,000 due from Eli Lilly for research support for our anti-HCV ribozyme program and $1.0 million due from Chiron for reimbursement of ANGIOZYME fourth quarter expenses. Accounts receivable at December 31, 1998 primarily consisted of a $2.0 million license fee from Atugen, $730,000 for start-up and operating expenses due from Atugen and $1.1 million due from Chiron for 1998 fourth quarter research revenue related to ANGIOZYME clinical development. All outstanding receivables due from 1998 were received in 1999.

   Total additions for property, plant and equipment for the twelve months ending December 31, 1999 were $1.1 million, most of which were financed through our existing equipment loan facility with Schering AG. We anticipate future equipment needs to be financed by the Schering AG loan facility for the next two years.

   As part of our target discovery and validation program, Schering AG made a $2.5 million equity investment in us in May 1997 in exchange for 212,766 shares of common stock and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of
$2.0 million in each of 1997, 1998 and 1999 and will continue to provide loans of up to $2.0 million annually through 2001, provided that the collaboration is continued. If Schering AG does not continue the collaboration, we may need to seek alternative sources of financing. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. At December 31, 1999, the outstanding borrowings of $6.8 million were convertible into approximately 649,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and identification programs to Atugen; however, as long as our collaboration continues with Schering AG, we expect to continue to borrow against the loans.

   In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. Four targets are currently subject to the exclusivity provision, including ANGIOZYME. Currently, ANGIOZYME is being developed in collaboration with Chiron and in accordance with the terms of agreement, we share equally all development costs and profits with Chiron. In 1998, this agreement resulted in revenues recognized by us of $6.2 million, which included a non-recurring payment of $5.0 million for reimbursement for 50.0% of past expenses we incurred for the preclinical development of ANGIOZYME. In 1999, we recorded $4.0 million in revenues due from Chiron for reimbursement of expenses incurred for the clinical development of ANGIOZYME. We expect 2000 expenses related to ANGIOZYME to be approximately $11.0 million, of which Chiron is expected to reimburse us approximately $5.5 million.

   In March 1999, we entered into a collaboration with Eli Lilly to conduct research, development and commercialization of our anti-HCV ribozyme for the treatment of Hepatitis C virus infection. We granted Eli Lilly the exclusive worldwide right to develop and commercialize the anti-HCV ribozyme in return for funding all research, development and commercialization costs for the drug. Under the terms of the agreement, we received approximately $9.2 million during 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment through the purchase of five shares of our Series L convertible preferred stock. Each share of Series L convertible preferred stock is convertible into shares of our common stock based upon milestones related to the development and commercialization of the anti-HCV ribozyme. Depending on the achievement of certain milestones, each share of convertible preferred stock will convert into either $500,000 or $1.5 million of our common stock valued at the average closing price over the 30 days prior to conversion. Including development milestones, which we will be entitled to receive if a commercial product is developed for sale in the United States, Europe and Japan, we could receive additional funding of up to $29 million. This includes approximately $2.9 million in 2000 for research in addition to a $500,000 milestone payment for having filed the IND.

   In January 2000, we entered into a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. As part of the joint venture, Medizyme, we contributed $12.0 million in initial funding to Medizyme in exchange for 80.1% of Medizyme's capital stock. Our capital contribution was funded by our sale to Elan of our Series A convertible exchangeable preferred stock for $12.0 million. The Series A preferred stock has a dividend rate of 6.0%. At the end of the development period, expected to be mid-2002, Elan has the right to exchange our Series A preferred stock for 30.1% of the capital stock of Medizyme owned by us or convert it prior to January 2006 into up to approximately 1.2 million shares of our common stock.

   Elan purchased 641,026 shares of our common stock for $5.0 million and committed to purchase an additional $5.0 million of common stock in May 2001 at a per share price representing a premium of up to 30% of the price based on the average closing price for the 45 trading days preceding the purchase, but not less than such 45 trading-day average. In addition, Elan received warrants to purchase 500,000 shares of our common stock at an average exercise price of $18.00.

   Medizyme paid a license fee of $15.0 million to Elan for the use of its MEDIPAD(R) drug delivery technology. As a result of this licensing transaction, it is likely that Medizyme will capitalize the entire license fee and amortize the balance over the three-year term of the agreement. We will account for our investment in Medizyme under the equity method. We have estimated that Medizyme will require $15.0 million in funding through the development period to cover future operating and development costs. Elan has provided us with a $12.0 million credit facility on a draw-down basis to fund our portion of Medizyme's operating costs over a 30-month period. Elan may convert this debt into shares of our Series B convertible preferred stock. The Series B preferred stock has a dividend rate of 12.0% and may be converted at any time into our common stock at a 50% premium to the average price of our common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

   We anticipate that net proceeds of this offering, together with our existing financial resources and expected revenues from our collaborations, should be sufficient to meet our anticipated operating and capital requirements through 2002. We expect to incur substantial additional costs, including:

  . costs related to our research, drug discovery and development programs;

  . preclinical studies and clinical trials of our products, if developed;

  . prosecuting and enforcing patent claims;

  . general administrative and legal items; and

  . manufacturing and marketing of our products, if any.

   At December 31, 1999, we had available net operating loss carryforwards, research and development credit carryforwards and state investment credit carryforwards of $83.3 million, $2.1 million and $17,000, respectively, for income tax purposes. Our ability to utilize our net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code.

Impact of Year 2000

   In the prior year, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems, and we believe those systems successfully responded to the Year 2000 date change. We expensed approximately $60,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our research, internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Submitted as part of Item 14(a) of this Form 10-K and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The directors, executive officers and key employees of Ribozyme Pharmaceuticals are as follows:

Name                                             Age  Position
----                                             ---  --------
Ralph E. Christoffersen, Ph.D. (1)...........    62   Chief Executive Officer, President and Director

Lawrence E. Bullock..........................    44   Vice President of Administration and Finance, Chief
                                                      Financial Officer and Secretary

J. Wayne Cowens, M.D.........................    51   Vice President of Clinical and Regulatory Affairs

Alene A. Holzman.............................    43   Vice President of Corporate Development

Nassim Usman, Ph.D...........................    40   Senior Vice President of Research

David T. Morgenthaler (1) (2)................    80   Chairman of the Board

Jeremy L. Curnock Cook (1) (3)...............    50   Director

Anthony B. Evnin, Ph.D. (1) (2)..............    59   Director

David Ichikawa (3)...........................    47   Director

Anders P. Wiklund (2) (3)....................    59   Director

(1)  Member of the Executive Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.


     Ralph E. Christoffersen, Ph.D., has served as Chief Executive Officer, President and Director of Ribozyme Pharmaceuticals since June 1992. From 1989 to June 1992, Dr. Christoffersen was Senior Vice President and Director of U.S. Research at SmithKline Beecham Pharmaceuticals, a pharmaceutical company. From 1983 to 1989, he held senior management positions in research at The Upjohn Company, a pharmaceutical company. Prior to joining The Upjohn Company, Dr. Christoffersen served as a Professor of Chemistry and Vice Chancellor for Academic Affairs at the University of Kansas and as President of Colorado State University. He received his Ph.D. in physical chemistry from Indiana University.

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

     J. Wayne Cowens, M.D., has served as Vice President of Clinical and Regulatory Affairs since July 1999. From 1992 until July 1999, Dr. Cowens served as Division Vice President of Product Development for Chiron Corporation, a biotechnology company. During that time he served as Chiron's commercial representative on the Ribozyme Pharmaceuticals/Chiron joint project team for the development of ANGIOZYME. From 1990 until 1992, Dr. Cowens served as Director of Clinical Oncology at Sterling-Winthrop, a pharmaceutical company, and from

1980 until 1990 as a cancer research Clinician in the Grace Cancer Drug Center at the Roswell Park Cancer Center. Dr. Cowens received his M.D. degree from The Johns Hopkins University.

      Alene A. Holzman has served as Vice President of Corporate Development since December 1999. Ms. Holzman served as Business Development and General Manager of Target Validation and Discovery Business from April 1997 to December 1999. From January 1990 to March 1997, Ms. Holzman was Vice President of ChemTrak Corporation, a medical technology firm, where she was responsible for finance, business development and marketing and sales. From 1987 to 1990, she was Vice President of CytoSciences, Inc., a biomedical company, and from 1981 to 1987 she was Vice President of Marketing and Sales for Hana Biologics, Inc. (now Cell Genesys Corporation), a biotechnology firm. Ms. Holzman received her M.B.A. from the University of California at Berkeley.

     Nassim Usman, Ph.D., has served as Senior Vice President of Research since December 1999. From May 1996 to December 1999, Dr. Usman served as Vice President of Research at Ribozyme Pharmaceuticals. From April 1994 until May 1996, Dr. Usman served as Director of Chemistry and Biochemistry Research and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry. From January 1987 to September 1992, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology. Dr. Usman received his Ph.D. in chemistry from McGill University.

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

     Jeremy L. Curnock Cook has served as a director since July 1995. Mr. Cook is a director of Rothschild Asset Management, an investment fund, and has been responsible for the Rothschild Bioscience Unit since 1987. Mr. Cook founded the International Biochemicals Group in 1975 which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. He is also a director of the International Biotechnology Trust plc, Creative BioMolecules Inc., Targeted Genetics Inc., Cantab Pharmaceuticals plc, SUGEN, Inc., Cell Therapeutics, Inc., Amrad Corporation, Vanguard Medica plc, Angiotech Pharmaceuticals, Inc., Inflazyme Pharmaceuticals, Inc. and Biocompatibles International plc. Mr. Cook received an M.A. in Natural Sciences from Trinity College Dublin.

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

     David Ichikawa has served as a director since May 1998. Mr. Ichikawa has been employed by Chiron Corporation, a biotechnology company, since September 1994 and is currently Vice President of Finance and Operations. He has also held management positions at Boehringer Mannhiem Corporation and Chiron (Cetus) Corporation. Mr. Ichikawa received his M.B.A. from the University of California at Berkeley.

     Anders P. Wiklund has served as a director since August 1994. Since January 1997, Mr. Wiklund has been the principal of Wiklund International, an advisory firm to the biotechnology and pharmaceutical industries. From 1967 through 1996, Mr. Wiklund served in numerous executive positions for the Kabi and Pharmacia group of companies, including President and CEO of Kabi Vitrum Inc. and Kabi Pharmacia, Incorporated. Mr. Wiklund is also a director of Trega Bioscience, Inc., Medivir, A.B. and InSite Vision, Inc., as well as serving on private company boards. Mr. Wiklund received a Master of Pharmacy degree from the Pharmaceutical Institute in Stockholm.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other five most highly compensated executive officers whose annual compensation exceeded $100,000 in 1999 ("Named Executive Officers"). The "All Other Compensation" column shows matching contributions in common stock made by us under our 401(k) Salary Reduction Plan. The amounts shown for 1998 under "Shares Underlying Options Granted" include shares granted in connection with the stock option repricing in 1998. See "Stock Option Plan--Repricing."


                          Summary Compensation Table


                                                 Annual Compensation               Long-term Compensation
                                                 -------------------               ----------------------
                                                                                      Shares
                                                                         Other      Underlying        All
                                                                         Annual      Options         Other
Name and Principal Position                Year   Salary($)  Bonus($)   Comp.($)    Granted(#)     Comp.($)
---------------------------                ----   ---------  --------   --------    ----------     --------
Ralph E. Christoffersen, Ph.D. .....       1999    297,000    64,000        --         37,000       4,993
Chief Executive Officer and                1998    285,670    50,000     37,862(1)    198,748       4,998
President                                  1997    269,520    50,000     45,000(1)    129,450       4,744

Lawrence E. Bullock ................       1999    158,350    26,850     25,797(2)     24,000       4,993
Vice President of Administration           1998    150,800    25,000     75,883(2)     85,957       4,998
and Finance, CFO and Secretary             1997    136,254    25,000     35,524(2)     37,500       4,744

J. Wayne Cowens, Ph.D. (3)...........      1999    112,500      --      110,269(4)    122,000         --
Vice President of Clinical Affairs

Alene A. Holzman (5)................       1999    166,325    24,175     28,000(6)     42,000       4,993
Vice President of  Corporate Development   1998    156,900     6,500     37,721(6)    100,000       4,998
                                           1997    108,557    12,500     28,389(6)     80,000       3,494

Thomas H. Rossing, M.D. (7).........       1999    152,584    35,725     33,000(8)         --          --
Former Vice President of Product           1998    250,650        --     34,000(8)    110,624       4,998
Development                                1997    105,859    22,000     84,008(8)    107,500          --

Nassim Usman, Ph.D. ................       1999    177,925    29,075    42,669(10)     42,000       4,993
Vice President of Research                 1998    183,038(9) 23,000    25,841(10)     99,167       4,998
                                           1997    158,004        --    25,397(10)     45,000       4,744


(1) Includes (a)$25,000 in each of 1997 and 1998 for forgiveness of a loan made to Dr. Christoffersen for relocation expenses; and (b) $20,000 in 1997 and $12,862 in 1998 to assist him with the tax liability relating to the loan forgiveness.
(2) Includes (a)$9,641 in 1997, representing implied interest related to an interest-free loan made to Mr. Bullock for relocation expenses; (b) $15,000 in each of 1997, 1998 and 1999 for partial forgiveness of the loan; (c) $7,883 in each of 1997 and 1998 and $7,797 in 1999 for taxes relating to the loan; (d) $3,000 in each of 1997, 1998 and 1999 as reimbursements for dependent daycare expenses; and (e) $50,000 in 1998 to reimburse Mr. Bullock for relocation expenses.
(3)  Dr. Cowens joined Ribozyme Pharmaceuticals on July 1, 1999.
(4) Includes (a) $27,755 in 1999 representing implied interest relating to an interest-free loan; (b) $14,426 in 1999 for taxes relating to the loan; (c) $44,802 to reimburse Dr. Cowens for relocation expenses; and (d) $23,286 for taxes relating to relocation.
(5)  Ms. Holzman joined Ribozyme Pharmaceuticals on April 1, 1997.
(6) Includes (a) $10,036 in 1997 representing implied interest related to an interest-free loan made to Ms. Holzman for relocation expenses; (b) $15,853 and $9,721 in 1997 and 1998 respectively, to reimburse Ms. Holzman for relocation expenses; (c) $25,000 in each of 1998 and 1999 for partial forgiveness of the loan; and (d) $2,500 in 1997 and $3,000 in each of 1998 and 1999 as reimbursements for dependent daycare expenses.
(7) Dr. Rossing joined Ribozyme Pharmaceuticals on July 28, 1997 and resigned from the Company on August 3, 1999.
(8) Includes (a) $14,901 in 1997 representing implied interest related to an interest-free loan made to Dr. Rossing for relocation expenses; (b) $34,000 and $33,000 in 1998 and 1999, respectively, for partial forgiveness of the loan; and (c) $69,107 in 1997 to reimburse Dr. Rossing for relocation expenses.
(9) Includes $13,988 in additional salary for Dr. Usman's three-month temporary position as Vice President of Atugen.
(10) Includes (a) $15,000 in each of 1997, 1998 and 1999 for partial forgiveness of the loan; (b) $7,883 in each of 1997 and 1998, and $7,797 in 1999 for taxes relating to the loan; (c) $2,496 in each of 1997 and 1998 and $3,000 in 1999 as reimbursements for dependent daycare expenses; (d) $11,102 in 1999 representing implied interest related to an interest-free loan; and
     (e) $5,770 in 1999 for taxes relating to the loan.

Stock Option Plan

     In March 1996 we amended, restated and merged our stock option plans and named the resulting plan the 1996 Stock Option Plan. At December 31, 1999, 1,788,903 shares of our common stock are reserved for issuance under the Plan. As of February 28, 2000, options to purchase 1,694,814 shares were outstanding under the Plan. The Plan will terminate in January 2006, unless earlier terminated by the Board of Directors. The purpose of the Plan is to:

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

     . determine whether an option is an incentive stock option or a non-statutory stock option,

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

         The following table contains information about stock options granted to each of the Named Executive Officers and Directors during 1999 under the Plan. All options, other than performance-based options which are indicated by *, vest in increments of 20% over a five-year period and become exercisable on the first anniversary of the grant date. The exercise price of each option was equal to the fair market value of the common stock on the date of the option grant as determined by the Board of Directors. The options are granted for a term of ten years, subject to earlier termination if employment is terminated. In 1999, we granted options representing an aggregate of 589,259 shares of our common stock to our employees and directors, including the Named Executive Officers.

                              Option Grants in 1999

                                                              Individual Grants
                                           ----------------------------------------------------
                                                            % of Total
                                              Number of      Options                          Potential Realizable
                                               Shares        Granted                                Value at
                                             Underlying         to                            Annual Rate of Stock
                                               Options      Employees    Exercise              Price Appreciation
                                               Granted          in        Price    Expiration  for Option Term(1)
                                                                                              ---------------------
                                                 (#)          1999      ($/Share)    Date       5%($)      10%($)
                                           ------------------------------------------------------------------------
Ralph E. Christoffersen...................       7,000           1.2 %     $ 8.13    12-02-09     35,790   90,700
                                               *30,000           5.1         8.13    12-02-09    153,387  388,714
                                               -------       -------
                                                37,000           6.3

Lawrence E. Bullock.......................      12,000           2.0         8.13    12-02-09     61,355  155,486
                                               *12,000           2.0         8.13    12-02-09     61,355  155,486
                                               -------       -------
                                                24,000           4.0

J. Wayne Cowens...........................      50,000           8.5         4.31    07-01-09    135,527  343,451
                                               *50,000           8.5         4.31    07-01-09    135,527  343,451
                                                11,000           1.9         8.13    12-02-09     56,242  142,528
                                               *11,000           1.9         8.13    12-02-09     56,242  142,528
                                               -------       -------
                                               122,000          20.8

Alene A. Holzman..........................      15,000           2.5         5.56    05-21-09     52,450  132,918
                                                13,500           2.3         8.13    12-02-09     69,024  174,921
                                               *13,500           2.3         8.13    12-02-09     69,024  174,921
                                               -------       -------
                                                42,000           7.1

Thomas H. Rossing, M.D....................          --            --           --          --         --       --

Nassim Usman..............................      15,000           2.5         5.56    05-21-09     52,450  132,918
                                                13,500           2.3         8.13    12-02-09     69,024  174,921
                                               *13,500           2.3         8.13    12-02-09     69,024  174,921
                                               -------       -------
                                                42,000           7.1

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

     The following table contains information about the stock options exercised in 1999 and the number and value of stock options held by each Named Executive Officer as of December 31, 1999. A stock option is "in-the-money" if the closing market price of our common stock exceeds the exercise price of the stock option. The value of "in-the-money" unexercised stock options set forth in the table represents the difference between the exercise price of these options and the closing sales price of our common stock on December 31, 1999, as reported by the Nasdaq National Market, $10.50 per share.

                    Aggregated Option Exercises in 1999 and
                          1999 Year-End Option Values


                                                                      Number of
                                                                Securities Underlying      Value of Unexercised
                                                                 Unexercised Options       In-the-Money Options
                                  Shares                       at December 31, 1999(#)   at December 31, 1999($)
                                Acquired On        Value      ------------------------- -------------------------
          Name                 Exercise (#)    Realized ($)   Exercisable/Unexercisable Exercisable/Unexercisable
---------------------------    ------------    ------------   ------------------------- -------------------------
Ralph E. Christoffersen.......      --              --                   119,583/161,497           906,462/974,077
Lawrence E. Bullock...........      --              --                     44,061/87,180           295,674/506,429
Alene A. Holzman..............      --              --                     38,000/99,250           232,400/525,385
J. Wayne Cowens...............      --              --                    10,000/112,000            61,900/609,240
Thomas H. Rossing M.D.........    16,500        $37,125(1)               --                        --
Nassim Usman..................      --              --                    53,658/102,492           391,538/543,458

(1) Value realized is the difference between Dr. Rossing's exercise price of $3.00 and the price of our common stock on the day of exercise which was $5.25.

Employment agreements

     Ralph E. Christoffersen. In May 1992, we entered into an employment agreement with Ralph E. Christoffersen, Ph.D., our President and Chief Executive Officer, which, as amended, currently provides for:

     .  an annual salary of $309,000,

     . an annual performance-based cash bonus of up to $80,000 (a bonus of $68,000 was received in January 2000 for 1999 performance), and

     . stock options for common stock as reflected in the tables in this "Executive Compensation" section.

     Dr. Christoffersen's agreement may be terminated upon his death, disability or for cause. If we terminate Dr. Christoffersen's employment, he is entitled to receive all accrued salary and benefits up to his termination and, unless he has been terminated for cause, nine months of severance pay at the same monthly rate as in effect at the time of his termination. Upon termination, Dr. Christoffersen shall be paid a lump sum cash payment of up to $27,500.

     Lawrence E. Bullock. In January 1996, we entered into an employment agreement with Lawrence E. Bullock, our Vice President of Administration and Finance, Chief Financial Officer and Secretary, which, as amended, currently provides for:

     .  an annual salary of $166,275,

     . an annual performance-based cash bonus of up to 20% of his current salary (a bonus of $25,350 was received in January 2000 for 1999 performance),

     . stock options for common stock as reflected in the tables in this "Executive Compensation" section, and

     . an interest-free loan of $75,000 made in 1996 and forgivable in five equal annual installments, grossed-up for taxes, as long as Mr. Bullock remains employed by us.

If we terminate Mr. Bullock's employment without cause, he is entitled to six months' severance pay at his then current salary.

     J. Wayne Cowens, Ph.D. In July 1999 we entered into an employment agreement with J. Wayne Cowens, Ph.D., our Vice President of Clinical Affairs, which, as amended, currently provides for:

     .  an annual salary of $230,625,

     . an annual performance-based cash bonus of up to 20% of his current salary (a bonus of $42,750 was received in January 2000 for 1999 performance),

     . stock options for common stock as reflected in the tables in this "Executive Compensation" section, and

     . an interest-free loan of $150,000 made in 1999 and forgivable in five equal installments, grossed-up for taxes, as long as Dr. Cowens remains employed by us.

     If we terminate Dr. Cowens's employment without cause, he will be entitled to six months' severance pay at his then current salary.

     Alene A. Holzman. In February 1997, we entered into an employment agreement with Alene A. Holzman, our Vice President of Corporate Development, which, as amended, currently provides for:

     .  an annual salary of $179,625,

     . an annual performance-based cash bonus of up to 20% of her current salary (a bonus of $30,000 was received in January 2000 for 1999 performance),

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

     Nassim Usman, Ph.D. In May 1996, we entered into an employment agreement with Nassim Usman, Ph.D., our Vice President of Research, which, as amended, currently provides for:

     .  an annual salary of $210,000,

     . an annual performance-based cash bonus of up to 20% of his current salary (a bonus of $32,000 was received in January 2000 for 1999 performance),

     . stock options for common stock as reflected in the tables in this "Management" section, and

     . an interest-free loan of $75,000 made in 1996 and an additional interest-free loan of $60,000 made in 1999, both of which are forgivable in five equal installments, grossed-up for taxes, as long as Dr. Usman remains employed by us.

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

     Employee Stock Purchase Plan. In March 1996, we adopted an Employee Stock Purchase Plan, which authorizes the issuance of up to 300,000 shares of our common stock to eligible employees. Generally, each offering lasts for twenty-four months, and purchases are made on each October 31 and April 30 during each offering. For example, the initial offering began on April 11, 1996, and terminated on April 30, 1998. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of:

     . 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering, or

     . 85% of the fair market value of a share of common stock on the date of purchase.

     Generally, all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deductions of up to 15% of their base compensation for the purchase of common stock under the Purchase Plan. Our Board of Directors has the authority to terminate the Purchase Plan at its discretion. As of February 17, 2000, 164,239 shares had been issued pursuant to the Purchase Plan.


Director Compensation

     Fees.   All non-employee directors receive a fee of:

     .   $1,000 per day for each Board or Committee meeting attended, and

     . $500 per day for participating telephonically in a Board or Committee meeting.

     Stock Options. Non-employee directors may also receive stock options for 5,000 shares of our stock annually under our stock option plan. In 1997, 1998 and 1999, each non-employee director was granted an option to purchase 5,000 shares. The options vest after one year of service. In addition, Mr. Wiklund received an option to purchase 4,444 shares in June 1994, of which 1,111 shares vested immediately and the remaining 3,333 shares vest in increments of 20% over five years starting in 1995.


Board Committees

     The Board has established an Audit Committee, a Compensation Committee and an Executive Committee. The Executive Committee, consisting of Messrs. Morgenthaler (Chairman) and Cook and Drs. Christoffersen and Evnin, oversees the management and operation of our business.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table summarizes information regarding the beneficial ownership of our outstanding securities as of February 28, 2000 (which includes shares that may be acquired on the exercise of stock options vested or warrants exercisable through April 28, 2000), by:

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

                                                                                            Percentage of
                                                                   Number of Shares            Shares
Name and Address                                                   Beneficially Owned        Outstanding
----------------                                                   ------------------        -----------
Elan International Services, Ltd.............................           2,142,276(1)            15.9%
     102 St. James Court
     Flatts, Smiths Parish
     FL 04, Bermuda,

Schering Berlin Venture Corporation..........................             836,395(2)             6.9%
     3400 Change Bridge Road
     Monteville, New Jersey 07045

Chiron Corporation...........................................           1,063,868(3)             8.6%
     4560 Horton Street
     Emeryville, California 94608

International Biotechnology Trust plc........................           1,012,633                8.5%
     c/o Rothschild Asset Management, Ltd.
     Five Arrows House
     St. Swithin's Lane
     London EC4N 8NR England

Ralph E. Christoffersen, Ph.D. .............................              209,867(4)             1.7%

Jeremy L. Curnock Cook.......................................           1,022,633(5)             8.6%

Anthony B. Evnin, Ph.D. .....................................             325,773(6)             2.7%

David Ichikawa...............................................               5,000(7)              *

David T. Morgenthaler........................................              95,563(8)              *

Anders P. Wiklund............................................               14,444(9)             *

Lawrence E. Bullock..........................................               63,455(10)            *

J. Wayne Cowens..............................................               10,000(11)            *

Alene Holzman................................................               39,778(12)            *

Thomas H. Rossing............................................                      __             *

Nassim Usman, Ph.D...........................................               64,186(13)            *

Executive officers and directors as a group (10 persons).....            1,850,699(14)          15.1%

__________________
   * Less than 1%.
(1) Includes 1,001,250 shares convertible from our Series A convertible exchangeable preferred stock assuming a conversion price of $12.00 per share and 500,000 shares issuable upon exercise of warrants.
(2) Includes 158,512 shares convertible from outstanding debt assuming a conversion price of $43.50 per share.
(3)  Includes 444,444 shares issuable upon exercise of warrants.
(4) Includes options to purchase 119,583 shares and 2,028 shares allocated to Dr. Christofferson under our 401(k) Plan.
(5) Includes options to purchase 10,000 shares and 1,012,633 shares held by the International Biotechnology Trust plc, for which Rothschild Asset Management, Ltd. ("Rothschild") acts as investment advisor. Mr. Cook is a director of Rothschild but disclaims beneficial ownership of these shares.
(6) Includes options to purchase 10,000 shares, 218,022 shares held by Venrock Associates and 97,751 shares held by Venrock Associates II, L.P. Mr. Evnin is a general partner of both partnerships and disclaims beneficial ownership of these shares except to the extent of his general partnership interests.
(7) Excludes 1,063,868 shares held by Chiron. Mr. Ichikawa is employed by Chiron and disclaims beneficial ownership of those shares. Includes options to purchase 5,000 shares.
(8) Includes options to purchase 10,000 shares, 75,563 shares held by Morgenthaler Management Partners III and 10,000 shares held by Morgenthaler Family Partnership. Mr. Morgenthaler is a general partner of both partnerships and disclaims beneficial ownership of these shares except to the extent of his general partnership interests.
(9)  Includes options to purchase 14,444 shares.
(10) Includes options to purchase 47,394 shares and 2,028 shares allocated to Mr. Bullock under our 401(k) Plan.
(11) Includes options to purchase 10,000 shares.
(12) Includes options to purchase 33,000 shares and 1,877 shares allocated to Ms. Holzman under our 401(k) Plan.
(13) Includes options to purchase 62,158 shares and 2,028 shares allocated to Dr. Usman under our 401(k) Plan.
(14) Includes options to purchase 321,579 shares and 7,961 shares allocated to executive officers under our 401(k) Plan.


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

     Executive Loans. We made interest-free loans to our executive officers. We have forgiven all or a portion of the outstanding principal amount of each loan under the terms of each officer's employment agreement. See "Management-- Employment Agreements."


                                                             Balance as of
               Name                           Loan Amount    February 28, 2000
        -------------------                   -----------    -----------------
     Ralph E. Christoffersen, Ph.D. ....      $250,000(1)            $       0
     Lawrence E. Bullock................        75,000(2)               15,000
     Nassim Usman, Ph.D. ...............       135,000(3)               90,000
     Alene A. Holzman...................        75,000(4)               25,000
     J. Wayne Cowens, M.D.                     150,000                 150,000


(1) $50,000 forgiven in each of June 1993, January 1995, January 1996 and January 1997, and $25,000 forgiven in each of January 1994 and January 1998.
(2) $15,000 forgiven in each of June 1997, January 1998, January 1999 and January 2000.
(3)  $15,000 forgiven in each of June 1997, May 1998 and May 1999.
(4)  $25,000 forgiven in each of March 1998 and March 1999.

     Chiron Transactions. Chiron and Ribozyme Pharmaceuticals granted each other licenses to technologies and agreed to undertake research activities pursuant to a collaboration agreement. Chiron purchased:

     . 100,000 shares of our common stock for a purchase price of $3.60 per share,

     . 107,095 shares of our Series E Preferred Stock for a purchase price of $37.35 per share, and

     . a warrant at a price of $4.50 per warrant share, exercisable for 444,444 shares of our common stock at an exercise price of $40.50 per share.

     In February 1996, we amended the warrant issuable to Chiron to reduce the exercise price from $40.50 per share to $22.50 per share. When we closed our initial public offering in April 1996, Chiron:

     . purchased 377,202 shares of our common stock for $3.6 million at the initial public offering price less one-half of the underwriting discount,

     .  paid us $1.8 million to complete the purchase of its warrant, and

     . received 35,127 additional shares of our common stock pursuant to anti-dilutive provisions.

     Chiron also has a representative on our Board of Directors.

     In May 1996, we entered into a second collaboration with Chiron for the use of ribozymes to characterize gene function. The collaborations give Chiron the right to develop and commercialize products that result from the collaboration, and entitle us to receive product development milestone payments and royalties on sales of commercial products. Chiron and Ribozyme Pharmaceuticals each pay a portion of the research and development expenses of the collaboration, and we agreed to provide Chiron $1.8 million, which was paid in 1996 to fund cell culture assays of potential targets and research related to potential target identification, development of delivery systems for ribozyme drugs and other matters related to our collaborations with Chiron.

     Schering AG Transaction. In April 1997, we entered into a research collaboration with Schering AG focusing on the use of ribozymes and related technologies for gene function validation. Schering AG purchased:

     .   212,766 shares of our common stock for $2.5 million in 1997, and

     .   465,117 shares of our common stock for $2.5 million in 1998.

     Separately, Schering AG provided loans of $2.0 million in 1997, 1998 and 1999. Schering AG will continue to provide loans of up to $2.0 million annually for each year through 2001, provided that the collaboration is continued in each of those years. The loans, which carry an interest rate of 8.0% per annum, are convertible into equity at Schering AG's option under certain circumstances. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and identification programs to Atugen; however, as long as our collaboration continues with Schering AG we will continue to borrow against the loans.

     In addition, Schering AG made research payments of $1.5 million in 1997 and $2.0 million in 1998. Currently we subcontract this program to Atugen and therefore recorded no revenues related to Schering AG in 1999. Upon payment of termination fees to us, the research collaboration may be terminated at Schering AG's option at any time.

     Atugen Transaction. In 1998, we and other investors formed Atugen. Financing for Atugen was accomplished through a combination of venture capital, an investment by us and German government grants and loans. We contributed $2.0 million in cash to Atugen. We currently own a 48.4% equity interest in Atugen. All five of our executive officers and two of our employees received shares of Atugen's common stock in the formation at no cost to them, for which we will receive a one-time compensation expense of approximately $81,000. During 1999, Atugen granted one of our executives an additional 25 shares of previously unissued Atugen stock. Currently, these seven people hold approximately 6.0% of Atugen's common stock.

     As part of the formation, Atugen received exclusive royalty-free licenses to our extensive patents and technologies for target validation and discovery. We received a one-time $2.0 million upfront license payment in 1999. We currently are compensated for providing management and other services to Atugen under the terms of a service agreement.

     Eli Lilly Transaction. In March 1999, we entered into a collaboration with Eli Lilly to conduct research, development and commercialization of our anti-HCV ribozyme for the treatment of Hepatitis C. Lilly purchased five shares of our Series L convertible preferred stock for $7.5 million in April 1999. Separately, Eli Lilly provided funding for research of $1.7 million in 1999. Eli Lilly will pay approximately $2.9 million for support of research in 2000, including a $500,000 milestone payment for the IND filing. We could receive as much as $38 million from Eli Lilly under the collaboration prior to commercialization if development milestones are met. All payments are subject to some restrictions. Upon payment of termination fees to us, the research collaboration may be terminated at Eli Lilly's option at any time.

   Elan Transaction. In January 2000, we entered into a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. As part of the joint venture, Medizyme, we contributed $12.0 million in initial funding to Medizyme in exchange for 80.1% of Medizyme's capital stock. Our capital contribution was funded by our sale to Elan of our Series A convertible exchangeable preferred stock for $12.0 million. The Series A preferred stock has a dividend rate of 6.0%. At the end of the development period, expected to be mid-2002, Elan has the right to exchange our Series A preferred stock for 30.1% of the capital stock of Medizyme owned by us or convert it prior to January 2006 into up to approximately 1.2 million shares of our common stock.

   Elan purchased 641,026 shares of our common stock for $5.0 million and committed to purchase an additional $5.0 million of common stock in May 2001 at a per share price representing a premium of up to 30% of the price based on the average closing price for the 45 trading days preceding the purchase, but not less than such 45 trading-day average. In addition, Elan received warrants to purchase 500,000 shares of our common stock at an average exercise price of $18.00.

   Medizyme paid a license fee of $15.0 million to Elan for the use of its MEDIPAD(R) drug delivery technology. As a result of this licensing transaction, it is likely that Medizyme will capitalize the entire license fee and amortize the balance over the three year term of the agreement. We will account for our investment in Medizyme under the equity method. We have estimated that Medizyme will require $15.0 million in funding through the development period to cover future operating and development costs. Elan has provided us with a $12.0 million credit facility on a draw-down basis to fund our portion of Medizyme's operating costs over a 30-month period. Elan may convert this debt into shares of our Series B convertible preferred stock. The Series B preferred stock has a dividend rate of 12.0% and may be converted at any time into our common stock at a 50% premium to the average price of our common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

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
          Notes to Financial Statements                    F-8

(a)(2)  EXHIBITS

Number                              Description
------   ----------------------------------------------------------------------
  3.1 Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated April 17, 1996(5)

  3.2    Bylaws of Ribozyme Pharmaceuticals, as amended(1)

  4.1    Specimen Stock Certificate(1)

  4.2 Certificate of Designation, Preferences and Rights of Series L Preferred Shares (10)

  4.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock (11)

  10.1 Form of Indemnity Agreement entered into between Ribozyme Pharmaceuticals and its directors and officers, with related schedule(1)

  10.2 Ribozyme Pharmaceuticals' Incentive Stock Option Plan, including form of Incentive Stock Option Agreement(1)

  10.3 Ribozyme Pharmaceuticals' Non-Qualified Stock Option Plan, including form of Non-Qualified Stock Option Agreement(1)

  10.4 Ribozyme Pharmaceuticals' 1996 Stock Option Plan, including forms of Incentive Stock Option Nonstatutory Stock Option Agreements(1)

  10.5   Ribozyme Pharmaceuticals' 1996 Employee Stock Purchase Plan(1)

  10.6 Employment Agreement dated January 1, 1997, between Ribozyme Pharmaceuticals and Ralph E. Christoffersen(5)

10.7 Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated December 23, 1992(1)

10.8 Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated September 23, 1994(1)

10.9 Warrant Purchase Agreement dated March 15, 1995, between Ribozyme Pharmaceuticals and Hambrecht & Quist Guaranty Finance(1)

10.10 Warrant to Purchase Common Stock dated March 15, 1995, issued to Hambrecht & Quist Guaranty Finance(1)

10.11 Warrant to Purchase Common Stock dated February 22, 1993, issued to LINC Scientific Leasing(1)


10.12  Warrant to Purchase Common Stock dated July 30, 1993, issued to Douglas
       E. Olson(1)


10.13  Warrant to Purchase Common Stock dated July 30, 1993, issued to Richard
       J. Warburg and Ruth P. Warburg(1)

10.14 Warrant to Purchase Common Stock dated December 28, 1994, issued to Competitive Technologies, Inc.(1)

10.15 Warrant to Purchase Common Stock dated December 29, 1995, issued to Silicon Valley Bank(1)


10.16 Warrant to Purchase Common Stock dated July 26, 1996, issued to Silicon Valley Bank(1)


10.17 Warrant to Purchase Common Stock dated April 17, 1996, issued to Chiron Corporation(1)

10.18 Collaborative Research, Development and Commercialization Agreement dated July 15, 1994, between Ribozyme Pharmaceuticals and Chiron Corporation(1)

10.19 Research Collaboration and Licensing Agreement dated November 1, 1995, between Ribozyme Pharmaceuticals and Pharmacia Biotech, AB(1)

10.20 Research and Development Collaboration Agreement dated April 19, 1993, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.21 First Amendment to the Research and Development Collaboration Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.22 Second Amendment to the Research and Development Collaboration Agreement dated February 8, 1996, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)


10.23 Financing Agreement dated March 16, 1995, among Wilderness Place Holdings L.L.C., Hambrecht & Quist Guaranty Finance, L.P. and Ribozyme Pharmaceuticals(1)

10.24 Negotiable Promissory Note dated October 7, 1992, between Ribozyme Pharmaceuticals and Ralph Christoffersen and Addendum dated June 25, 1993(1)

10.25 Employment Agreement dated January 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)

10.26 Promissory Note dated February 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)

10.27 Lease for Real Property dated May 20, 1992, between Aero-Tech Investments and Ribozyme Pharmaceuticals(1)

10.28 Non-Disturbance and Attornment Agreement dated March 31, 1995, among General American Life Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C. and Ribozyme Pharmaceuticals(1)

10.29 Master Lease Agreement dated September 2, 1992, between Ribozyme Pharmaceuticals and LINC Scientific Leasing(1)

10.30 Loan and Security Agreement dated February 28, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)

10.31 Loan Modification Agreement dated December 21, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)

10.32 Loan and Security Agreement dated December 29, 1995, between Ribozyme Pharmaceuticals and Silicon Valley Bank and MMC/GATX Partnership No. 1(1)

10.33 Warrant to Purchase Common Stock dated December 29, 1995, issued to MMC/GATX Partnership No. 1(1)

10.34 Agreement dated February 29, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation relating to research and development funding(1)

10.35 Amendments to original Employment Agreements between Ribozyme Pharmaceuticals and Ralph E. Christoffersen, Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22, 1996, and December 15, 1996(3)

10.36 Promissory Note dated June 4, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(3)

10.37 Amendment to Lease for Real Property dated March 13, 1997, between Aero-Tech Investments and Ribozyme Pharmaceuticals(3)

10.38 Employment Agreement dated May 2, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(2)

10.39 Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function dated May 13, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation(2)

10.40 Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals, University Research Corporation, University of Colorado and United States Biochemical Corporation(3)*

10.41 Amended and Restated Sublicense Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3)*

10.42 Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and Competitive Technologies, Incorporated(3)*

10.43 Memorandum of Understanding dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco(1)

10.44 Stock Subscription Agreement dated September 1996 between Ribozyme Pharmaceuticals and University of Research Corporation(3)*

10.45 Stock Subscription Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3)*

10.46 Assignment of License and Restated License Agreement dated November 20, 1996, among Ribozyme Pharmaceuticals, United States Biochemical Corporation and Competitive Technologies(3)*

10.47 Letter Agreement dated May 22, 1996, between Ribozyme Pharmaceuticals and ALZA Corporation(3)*

10.48 Research and Development Collaboration Agreement dated December 2, 1996, between Ribozyme Pharmaceuticals and Protogene Laboratories(3)*

10.49 License Agreement dated February 14, 1997, between Ribozyme Pharmaceuticals and IntelliGene, Ltd.(3)*

10.50 Subscription Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.51 Stock Purchase Agreement dated June 28, 1995, among Ribozyme Pharmaceuticals and investors(1)

10.52 Agreement dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco Corporation relating to the conversion of preferred stock(1)

10.53 Stock Subscription Agreement dated October 30, 1995, between Ribozyme Pharmaceuticals and Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v.(1)

10.54 Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997(4)*

10.55 Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft(4)*

10.56 Employment Agreement dated February 27, 1997, between Ribozyme Pharmaceuticals and Alene Holzman(5)

10.57 Employment Agreement dated July 5, 1997, between Ribozyme Pharmaceuticals and Thomas Rossing(5)

10.58  Executive Bonus Plan dated March 27, 1998(6)

10.59 Research, Collaboration and License Agreement dated May 19, 1998, between Ribozyme Pharmaceuticals and Roche Bioscience, a division of Syntex (U.S.A.) Inc.(7)*

10.60 Employment Agreement dated September 8, 1998, between Ribozyme Pharmaceuticals and Nassim Usman(8)

10.61 Participation Agreement dated August 31, 1998, as amended, and related documents between Ribozyme Pharmaceuticals and Atugen Biotechnology GmbH(9)*

10.62 Research Collaboration and License Agreement dated March 17, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company* (10)

10.63 Stock Purchase Agreement dated April 30, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and and Company (10)

10.64 Employment Agreement dated May 10, 1999 between Ribozyme Pharmaceuticals and Dr. Wayne Cowens (10)

10.65 Securities Purchase Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Elan Corporation, plc (11)

10.66** License Agreement dated January 7, 2000 among Elan Pharmaceutical Technologies (a division of Elan Corporation, plc), Elan Pharma International Limited and Medizyme Pharmaceuticals, Ltd. (11)

10.67 Warrant dated January 7, 2000, issued to Elan International Services, Ltd. to purchase up to 200,000 shares of Ribozyme Pharmaceuticals' common stock (11)

10.68 Warrant dated January 7, 2000 issued to Elan International Services Ltd. to purchase up to 300,000 shares of Ribozyme Pharmaceuticals' common stock (11)

10.69 Convertible Promissory Note dated January 7, 2000, from Ribozyme Pharmaceuticals to Elan International Services, Ltd. (11)

10.70** Subscription, Joint Development and Operating Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals, Elan Corporation, plc, Elan Pharma International Limited, Elan International Services, Ltd. and Medizyme Pharmaceuticals, Ltd. (11)

10.71     Funding Agreement dated January 7, 2000 among Ribozyme
          Pharmaceuticals, Elan Pharmaceutical Technologies (a division of Elan Corporation, plc), Elan Pharma International Limited and Elan International Services, Ltd. (11)

10.72**   License Agreement dated January 7, 2000, among Ribozyme
          Pharmaceuticals and Medizyme Pharmaceuticals, Ltd. (11)

10.73 Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd. (11)

10.74 Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd. (11)

10.75** Agreement dated January 31, 2000, between Ribozyme Pharmaceuticals and Avecia Limited (11)

23.1      Consent of Ernst & Young LLP, Independent Auditors



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

(9) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 8-K/A dated June 16, 1999.

(10) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form S-1 Registration Statement, File No. 333-75079.

(11) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 8-K dated February 8, 2000.



(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undesigned, thereunto duly authorized in Boulder, Colorado, on March 1, 2000.

                                           RIBOZYME PHARMACEUTICALS, INC.

                                           By:  /s/ Ralph E. Christoffersen
                                           --------------------------------
                                           Ralph E. Christoffersen, Ph.D.
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                            Date
     ---------                         -----                            ----
/s/ RALPH E. CHRISTOFFERSEN        Chief Executive Officer and       March 1, 2000
-------------------------------    President (Principal
Ralph E. Christoffersen, Ph.D.     Executive Officer)


/s/ LAWRENCE E. BULLOCK            Vice President, Administration    March 1, 2000
-------------------------------    Finance, Chief Financial
Lawrence E. Bullock                Officer and Secretary
                                   (Principal Financial and
                                   Accounting Officer)


/s/ DAVID T. MORGENTHALER          Chairman of the Board of          March 1, 2000
-------------------------------    Directors
David T. Morgenthaler


/s/ JEREMY C. COOK                 Director                          March 1, 2000
-------------------------------
Jeremy C. Cook


/s/ ANTHONY B. EVNIN               Director                          March 1, 2000
-------------------------------
Anthony B. Evnin, Ph.D.


/s/   DAVID ICHIKAWA               Director                          March 1, 2000
-------------------------------
David Ichikawa


/s/   ANDERS WIKLUND               Director                          March 1, 2000
-------------------------------
Anders Wiklund

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Ribozyme Pharmaceuticals, Inc.

   We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cashflows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribozyme Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Denver, Colorado
February 9, 2000

                         RIBOZYME PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                        December 31
                                 --------------------------
                                     1998          1999
                                 ------------  ------------

            ASSETS
            ------
Current assets:
 Cash and cash equivalents.....  $  6,511,512  $  9,749,822
 Securities available-for-
  sale.........................           --      4,250,259
 Accounts receivable...........     1,163,388     1,545,164
 Accounts receivable--related
  parties......................     2,735,193       484,729
 Notes receivable--related
  parties......................       118,466       138,903
 Prepaid expenses and other....        84,766       117,668
                                 ------------  ------------
  Total current assets.........    10,613,325    16,286,545
Property, plant, and equipment:
 Machinery and equipment.......     6,478,223     7,330,368
 Leasehold improvements........     3,582,664     3,763,515
 Office furniture and
  equipment....................     1,065,049     1,157,907
                                 ------------  ------------
                                   11,125,936    12,251,790
Accumulated depreciation.......    (6,903,742)   (8,447,884)
                                 ------------  ------------
                                    4,222,194     3,803,906
Notes receivable--related
 parties.......................       162,466       313,750
Deferred patent costs, net of
 accumulated amortization
 (1998--$271,328; 1999--
 $379,558).....................     2,905,575     4,231,307
Investment in Atugen AG........       860,216           --
Other assets...................       460,515       456,591
                                 ------------  ------------
  Total assets.................  $ 19,224,291  $ 25,092,099
                                 ============  ============
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
 -----------------------------
Current liabilities:
 Accounts payable--trade.......  $    750,514  $    974,309
 Accrued liabilities...........       396,143       626,153
 Deferred revenue, current
  portion--related parties.....       400,000       400,000
 Current portion of long-term
  debt.........................       498,179       200,455
                                 ------------  ------------
  Total current liabilities....     2,044,836     2,200,917
Deferred revenue, long-term
 portion--related parties......     1,600,000     1,200,001
Long-term debt.................       200,455           --
Convertible debt--related
 parties.......................     4,344,612     6,810,537
Commitments
Stockholders' equity:
 Preferred stock, $.01 par
  value; 5,000,000 shares
  authorized;
 Series L convertible, 5
   shares issued and
   outstanding at December 31,
   1999, (preference in
   liquidation of $7,500,000)..           --            --
 Common stock, $.01 par value;
  20,000,000 shares authorized;
  9,181,455 and 11,263,252
  shares issued and outstanding
  at December 31, 1998 and
  1999, respectively...........        91,815       112,633
Additional paid-in capital.....    84,434,213    98,894,100
Accumulated deficit............   (73,422,491)  (84,083,072)
Unrealized loss on securities
 available-for-sale............            --        (2,399)
Deferred compensation..........       (69,149)      (40,618)
                                 ------------  ------------
  Total stockholders' equity...    11,034,388    14,880,644
                                 ------------  ------------
 Total liabilities and
  stockholders' equity.........  $ 19,224,291  $ 25,092,099
                                 ============  ============

                            See accompanying notes.

                         RIBOZYME PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                             Year ended December 31
                                     ----------------------------------------
                                         1997          1998          1999
                                     ------------  ------------  ------------
Revenues:
  Collaborative agreements.......... $  1,976,500  $  8,962,813  $  5,797,456
  Collaborative agreements-related
   parties..........................          --            --      1,866,942
  Grant and other income............        6,642        25,045           --
                                     ------------  ------------  ------------
    Total revenues..................    1,983,142     8,987,858     7,664,398
Expenses:
  Research and development..........   15,169,731    16,941,652    15,394,602
  General and administrative........    1,886,108     1,812,860     2,132,252
                                     ------------  ------------  ------------
    Total expenses..................   17,055,839    18,754,512    17,526,854
Operating loss......................  (15,072,697)   (9,766,654)   (9,862,456)
Other income (expense):
  Interest income...................      794,968       634,569       614,045
  Interest expense..................     (844,365)     (703,711)     (551,954)
  Equity in loss of unconsolidated
   affiliate........................          --     (1,081,771)     (860,216)
                                     ------------  ------------  ------------
    Total other expense.............      (49,397)   (1,150,913)     (798,125)
                                     ------------  ------------  ------------
Net loss............................ $(15,122,094) $(10,917,567) $(10,660,581)
                                     ============  ============  ============
Net loss per share (basic and
 diluted)........................... $      (2.04) $      (1.22) $      (1.05)
Shares used in computing net loss
 per share..........................    7,419,650     8,978,355    10,158,244


                            See accompanying notes.

                         RIBOZYME PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Preferred
                           Common Stock           Stock     Additional                 Unrealized
                        --------------------  -------------   Paid-In    Accumulated    Loss on     Deferred
                          Shares     Amount   Shares Amount   Capital      Deficit     Securities Compensation    Total
                        ----------  --------  ------ ------ -----------  ------------  ---------- ------------ -----------
Balance at
 December 31, 1996....   6,948,304  $ 69,483   --      --   $67,873,284  $(47,382,830)  $(9,214)   $(188,902)  $20,361,821
Issuance of common
 stock for cash--
 public offering, net
 of issuance costs of
 $634,796.............   1,400,000    14,000   --      --    10,551,204           --        --           --     10,565,204
Issuance of common
 stock for cash.......     212,766     2,128   --      --     2,497,872           --        --           --      2,500,000
Issuance of common
 stock for cash under
 stock option plan....      30,001       300   --      --        51,404           --        --           --         51,704
Issuance of common
 stock under employee
 stock purchase plan..      29,875       298   --      --       310,303           --        --           --        310,601
Issuance of common
 stock under 401(k)
 plan-stock match ....      19,409       194   --      --       155,078           --        --           --        155,272
Cancellation of common
 stock relating to
 license agreement ...     (33,333)     (333)  --      --           333           --        --           --            --
Compensation for
 issuance of common
 stock and options ...         --        --    --      --       (15,137)          --        --        58,590        43,453
Net loss..............         --        --    --      --           --    (15,122,094)      --           --    (15,122,094)
Change in unrealized
 loss on securities
 available-for-sale...         --        --    --      --           --            --      4,150          --          4,150
                                                                                                               -----------
Comprehensive
 income/(loss)........                                                                                         (15,117,944)
                        ----------  --------   ---    ----  -----------  ------------   -------    ---------   -----------
Balance at
 December 31, 1997....   8,607,022    86,070   --      --    81,424,341   (62,504,924)   (5,064)    (130,312)   18,870,111
Issuance of common
 stock for cash.......     465,117     4,651   --      --     2,495,349           --        --           --      2,500,000
Issuance of common
 stock for cash--under
 stock option plan....      21,689       217   --      --        45,545           --        --           --         45,762
Issuance of common
 stock under employee
 stock purchase plan..      54,115       542   --      --       307,608           --        --           --        308,150
Issuance of common
 stock under 401(k)
 plan-stock match.....      33,512       335   --      --       190,371           --        --           --        190,706
Compensation for
 issuance of common
 stock and options ...         --        --    --      --       (29,001)          --        --        61,163        32,162
Net loss..............         --        --    --      --           --    (10,917,567)      --           --    (10,917,567)
Change in unrealized
 loss on securities
 available-for-sale...         --        --    --      --           --            --      5,064          --          5,064
                                                                                                               -----------
Comprehensive
 income/(loss)........                                                                                         (10,912,503)
                        ----------  --------   ---    ----  -----------  ------------   -------    ---------   -----------
Balance at
 December 31, 1998....   9,181,455    91,815   --      --    84,434,213   (73,422,491)      --       (69,149)   11,034,388
Issuance of common
 stock for cash--
 public offering, net
 of issuance costs of
 $976,588.............   1,800,000    18,000   --      --     5,305,412           --        --           --      5,323,412
Issuance of preferred
 stock for cash.......         --        --      5     --     7,500,000           --        --           --      7,500,000
Issuance of common
 stock and warrants in
 exchange for
 patents..............     160,000     1,600   --      --     1,039,140           --        --           --      1,040,740
Issuance of common
 stock for cash under
 stock option plan ...      40,270       403   --      --       128,256           --        --           --        128,659
Issuance of common
 stock under employee
 stock purchase plan..      64,407       644   --      --       294,159           --        --           --        294,803
Issuance of common
 stock under 401(k)
 plan-stock match.....      17,120       171   --      --       153,566           --        --           --        153,737
Expense for repricing
 warrants.............         --        --    --      --        42,222           --        --           --         42,222
Compensation for
 issuance of common
 stock and options....         --        --    --      --        (2,868)          --        --        28,531        25,663
Net loss..............         --        --    --      --           --    (10,660,581)      --           --    (10,660,581)
Change in unrealized
 loss on securities
 available-for-sale...         --        --    --      --           --            --     (2,399)         --         (2,399)
                                                                                                               -----------
Comprehensive
 income/(loss)........                                                                                         (10,662,980)
                        ----------  --------   ---    ----  -----------  ------------   -------    ---------   -----------
Balance at December
 31, 1999.............  11,263,252  $112,633     5    $--   $98,894,100  $(84,083,072)  $(2,399)   $ (40,618)  $14,880,644
                        ==========  ========   ===    ====  ===========  ============   =======    =========   ===========

                            See accompanying notes.

                         RIBOZYME PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                               Year ended December 31
                                       ----------------------------------------
                                           1997          1998          1999
                                       ------------  ------------  ------------
Operating activities
Net loss.............................  $(15,122,094) $(10,917,567) $(10,660,581)
Adjustments to reconcile net loss to
 net cash used by
operating activities:
  Depreciation.......................     1,665,044     1,670,825     1,544,142
  Amortization.......................        74,051        92,107       108,230
  Equity in loss of unconsolidated
   affiliate.........................           --      1,081,771       860,216
  Write-off of deferred patent
   costs.............................        93,557        11,836        50,232
  Compensation related to common
   stock and options                        280,177       278,150       223,337
  Compensation related to issuance of
   affiliate's stock                            --         81,000           --
  Compensation for forgiveness of
   notes receivable--related parties         92,466       126,466       102,466
  Expense related to warrant
   repricing.........................           --            --         42,222
  Gain on sale of investment in
   corporate partner.................           --        (25,045)          --
  Loss (gain) on disposal of
   equipment.........................        (1,126)          541           --
  Accrued interest included in
   convertible debt-related parties..        52,889       291,723       465,925
  Recognition of deferred revenue-
   related parties...................           --            --       (399,999)
  Changes in operating assets and
   liabilities:
    Accounts receivable..............        65,978    (3,890,537)    1,868,688
    Prepaid expenses and other.......        38,168        90,783       (32,902)
    Other assets.....................      (277,807)      (18,087)        3,924
    Accounts payable--trade..........       351,777      (154,167)      223,795
    Accrued liabilities..............        29,340       150,186       230,010
    Deferred revenue--related
     parties.........................           --      2,000,000           --
    Deferred gain....................        (5,515)          --            --
                                       ------------  ------------  ------------
Net cash used by operating
 activities..........................   (12,663,095)   (9,130,015)   (5,370,295)
Investing activities
Additions to property, plant, and
 equipment...........................    (2,213,311)     (936,395)   (1,125,854)
Additions to deferred patent costs...      (660,581)     (506,994)     (415,254)
Purchase of Innovir patents..........           --            --        (28,200)
Sale of investment in corporate
 partner.............................           --        275,045           --
Proceeds from sale of equipment......         2,600           --            --
Net (purchases) sales of securities
 available-for-sale..................     3,748,005       804,680    (4,252,657)
Investment in unconsolidated
 affiliate...........................           --     (2,022,987)          --
Transfer of restricted cash..........       242,733        52,669           --
Loan repayments--related parties.....         3,000         1,875        33,000
Loan advances--related parties.......      (175,000)      (50,000)     (307,187)
                                       ------------  ------------  ------------
Net cash (used) provided by investing
 activities..........................       947,446    (2,382,107)   (6,096,152)
Financing activities
Net proceeds from sale of shares of
 common stock and warrants...........    13,346,056     2,798,630    13,202,936
Payments under loan facilities.......    (1,480,677)   (2,077,771)     (498,179)
Borrowings under loan facilities.....     2,254,460     2,000,000     2,000,000
Payments on capital lease
 obligations.........................      (152,093)          --            --
                                       ------------  ------------  ------------
Net cash provided by financing
 activities..........................    13,967,746     2,720,859    14,704,757
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................     2,252,097    (8,791,263)    3,238,310
Cash and cash equivalents at
 beginning of year...................    13,050,678    15,302,775     6,511,512
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $ 15,302,775  $  6,511,512  $  9,749,822
                                       ============  ============  ============

                            See accompanying notes.

                         RIBOZYME PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1999

1. Summary of Significant Accounting Policies

Description of Business

   Ribozyme Pharmaceuticals, Inc. (RPI or the Company) was founded in 1992 to capitalize on the broad potential of ribozymes for use in the development of human therapeutics and therapeutic target validation services. To date, the Company has engaged in the research and development of its ribozyme technology and has experienced significant operating losses in each fiscal year since inception. The Company has not generated any revenue from the commercialization of its ribozyme technology and it expects to continue to incur significant operating losses over at least the next several years.

Capital Requirements and Management's Plans

   The Company incurred a net loss of $10,660,581 for the year ended December 31, 1999 and has an accumulated deficit of $84,083,072 at December 31, 1999.

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

Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash equivalents are comprised of certificates of deposit, money market funds, and investment securities.

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

                         RIBOZYME PHARMACEUTICALS, INC

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

   During 1999, the Company acquired certain pending and issued patents through the issuance of common stock and warrants, valued at approximately $1.0 million. The cost of these patents has been capitalized and is being treated consistent with the policies discussed above.

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

Revenue Recognition and Accounts Receivable

   Revenue from collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding and milestone, license fees and other payments. Revenue from nonrefundable up-front fees is recognized upon signing of the agreement. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestone, license fees and other payments will be recognized when earned. Payments received in advance under these agreements are recorded as deferred revenue until earned. The Company has no further research commitments from our collaborators for any revenue recognized. The Company's accounts receivable are predominately collaborative agreement receivables, and to date, the Company has not experienced any losses with respect to the collection of its accounts receivables.

   In 1999 and 1998, Chiron accounted for approximately 52% and 70% of collaborative revenues, respectively. In 1999, 1998 and 1997, Schering AG accounted for approximately 0%, 22% and 76% of collaborative revenues, respectively. Revenues from Schering AG and Chiron were for nonrefundable, ongoing research and development fees.

Research and Development Expenses

   Research and development costs are expensed as incurred.

Reclassifications

   Certain amounts in the December 31, 1997 and 1998 financial statements were reclassified to conform with the December 31, 1999 presentation. These reclassifications had no impact on the reported results of operations.

2. Securities Available-for-Sale

   At December 31, 1999 management determined that certain marketable securities held by the Company at December 31, 1999 were available-for-sale. Securities available-for-sale are carried at fair value, with

                         RIBOZYME PHARMACEUTICALS, INC
unrealized gains and losses reported as a component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. There were no gross realized gains or losses on sales of securities available-for-sale in 1999 or 1998.

3. Long-Term Debt

   Long-term debt as of December 31, 1998 and 1999, consists of the following:

                                                            1998       1999
                                                         ---------- -----------
      Equipment loan (I)................................ $  698,634 $   200,455
      Convertible debt--related parties (II)............  4,344,612   6,810,537
                                                         ---------- -----------
                                                         $5,043,246 $ 7,010,992
                                                         ========== ===========

--------
 I. In December 1995, the Company negotiated an equipment credit facility of $2,000,000 with a financial institution. The facility commitment was terminated on June 30, 1997. The agreement requires monthly principal and interest payments through November, 2000. The interest rate on these borrowings was 12% at December 31, 1999 and 1998.
II. In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company may borrow from the partner up to $2.0 million annually through 2001. The loans are collaterallized 50% by equipment purchases. The loans carry an interest rate of 8% per annum and under certain circumstances are convertible into equity at the option of the corporate partner. Principal and interest payments on the loans are deferred until maturity of the loans which is in April 2004. The collaboration and loan facility may be terminated at the option of the partner any time.

   Cash paid for interest for the years ended December 31, 1999, 1998 and 1997 was $84,029, $411,988, and $791,476, respectively. At December 31, 1999 the carrying amounts of the Company's long-term debt approximates the fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

   As of December 31, 1999, maturities of long-term debt are as follows:

                                                                       Amount
                                                                     -----------
      2000.......................................................... $   200,455
      2001..........................................................         --
      2002..........................................................         --
      2003..........................................................         --
      2004..........................................................         --
        Thereafter..................................................   6,810,537
                                                                     -----------
                                                                     $ 7,010,992
                                                                     ===========

4. Leases

   The Company leases office space under a noncancelable operating lease which was extended until June 2007. Total rent expense, including miscellaneous laboratory equipment rentals, was $398,452, $493,188, and $443,796 in 1999, 1998 and 1997 respectively.

                         RIBOZYME PHARMACEUTICALS, INC

   The Company's operating lease commitments at December 31, 1999 are as follows:

      2000........................................................... $  385,200
      2001...........................................................    385,200
      2002...........................................................    385,200
      2003...........................................................    374,796
      2004...........................................................    373,764
      2005 and thereafter............................................    933,120
                                                                      ----------
                                                                      $2,837,280
                                                                      ==========

5. STOCKHOLDERS' EQUITY

   The Company adopted an Employee Stock Purchase Plan (the Purchase Plan), authorizing the issuance of 300,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, each offering is twenty-four months' duration with purchases occurring on each October 31 and April 30 during each offering (except that April 30, 1996 was not a purchase date). Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the plan. The Company's Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased.

   Below is a summary of common stock reserved by the Company at December 31, 1999 for issuance upon the exercise of the various options, warrants and the 401(k) and purchase plans.

                                                                        SHARES
                                                                       ---------
      Stock option plans.............................................. 1,788,903
      Employee stock purchase plan....................................   135,761
      Employee 401(k) stock match.....................................   229,959
      Warrants at $9.00 per share.....................................    16,666
      Warrants at $12.00 per share....................................   350,000
      Warrants at $15.75 per share....................................    10,793
      Warrants at $22.50 per share....................................   448,888
      Warrants at $40.50 per share....................................    11,111
                                                                       ---------
                                                                       2,992,081
                                                                       =========

   In connection with a loan payoff, in 1999 the Company repriced 16,666 of its outstanding warrants. The exercise price on those warrants was reduced from $22.50 per share to $9.00 per share. All warrants are immediately exercisable. In 1999, expense related to this repricing of $42,222 was recognized.

   The Company's ability to pay dividends is restricted by the terms of its collaborative, convertible debt and equipment loan facility agreements.

                         RIBOZYME PHARMACEUTICALS, INC

6. Stock Option Plans

   The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the Plans), under which it is authorized to grant stock options to purchase up to 1,317,154 shares of the Company's common stock to eligible employees, consultants, and other individuals, as defined in the Plans. In each of May 1997 and in May 1999, the Company's shareholders approved an additional 350,000 shares of the Company's common stock to be reserved for issuance pursuant to the Plans. Options to purchase the Company's common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally the options become exercisable at twenty percent at the end of each of years one through five. If not exercised, the options expire after ten years. The Board of Directors has also granted certain employees options vesting upon achievement of certain contingent milestone events.

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

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 1999, 1998 and 1997, the Company recorded $25,663, $32,162, and $43,453, respectively, of compensation relating to the grant of stock options and the Antidilution Agreement, all of which relates to pre-IPO issuances which have been deferred until vesting has been completed.

   Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.1%, 4.7%, and 6.4%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .971,
 .967, and .638; and a weighted-average expected life of the option of 6 years. The weighted average fair value of stock options granted during 1999, 1998 and 1997 was $5.42, $4.04, and $5.88, respectively.

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

                         RIBOZYME PHARMACEUTICALS, INC

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                         1997          1998          1999
                                     ------------  ------------  ------------
      Pro forma net loss............ $(16,153,548) $(11,948,280) $(12,071,278)
      Pro forma loss per share
       (basic and diluted).......... $      (2.18) $      (1.33) $      (1.19)

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma net loss may not be representative of that to be expected in future years.

   Changes in stock options for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                    Exercise
                                                       Options        Price
                                                      ----------  -------------
      Outstanding at December 31, 1996...............    679,423  $ .45--$19.00
      Options granted................................    604,300  $7.50--$13.50
      Options exercised/canceled.....................    (64,833) $ .45--$19.00
                                                      ----------  -------------
      Outstanding at December 31, 1997...............  1,218,890  $ .45--$15.25
      Options granted................................  1,174,560  $3.00--$ 8.13
      Options exercised/canceled..................... (1,045,878) $ .45--$15.25
                                                      ----------  -------------
      Outstanding at December 31, 1998...............  1,347,572  $ .45--$12.78
      Options granted................................    598,759  $4.13--$11.31
      Options exercised/canceled.....................   (213,891) $ .45--$12.78
                                                      ----------  -------------
      Outstanding at December 31, 1999...............  1,732,440  $ .45--$12.78
                                                      ==========  =============

   The weighted average exercise price of options outstanding at December 31, 1999, 1998 and 1997 was $6.52, $4.21 and $9.31, respectively.

   Stock options vest as follows:

                                                                        Options
                                                                       ---------
      Currently exercisable...........................................   507,963
      2000............................................................   255,797
      2001............................................................   215,420
      2002............................................................   209,036
      2003............................................................   207,573
      2004 and thereafter.............................................    78,651
      Contingent vesting..............................................   258,000
                                                                       ---------
        Total......................................................... 1,732,440
                                                                       =========

7. Formation of Atugen, an unconsolidated German Affiliate

   In 1998, the Company transferred its gene function and target validation business and technology to Atugen, a separately funded German affiliate. Financing for Atugen was accomplished through an equity investment of $2.0 million in cash from RPI in 1998, a venture capital investment of $7.0 million and a commitment by the German government to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, RPI retained a 49.5% ownership in Atugen. In connection with its formation, Atugen

                         RIBOZYME PHARMACEUTICALS, INC
received exclusive royalty-free licenses to RPI patents and technologies for target validation and discovery in exchange for a one-time $2.0 million payment which was received by RPI in January 1999. The entire amount of this one-time payment was deferred at December 31, 1998 and is being amortized over the five-year term of the license agreement and is reflected in the Company's equity in earnings.

   According to a service agreement executed by both parties, RPI will provide management support, technologies, facilities and reagents to Atugen for reasonable fees. RPI will retain rights to develop ribozyme therapeutic agents against targets validated by Atugen.

   In 1998, RPI gave to its officers and certain other employees stock representing a 5.5% interest in the newly formed Atugen at no personal cost to the individuals. Atugen is a closely held private company, and accordingly, the fair value of the share grants was by nature an estimate. The Company estimated the fair market value of these share grants at the date of such grants to be $81,000. As a result, the Company's 1998 Statement of Operations includes $81,000 of compensation related to the share grants.

8. Collaborative Agreements

 Chiron

   In July 1994, the Company entered into a research and development collaboration agreement with Chiron to research, develop and market products directed towards five genetic targets, and all human clinical indications associated with those targets. The Company and Chiron will share equally in the costs and profits of any jointly developed products. In addition, Chiron may, at its option, finance the Company's portion of its Phase II and Phase III drug development costs for mutually approved programs. The Company retains the option to reacquire its rights by reimbursing Chiron for such development costs plus a predetermined risk premium. The term of the research program is five years, with the terms of the agreement to be extended if products are jointly developed. As part of this agreement, Chiron made a $10,000,000 equity investment in the Company.

   In 1998, the Company received $5.0 million from Chiron related to the joint product development of ANGIOZYME. The non recurring payment was a reimbursement for 50% of past expenses incurred by the Company for the preclinical development of ANGIOZYME. In addition, the Company recorded revenue from Chiron of $4,015,010 and $1,048,138, in 1999 and 1998, respectively, for 50% of
ANGIOZYME clinical development expenses incurred by the Company. There are no future obligations between the Company and Chiron related to revenues which were fully recognized in 1999 and 1998.

 Schering AG, Berlin

   On April 9, 1997, the Company entered into a research collaboration with Schering AG, Berlin, (Schering AG) focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents. The collaboration will utilize the special selectivity of ribozymes to validate new molecular therapeutic targets and to discover new therapeutic agents based on those targets. The Company will provide its expertise in ribozyme design, synthesis and delivery, and Berlex Laboratories, Inc., a U.S. subsidiary of Schering AG (Berlex) will provide candidate targets, cell culture screens, animal models and development and commercialization expertise to the collaboration. The Company anticipates that hundreds of potential targets may be examined over a five year period with Berlex having the option to commercialize products from any validated targets.

   Schering AG made an equity investment in the Company in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and made an additional equity investment of $2.5 million for 465,117 shares

                         RIBOZYME PHARMACEUTICALS, INC
in April 1998. Separately, Schering AG provided a loan of $2.0 million in each of years 1997, 1998 and 1999. Schering AG will continue to provide loans of up to $2.0 million annually for each of the next two years, provided that the collaboration is continued in each of those years. Amounts not used in any calendar year may be carried forward to future years. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. At December 31, 1999, the outstanding borrowings of $6.8 million were convertible into approximately 649,000 shares of the Company's common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. During 1999, the Company subcontracted the research to Atugen and therefore all subsequent revenues for work completed has been solely recognized by Atugen. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non-ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. Upon payment of termination fees paid to the Company, the research collaboration may be terminated at Schering AG's option any time.

 Eli Lilly and Company

   In March 1999, the Company entered into a collaboration with Eli Lilly and Company (Eli Lilly) to conduct research, development and commercialization of the Company's ribozyme for the treatment of Hepatitis C virus infection (the anti-HCV ribozyme). Under the terms of the agreement, the Company received approximately $9.2 million in 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment purchasing five shares of the Company's non-voting convertible Series L preferred stock which was completed in April 1999. Each share of Series L convertible preferred stock is convertible into shares of the Company's common stock based upon milestones related to the development and commercialization of the anti-HCV ribozyme. Under certain circumstances, if the Company commences phase II clinical trials prior to March 17, 2002, each share of Series L preferred stock will convert into $500,000 of common stock valued at the average closing price 30 days prior to conversion. If, however, the Company fails to commence phase II clinical trials prior to March 17, 2002, each share of Series L preferred stock will convert into $1.5 million of common stock valued at the average closing price of the Company's common stock 30 days prior to conversion. In addition to equity and research funding, the Company may receive success fees related to various development milestones and royalties on future sales of products developed related to the collaboration. Eli Lilly will receive the exclusive worldwide commercialization rights to products that result from this collaboration, including the anti-HCV ribozyme product. The Company has retained certain rights to manufacture anti-HCV riboyzme products resulting from the collaboration.

9. Commitments and Contingency

   At the core of the Company's technology are inventions and patents of the University of Colorado (CU) which were developed by Dr. Thomas R. Cech and various associates of Dr. Cech. Pursuant to the policies of CU, these inventions and the patents issued thereon, (the Cech Technology) became the property of CU. The Cech Technology was assigned to CU's affiliate, University Research Corporation (URC), which in turn assigned the rights to license certain of the Cech Technology to Competitive Technologies, Inc. (CTI), formerly known as University Patents, Inc. United States Biochemical Corporation (USB) licensed the Cech Technology pursuant to two sublicenses. One of these sublicenses was for the Cech Technology held by CTI. In November 1996, USB assigned to the Company its rights under the sublicense from CTI and the Company entered into an amended and restated license with CTI. The Company also has obtained a license from URC and a sublicense from USB for other Cech Technology held by URC. The CTI license, URC license and USB sublicense together grant the Company the exclusive (except for non-commercial academic research) worldwide right,

                         RIBOZYME PHARMACEUTICALS, INC
among other things, to make, use and sell RNA enzymes covered by licensed patents and products incorporating them. The URC license and USB sublicense are fully paid. The CTI license provides for the payment of a royalty on sales of products incorporating RNA enzymes, covered by licensed patents, and for certain minimum annual royalties. The Company may grant sublicenses to the licensed technology subject to the payment to CTI of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, the Company must pay CTI a share of any option fee, license fee, prepaid royalty or other front-end fee other than research and development funding paid in connection with such sublicense. At the Company's discretion, the payment may be in either cash or equity.

   The Company, along with one or more of its officers or directors, are defendants in several related lawsuits which purport to be class actions on behalf of purchasers of common stock of the Company on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege the defendants violated certain federal securities laws based upon an allegedly misleading announcement made on November 15, 1999. The cases have been consolidated in the United States District Court, District of Colorado. No discovery has occurred, and only limited discovery is expected to occur pending ruling on preliminary motions. Based on current information, the Company believes the suits to be without merit.

10. Related Party Transactions

   At December 31, 1999, 1998 and 1997, the Company had a total of $295,000, $280,932 and $320,000, respectively, of non-interest bearing loans due from executive officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed 5 years. The Company forgave $88,000, $126,466 and $80,000 of these loans during each of the years ending December 31, 1999, 1998 and 1997, respectively.

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

                         RIBOZYME PHARMACEUTICALS, INC

   At December 31, 1999, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

                                                           Research
                                                  Net         and       State
                                               Operating  Development Investment
      Expiration Date                           Losses      Credits    Credits
      ---------------                         ----------- ----------- ----------
      2000................................... $       --  $      --    $11,000
      2001...................................         --         --      6,000
      2007...................................   3,506,000    101,000       --
      2008...................................   7,363,000    185,000       --
      2009...................................   9,239,000    316,000       --
      2010...................................  11,953,000    139,000       --
      2011...................................  15,125,000    181,000       --
      2012...................................  15,291,000    296,000       --
      2018...................................  10,109,000    475,000       --
      2019...................................  10,708,000    408,000       --
                                              ----------- ----------   -------
        Total................................ $83,294,000 $2,101,000   $17,000
                                              =========== ==========   =======

   The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carryforwards, and could have been triggered by the Company's initial public offering or by subsequent sales of securities by the Company or its shareholders.

   The components of the Company's deferred tax assets and liabilities, net of taxes, as of December 31, 1998 and 1999 are as follows:

                                                       1998          1999
                                                   ------------  -------------
      Deferred tax assets:
        Net operating loss carryforwards.........  $ 27,095,000  $  31,069,000
        Research and development and state
         investment credit carryforwards.........     1,548,000      2,118,000
        Depreciation.............................       639,000        592,000
        Equity in loss of unconsolidated
         affiliate...............................       404,000        724,000
        Other....................................        30,000         23,000
                                                   ------------  -------------
                                                     29,716,000     34,526,000
        Valuation allowance......................   (28,610,000)   (32,716,000)
                                                   ------------  -------------
        Net deferred tax assets..................     1,106,000      1,810,000
      Deferred tax liabilities:
        Deferred patent costs....................     1,084,000      1,178,000
        Deferred income..........................           --         597,000
        Other....................................        22,000         35,000
                                                   ------------  -------------
        Total deferred tax liabilities...........     1,106,000      1,810,000
                                                   ------------  -------------
                                                   $        --   $         --
                                                   ============  =============

                         RIBOZYME PHARMACEUTICALS, INC

12. Employee Savings Plan

   The Company has a 401(k) plan which allows participants to contribute 1% to 15% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company's common stock. In 1999, 1998 and 1997, the Board approved a 50% common stock match equal to total participant deferrals made in each respective year. The Company stock match is subject to vesting restrictions.

13. Subsequent Events

 Joint Venture

   In January 2000, the Company formed a joint venture with Elan for the development and commercialization of HERZYME, the Company's product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD(R) system is a disposable continuous subcutaneous drug delivery system which allows a patient to administer the drug at home.

   Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. The Company's $12.0 million capital contribution was funded by the sale to Elan of (i) 12,105 shares of the Company's Series A convertible exchangeable preferred stock (the Series A Preferred Stock), (ii) a warrant to purchase up to 200,000 shares of the Company's common stock at an exercise price of $15.00 per share with a term of two years, and (iii) a warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price of $20.00 per share with a term of seven years. The Series A Preferred Stock has a stated dividend rate of 6.0% which is payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share.

   As a result of Medizyme's initial capitalization, the Company owns 80.1% of the outstanding capital stock of Medizyme and Elan owns 19.9%. However, Elan can exchange, at its option, all of its shares of the Company's Series A Preferred Stock for 30.1% of RPI's interest in Medizyme. After such redemption, Elan would own 50% of the then outstanding capital stock of Medizyme. Elan also has the option of converting its shares of the Company's Series A Preferred Stock into approximately 1,200,000 shares of RPI's common stock.

   Medizyme paid Elan in cash a $15.0 million non-refundable license fee for the MEDIPAD(R) drug delivery technology. As a result of this licensing transaction, it is likely that Medizyme will capitalize the entire license fee and amortize the balance over the three year term of the agreement. The Company estimates that funding for Medizyme will require approximately $15.0 million in additional operating and development costs. In connection with expected funding requirements, Elan has agreed to provide the Company with a $12.0 million credit facility to fund the Company's pro rata portion of Medizyme's operating costs over the development period, which is expected to be 30 months. The debt has a 12% rate and may be converted into shares of the Company's Series B convertible preferred stock (the Series B Preferred Stock), which ultimately is convertible into shares of the Company's common stock at a 50% premium to the average price of its common stock for the 60 days prior to the time of the applicable draw down on the credit facility. The Series B Preferred Stock has a stated dividend rate of 12%, which is payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share.

   Also in connection with the Medizyme joint venture, Elan purchased 641,026 shares of the Company's common stock for a purchase price of $5.0 million. Elan has committed to purchase an additional $5.0 million of common stock in 15 months at a share price that is at a premium to the average closing price for the 45 trading days preceding the purchase, but not less than such 45 trading day average. The price is also based on the achievement of certain milestones.

                         RIBOZYME PHARMACEUTICALS, INC

   The joint venture agreement provides for equal representation by the Company and Elan in the operating and management decisions of Medizyme. The Company will account for its investment in Medizyme under the equity method.

 Purchase Commitment

   In January 2000, the Company entered into a manufacturing agreement whereby the Company transferred its proprietary manufacturing processes and intellectual property to enable the manufacturing of its ribozyme products. Pursuant to this agreement, the Company must purchase minimum quantities of ribozymes over the next three years, which represents a significant majority of the expected usage during that time.