Form 10-Q
period 2000-03-31
RIBOZYME PHARMACEUTICALS INC
filed 2000-05-12
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended March 31, 2000

                                      or

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

Yes  X      No _____
   -----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 5, 2000 was 15,191,977.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                         PAGE
                                                                       ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2000 (unaudited) and
         December 31, 1999............................................   3

         Condensed Statements of Operations - Three Months Ended
         March 31, 2000 and 1999 (unaudited)..........................   4

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 2000 and 1999 (unaudited)..........................   5

         Notes to Condensed Financial Statements (unaudited)..........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................  14

SIGNATURES............................................................  15

Exhibit Index.........................................................  16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                         March 31,    December 31,
                                                           2000           1999
                                                       ------------   ------------
                                                       (unaudited)
Current assets
--------------
 Cash and cash equivalents                             $ 16,953,407   $  9,749,822
 Securities available-for-sale                            1,097,466      4,250,259
 Accounts receivable                                      2,186,280      1,545,164
 Accounts receivable-related parties                      1,477,038        484,729
 Prepaid expenses and other current assets                  574,234        256,571
                                                       ------------   ------------
Total current assets                                     22,288,425     16,286,545

Property, plant and equipment at cost,
 net of accumulated depreciation                          3,559,106      3,803,906

Notes receivable-related parties                            271,284        313,750
Patent costs, net                                         4,363,066      4,231,307
Investment in Medizyme                                   10,217,174              -
Other assets                                                456,591        456,591
                                                       ------------   ------------

Total assets                                           $ 41,155,646   $ 25,092,099
                                                       ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities
-------------------
 Accounts payable-trade                                $  1,542,438   $    974,309
 Accrued expenses                                           758,025        626,153
 Deferred revenue, current portion-related parties          400,000        400,000
 Current portion of long-term debt                           92,482        200,455
                                                       ------------   ------------
Total current liabilities                                 2,792,945      2,200,917

Deferred revenue, long-term portion-related parties       1,100,003      1,200,001
Convertible debt-related parties                          7,947,859      6,810,537

Stockholders' equity
--------------------
 Preferred stock                                                120              -
 Common stock                                               120,115        112,633
 Additional paid-in capital                             117,042,008     98,894,100
 Deferred compensation and other                            (42,317)       (43,017)
 Accumulated deficit                                    (87,805,087)   (84,083,072)
                                                       ------------   ------------
Total stockholders' equity                               29,314,839     14,880,644
                                                       ------------   ------------

Total liabilities and stockholders' equity             $ 41,155,646   $ 25,092,099
                                                       ============   ============


See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                --------------------------
                                                    2000           1999
                                                -----------    -----------
Revenue
 Collaborative agreements                       $ 2,539,571    $ 1,108,592
 Collaborative agreements-related parties         1,330,295        592,643
                                                -----------    -----------
 Total revenues                                   3,869,866      1,701,235

Expenses
 Research and development                         4,864,835      3,760,433
 General and administrative                       1,038,870        559,296
                                                -----------    -----------
Total expenses                                    5,903,705      4,319,729

Operating loss                                   (2,033,839)    (2,618,494)

Other income (expense)
 Interest income                                    247,689         90,215
 Interest expense                                  (138,039)      (112,091)
 Equity in loss of unconsolidated affiliate      (1,797,826)      (494,624)
                                                -----------    -----------
Total other income (expense)                     (1,688,176)      (516,500)

Net loss                                        $(3,722,015)   $(3,134,994)
                                                ===========    ===========

Net loss per share                                   $(0.31)        $(0.34)

Shares used in computing net loss per share      11,875,081      9,182,095
                                                ===========    ===========


See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three months ended
                                                            March 31,
                                                  ---------------------------
                                                      2000            1999
                                                  ------------    -----------
Operating Activities
Net loss                                          $ (3,722,015)   $(3,134,994)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                         442,043        416,649
 Equity in loss of unconsolidated affiliates         1,797,826        494,624
 Compensation related to common stock and
   options                                             681,133              -
 Compensation for forgiveness of notes
   receivable-related parties                           42,466         52,466
 Accrued interest included in convertible debt         137,322         82,917
 Changes in operating assets and liabilities:
   Accounts receivable                              (1,633,425)       398,809
   Prepaid expenses and other current assets          (317,663)       (39,438)
   Other assets                                              -          2,925
   Accounts payable-trade                              568,129        777,301
   Accrued expenses                                    131,872        (74,984)
   Deferred revenue-related parties                    (99,998)      (100,001)
                                                  ------------    -----------
   Net cash used in operating activities            (1,972,310)    (1,123,726)

Investing activities
 Additions to property, plant and equipment           (163,370)      (413,124)
 Additions to deferred patent costs                   (165,632)       (46,921)
 Net sales (purchases) of securities
   available-for-sale                                3,153,491       (996,611)
 Investment in unconsolidated affiliate            (12,015,000)             -
 Loan advances-related parties                               -        (35,000)
                                                  ------------    -----------
 Net cash used in investing activities              (9,190,511)    (1,491,656)

Financing activities
 Net proceeds from sale of common and preferred
   stock                                            17,474,379          5,018
 Payments under loan facilities                       (107,973)       (95,869)
 Borrowings under loan facilities                    1,000,000      1,000,000
                                                  ------------    -----------
 Net cash provided by financing activities          18,366,406        909,149

Net increase (decrease) in cash and cash
   equivalents                                       7,203,585     (1,706,233)
Cash and cash equivalents at beginning of period     9,749,822      6,511,512
                                                  ------------    -----------
Cash and cash equivalents at end of period        $ 16,953,407    $ 4,805,279
                                                  ============    ===========



See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (Unaudited)

Note 1:  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

Note 2:  Medizyme

     In January 2000, we completed formation of a joint venture with Elan Corporation plc (Elan) whereby we have licensed HERZYME(TM), a potential product to treat breast and other cancers, and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD(R) system is a multi-day disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home.

     Initial funding of Medizyme included $12.0 million from us and $3.0 million from Elan. Our $12.0 million capital contribution was funded by the sale to Elan of (i) 12,015 shares of our Series A convertible exchangeable preferred stock (the Series A Preferred Stock), (ii) a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $15.00 per share with a term of two years, and (iii) a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $20.00 per share with a term of seven years. The Series A Preferred Stock has a stated dividend rate of 6.0% which is payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share.

     As a result of Medizyme's initial capitalization, we own 80.1% of the outstanding capital stock of Medizyme and Elan owns 19.9%. However, Elan can exchange, at its option, all of its shares of our Series A preferred stock for 30.1% of RPI's interest in Medizyme. After such redemption, Elan would own 50% of the then outstanding capital stock of Medizyme. Elan also has the option of converting its shares of our Series A Preferred Stock into approximately 1,200,000 shares of our common stock.

     Medizyme paid Elan in cash a $15.0 million non-refundable license fee for the MEDIPAD(R) drug delivery technology. As a result of this licensing transaction, Medizyme has capitalized the entire license fee and is amortizing the balance over the three-year term of the agreement. We estimate that funding for Medizyme will require approximately $15.0 million in additional operating and development costs. In connection with expected funding requirements, Elan has agreed to provide us with a $12.0 million credit facility to fund our pro rata portion of Medizyme's operating costs over the development period, which is expected to be 30 months. The debt has a 12% rate and may be converted into shares of our Series B convertible preferred stock, which ultimately is convertible into shares of our common stock at a 50% premium to the average price of our common stock for the 60 days prior to the time of the applicable draw down on the credit facility. The Series B convertible preferred stock has a stated dividend rate of

12%, which is payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share.

     Also in connection with the Medizyme joint venture, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. Elan has committed to purchase an additional $5.0 million of common stock in April 2001 at a share price that is at a premium to the average closing price for the 45 trading days preceding the purchase, but not less than such 45 trading day average. The price is also based on the achievement of certain milestones.

     The joint venture agreement provides for equal representation by us and Elan in the operating and management decisions of Medizyme. We account for our investment in Medizyme under the equity method.


Note 3:  Subsequent Event-Public Offering

     In April 2000, we completed a public offering of 3,150,000 shares of our common stock that resulted in gross proceeds of $56.7 million. After underwriter fees and expenses are deducted, net proceeds are expected to be approximately $52.7 million. In April 2000 we repaid $6.9 million of our outstanding borrowings from Schering AG with proceeds from this offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of our Business

     We are developing a new class of drugs based on engineered molecules called "ribozymes." Ribozymes are a form of ribonucleic acid which have the ability to cleave RNA, including mRNA, and thereby selectively inhibit protein production. Because many human diseases result from abnormal protein production, we believe that ribozymes are applicable to a broad range of human diseases. We are currently in clinical development and preclinical testing for three product candidates and expect to begin preclinical testing on one additional product candidate by the end of 2000.

     We are conducting a Phase I/II clinical trial for our lead product candidate, ANGIOZYME(TM), for the treatment of solid tumor cancers in collaboration with Chiron Corporation and expect to complete this trial before the end of 2000. Also, clinical trials for our anti-HCV ribozyme for the treatment of Hepatitis C have been initiated with Eli Lilly and Company.

     In January 2000, we announced completion of a joint venture with Elan Corporation, Medizyme Pharmaceuticals, Ltd., whereby we have licensed HERZYME(TM) and Elan has licensed its MEDIPAD(R) technology to the joint venture. MEDIPAD(R) is a multi-day disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. Initial funding of Medizyme included $12.0 million from us and $3.0 million from Elan. Currently, we own 80.1% of Medizyme's capital stock and Elan owns 19.9%. We have estimated that funding for Elan will require approximately $15.0 million in additional operating and development costs and, therefore, Elan has provided us with a $12.0 million credit facility on a draw-down basis for us to use, if desired, to fund our portion of Medizyme operating costs over a 30 month period. The debt has a 12% rate and may ultimately be converted into our common stock at a 50% premium.

     To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate any in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

 .    Up front revenue. Up front revenue is fully recognized upon signing a collaboration and is related to the value of the research at that point in time. Up front revenue may also be a reimbursement to us of recent expenses which we incurred related to product development. All up front revenues recognized represents the culmination of a separate earnings process.

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

     Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of March 31, 2000, all revenues that have been recognized are earned and no further obligations exist for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

     We have not been profitable since inception and have an accumulated deficit of $87.8 million as of March 31, 2000. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME(TM), the anti-HCV ribozyme, HERZYME(TM), and other product candidates advance through development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     In 1998, we transferred our target discovery and validation technology to Atugen Biotechnology AG in exchange for a substantial equity interest. We will continue our existing target discovery and validation agreements with our collaborators by subcontracting services to be performed to Atugen. We currently own 48.4% of Atugen and will record our share of any future profits. In 1999, through the absorption of equity in the losses of Atugen, we eliminated our remaining investment in Atugen.

     Our revenues are denominated in U.S. dollars, therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

Results of Operations

Three Months Ended March 31, 2000 and 1999

     Collaborative revenues increased to $3.9 million for the three months ended March 31, 2000, from $1.7 million for the corresponding period in 1999. The increase is primarily due to $1.1 million in revenues recorded from Eli Lilly related to joint product development of the anti-HCV ribozyme and $972,000 in revenues recorded from Medizyme, our joint venture with Elan for the preclinical development of HERZYME(TM), a ribozyme targeted at breast and other cancers. Both the Eli Lilly and Elan collaborations did not exist in the first quarter of 1999. In 1999, first quarter revenues consisted of $1.1 million in research revenues from Chiron and $593,000 in revenues for services provided to Atugen. The revenues from Eli Lilly during the first quarter of 2000 include a $500,000 milestone payment for having filed the Investigational New Drug (IND) application with the FDA for the anti-HCV ribozyme. Revenues in the first quarter of 2000 also include research revenues of $1.4 million, $618,000 and $972,000 from Chiron, Eli Lilly and Medizyme, respectively. According to the Chiron agreement, Chiron and RPI share equally in the clinical trial costs of ANGIOZYME(TM) and for the first quarter of 2000 we incurred the majority of expenses related to ANGIOZYME(TM) development. Research revenue is for expenses already incurred and no further obligation exists between us and our partners for revenues recognized. Future research revenues related to the joint development of our products will be variable and will depend on the stage of research and preclinical and clinical development. In addition, during the first quarter of 2000, $358,000 in revenue was recorded in connection to our service agreement with Atugen. Atugen pays for reagents and management and administrative services we provide. Atugen revenues are earned by us as the products and services are provided. Both Atugen and Medizyme are related parties. Future revenues will depend on the level of activities performed by us. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones.

     Research and development expenses increased to $4.9 million for the three months ended March 31, 2000, compared to $3.8 million for the corresponding period in 1999. The increase was due to approximately $261,000 of a non-cash, stock option compensation expense recorded for performance stock options that vested during the first quarter of 2000. During the first quarter, a number of research and development milestones were achieved, including filing the IND and commencing Phase I for the anti-HCV ribozyme, as well as starting pre-clinical development of HERZYME(TM). Accounting rules require that the difference between an option grant price and the market price must be expensed as compensation for performance related stock options. During the first quarter of 2000, our stock price achieved considerable highs on dates when performance options vested, resulting in significant non-cash stock compensation expense.
In addition, increased expenses for the first quarter of 2000 included approximately $280,000 of expenses related to increased staffing. The increase from 1999 was also due to an increase of approximately $313,000 for clinical trial expenses related to ANGIOZYME(TM) and research expenses relating to the anti-HCV ribozyme. Other expenses have increased accordingly, due to increased staffing and the expansion of our development programs. We expect research and development expenses, including pre-clinical studies and clinical trials, to continue to increase as we expand our development programs for ANGIOZYME(TM), the anti-HCV ribozyme and HERZYME(TM).

     General and administrative expenses increased to $1.0 million for the three months ended March 31, 2000, compared to $559,000 for the corresponding period in 1999. The increase was primarily due to approximately $420,000 of non-cash, stock option compensation expense recorded for performance stock options that vested during the first quarter of 2000. During the first quarter, a number of corporate milestones were accomplished, including achieving a market capitalization of $150 million or more and a number of other financial goals which were satisfied by the consummation of the Elan agreement. Additional increases are the result of increased expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

     Interest income increased to $248,000 for the three months ended March 31, 2000 compared to $90,000 for the corresponding period in 1999. The increase is due to higher average balances in our cash and cash equivalents and securities available-for-sale during the first quarter of 2000, as compared to the same quarter in 1999. Cash balances were higher as a result of a public offering completed in July 1999 that resulted in $5.3 million net proceeds and $5.0 million received in January 2000 for the sale of common stock to Elan upon the signing of the collaboration. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Interest expense increased to $138,000 for the three months ended March 31, 2000 compared to $112,000 for the corresponding period in 1999. The increase is due to additional loan draw downs of $2.0 million during 1999 and the resulting compounding interest accrued for the period.

     Equity in loss of unconsolidated affiliate was $1.8 million for the period ending March 31, 2000, compared to $495,000 for the corresponding period in 1999. The expense for the first quarter in 2000 is our 80.1% share of Medizyme's first quarter expenses. Our ownership in the Medizyme joint venture is 80.1% and as such we are required to expense our share of their losses. Medizyme's first quarter expenses include $1.25 million amortized expense for payment of a $15.0 million license fee paid to Elan in January 2000 and $972,000 we invoiced for research we conducted on HERZYME(TM). The 1999 equity in loss of unconsolidated affiliate expense was in connection with our initial cash investment of

$2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen AG in 1998. At March 31, 1999, we owned 83.2% of Atugen's outstanding common stock and, as a result, we recorded our share of Atugen's first quarter net loss resulting in equity in loss of unconsolidated affiliate of $495,000. In 1999, we completely expensed our remaining investment in Atugen and therefore no expense related to Atugen was recorded during the first quarter of 2000.

Liquidity and Capital Resources

     We have financed our operations since inception through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through March 31, 2000, we have received approximately:

 .  $29.0  million in net proceeds from private placements;
 .  $36.4 million in net proceeds from public offerings;
 . $78.2 million from our collaborations; and . $9.8 million from equipment financing.

     We had cash, cash equivalents and securities available-for-sale of $18.1 million at March 31, 2000 compared with $14.0 million at December 31, 1999. The $4.1 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $2.0 million used for operations, net of revenues of $3.9 million and $329,000 used for investments in equipment and patents, offset by:

 .  $17 million received in a sale of preferred and common stock to a corporate collaborator;
 .  $12.0 million invested in Medizyme;
 .  $1.0 million in net borrowings;
 . $494,000 received for sales of common stock under option exercises; and . $108,000 for payments on loan facilities.

     We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment grade securities.

     Accounts receivable at March 31, 2000 were $3.7 million compared to $2.0 million at December 31, 1999. Accounts receivable at March 31, 2000 included $1.5 million due from Chiron for reimbursement of ANGIOZYME(TM) first quarter research, $972,000 due from Medizyme for first quarter HERZYME(TM) research, $607,000 due from Eli Lilly for research support in the first quarter for our anti-HCV ribozyme program and $505,000 due from Atugen for administrative services and patent expenses. Accounts receivable at December 31, 1999 primarily consisted of $485,000 due from Atugen for administrative services and patent expenses, $525,000 due from Eli Lilly for research support for our anti-HCV ribozyme program and $1.0 million due from Chiron for reimbursement of ANGIOZYME(TM) fourth quarter research. The majority of outstanding receivables due from 1999 have been received in 2000.

     Total additions for property, plant and equipment for the three months ending March 31, 2000 were $163,000, most of which were financed through our existing equipment loan facility with Schering AG, described below. We anticipate future capital needs to be financed by the Schering AG loan facility for the next two years.

     As part of our target discovery and validation program, Schering AG made a $2.5 million equity investment in us in May 1997 in exchange for 212,766 shares of common stock and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998 and 1999 and $1.0 million in February 2000. Schering AG is expected to continue to provide loans of up to $2.0 million annually through 2001, provided that the collaboration is continued. In April 2000, after the completion of a public offering, we repaid $6.9 million of our outstanding borrowings from Schering AG. If Schering AG does not continue the collaboration, we may need to seek alternative sources of financing. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. At March 31, 2000, the outstanding borrowings of $7.9 million were convertible into approximately 314,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and identification programs to Atugen; however, as long as our collaboration continues with Schering AG we expect to continue to borrow against the loans.

     In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. Four targets are currently subject to the exclusivity provision, including ANGIOZYME(TM). Currently, ANGIOZYME(TM) is being developed in collaboration with Chiron and we share equally all development costs and profits with Chiron. In 1999, we recorded $4.0 million in revenues due from Chiron for reimbursement of expenses incurred for the clinical development of ANGIOZYME(TM). During the first quarter of 2000, we recorded $1.4 million in revenues due from Chiron for ANGIOZYME(TM). We expect total 2000 expenses related to ANGIOZYME(TM) to be approximately $11.0 million, of which Chiron is expected to reimburse us approximately $5.5 million.

     In March 1999, we entered into a collaboration with Eli Lilly to conduct research, development and commercialization of our anti-HCV ribozyme for the treatment of Hepatitis C virus infection. We granted Eli Lilly the exclusive worldwide right to develop and commercialize the anti-HCV ribozyme in return for funding of all research, development and commercialization costs for the drug. Under the terms of the agreement, we received approximately $9.2 million during 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment. In April 1999, Eli Lilly purchased five shares of our Series L convertible preferred stock for $7.5 million. Each share of Series L convertible preferred stock is convertible into shares of our common stock based upon milestones related to the development and commercialization of the anti-HCV ribozyme. Depending on the achievement of certain milestones, each share of convertible preferred stock will either convert into $500,000 or $1.5 million of common stock valued at the average closing price over the 30 days prior to conversion. During the first quarter of 2000, we recorded $1.1 million in revenues due from Eli Lilly, which included $618,000 in research revenues and a $500,000 milestone payment for the IND filing of the anti-HCV ribozyme. In 2000, we expect to receive approximately $2.9 million for research in addition to the milestone payment of $500,000 for the filing of the IND.

     In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME(TM), our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A convertible preferred stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. Also as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. Elan has also committed to purchase an additional $5.0 million of common stock in April 2001 at a share price that is at a premium to the then market price and would also be based on the achievement of certain milestones. We have estimated that the development of HERZYME(TM) will require additional funds of up to $15 million and, therefore, Elan has made available to us a credit facility to use to fund our portion of Medizyme operating costs over a 30 month period. Elan may convert this debt into shares of our Series B convertible preferred stock in the future. During the first quarter of 2000, we recorded revenues due from Medizyme of $972,000 for research conducted for the development of HERZYME(TM). In 2000, we expect to receive approximately $3.9 million in research revenues from Medizyme relating to our work on HERZYME(TM) development.

     In April 2000, we completed a public offering of 3,150,000 shares of our common stock that resulted in gross proceeds of $56.7 million. After underwriter fees and expenses are deducted, net proceeds are expected to be approximately $52.7 million. In April 2000 we repaid $6.9 million of our outstanding borrowings from Schering AG with proceeds from this offering.

     We anticipate that the net proceeds from our offering, together with our existing financial resources and expected revenues from our collaborations, should be sufficient to meet our anticipated operating and capital requirements through 2002. We expect to incur substantial additional costs, including:

 . costs related to our research, drug discovery and development programs; . preclinical studies and clinical trials of our products, if developed; . prosecuting and enforcing patent claims;
 . general administrative and legal items; and, . manufacturing and marketing of products, if any.

     In the future we may raise additional capital through public or private financing, as well as from new collaborative relationships, new credit facilities and other sources.

Impact of Year 2000

     In our 1999 public filings, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We expensed approximately $60,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our research, internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-looking Statements

     Statements in this Form 10-Q, which are not strictly historical, are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in our operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in our 10-K for the year ended December 31, 1999 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)
          3(ii)    Restated Bylaws (2)
          27       Financial Data Schedule

     (b)  Reports on Form 8-K

          We filed a report on Form 8-K dated February 8, 2000, which reported a joint venture agreement dated January 7, 2000 with Elan Corporation, plc and various of its affiliates (collectively, "Elan") to develop and commercialize our ribozyme HERZYME(TM) against Human Epidermal Growth Factor Receptor Type 2 for treatment of breast and other cancers using Elan's proprietary MEDIPAD(R) drug delivery system. This joint venture was accomplished through the formation of Medizyme Pharmaceuticals Ltd., a Bermuda limited liability company. In addition, the Form 8-K reported a manufacturing agreement dated January 31, 2000 with Avecia Limited (Avecia), acting through its LifeScience Molecules business. Pursuant to the agreement, we transferred proprietary manufacturing processes and intellectual property to Avecia.



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

                                    RIBOZYME PHARMACEUTICALS, INC.

Dated:    May 12, 2000          By:  /s/ RALPH E. CHRISTOFFERSEN
          ------------              ----------------------------
                                    Ralph E. Christoffersen
                                    President and Chief
                                    Executive Officer

Dated:    May 12, 2000          By:  /s/ LAWRENCE E. BULLOCK
          ------------              ----------------------------
                                    Lawrence E. Bullock
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 Exhibit Index


Exhibit                                 Exhibit
  No.                                 Description
-------                               -----------
3(i)       Amended and Restated Certificate of Incorporation (1)
3(ii)      Restated Bylaws (2)
27         Financial Data Schedule

_____
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.