Form 10-Q
period 2000-06-30
RIBOZYME PHARMACEUTICALS INC
filed 2000-08-14
CIK 892112

  =============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      or

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

Yes X      No ___
   -----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 4, 2000 was 15,288,446.

                         RIBOZYME PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                                                             PAGE
                                                                                                           ----
Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999.................................................................................. 3

         Condensed Statements of Operations - Three and Six Months Ended
         June 30, 2000 and 1999 (unaudited)................................................................. 4

         Condensed Statements of Cash Flows - Six Months Ended

         June 30, 2000 and 1999 (unaudited)................................................................. 5

         Notes to Condensed Financial Statements (unaudited)...............................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................................... 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................13

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.............................................................................. 13
Item 4.  Submission of Matters to a Vote of Security Holders................................................ 14
Item 6.  Exhibits and Reports on Form 8-K .................................................................. 15

SIGNATURES.................................................................................................. 16

Exhibit Index............................................................................................... 17

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                              June 30,             December 31,
                                                                2000                   1999
                                                                ----                   ----
                                                             (unaudited)
Current assets
   Cash and cash equivalents                              $  59,530,028          $   9,749,822
   Securities available-for-sale                              4,050,476              4,250,259
   Accounts receivable                                        1,697,681              1,545,164
   Accounts receivable-related parties                        2,096,000                484,729
   Prepaid expenses and other current assets                    480,312                256,571
                                                          -------------          -------------
Total current assets                                         67,854,497             16,286,545

Property, plant and equipment at cost,
   net of accumulated depreciation                            3,317,976              3,803,906

Notes receivable-related parties                                234,284                313,750
Deferred patent costs, net                                    4,342,277              4,231,307
Investment in Medizyme                                        8,431,141                      -
Other assets                                                    462,935                456,591
                                                          -------------          -------------

Total assets                                              $  84,643,110          $  25,092,099
                                                          =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
-------------------
   Accounts payable-trade                                 $     479,580          $     974,309
   Accrued liabilities                                          720,622                626,153
   Deferred revenue, current portion-related parties            400,000                400,000
   Current portion of long-term debt                             74,863                200,455
                                                          -------------          -------------
Total current liabilities                                     1,675,065              2,200,917

Deferred revenue, long-term portion-related parties           1,000,004              1,200,001
Convertible debt-related parties                                      -              6,810,537

Stockholders' equity
--------------------
   Preferred stock                                                  120                      -
   Preferred stock issuable                                     360,450                      -
   Common stock                                                 152,851                112,633
   Additional paid-in capital                               171,854,210             98,894,100
   Deferred compensation and other                              (41,718)               (43,017)
   Accumulated deficit                                      (90,357,872)           (84,083,072)
                                                          -------------          -------------
Total stockholders' equity                                   81,968,041             14,880,644
                                                          -------------          -------------

Total liabilities and stockholders' equity                $  84,643,110          $  25,092,099
                                                          =============          =============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three months ended                  Six months ended
                                                                June 30,                          June 30,
                                                    ------------------------------      ----------------------------
                                                         2000             1999              2000             1999
                                                         ----             ----              ----             ----
Revenue
   Collaborative agreements                         $  2,666,037      $  1,747,589      $  5,205,608    $  2,856,181
   Collaborative agreements-related parties            1,214,932           428,149         2,545,227       1,020,792
                                                    ------------      ------------      ------------    ------------
Total revenues                                         3,880,969         2,175,738         7,750,835       3,876,973

Expenses
   Research and development                            4,376,152         3,624,690         9,240,987       7,385,123
   General and administrative                          1,232,235           537,038         2,271,105       1,096,334
                                                    ------------      ------------      ------------    ------------
Total expenses                                         5,608,387         4,161,728        11,512,092       8,481,457

Operating loss                                        (1,727,418)       (1,985,990)       (3,761,257)     (4,604,484)
Other income (expense)
   Interest income                                       913,735           112,720         1,161,424         202,935
   Interest expense                                       46,931          (149,217)          (91,108)       (261,308)
   Equity in loss of
       unconsolidated affiliate                       (1,786,033)         (203,701)       (3,583,859)       (698,325)
                                                    ------------      ------------      ------------    ------------
   Total other income (expense)                         (825,367)         (240,198)       (2,513,543)       (756,698)

Net loss                                            $ (2,552,785)     $ (2,226,188)     $ (6,274,800)   $ (5,361,182)
                                                    ============      ============      ============    ============

Net loss per share (basic and diluted)              $      (0.17)     $      (0.24)     $      (0.47)   $      (0.58)

Shares used in computing net loss per share           15,009,834         9,213,717        13,442,457       9,197,993
                                                    ============      ============      ============    ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Six months ended
                                                                              June 30,
                                                                   -----------------------------
                                                                       2000             1999
                                                                       ----             ----
Operating Activities
Net loss                                                            $ (6,274,800)    $ (5,361,182)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Depreciation and amortization                                         873,198          817,263
   Equity in loss of unconsolidated affiliate                          3,583,859          698,325
   Compensation for forgiveness of notes
      receivable-related parties                                          79,466           67,466
   Compensation related common stock and options                       1,979,147           25,620
   Expense related to warrant repricing                                        -           42,221
   Accrued interest included in convertible debt                          86,667          207,063
   Changes in operating assets and liabilities:
      Accounts receivable                                             (1,763,788)       1,304,644
      Prepaid expenses and other                                        (223,741)        (304,467)
      Other assets                                                        (6,344)           3,925
      Accounts payable                                                  (494,729)        (118,150)
      Accrued expenses                                                    94,469          (42,615)
      Deferred license revenue                                          (199,997)        (200,000)
                                                                    ------------     ------------
   Net cash used in operating activities                              (2,266,593)      (2,859,887)

Investing activities

   Additions to property, plant and equipment                           (324,140)        (608,174)
   Additions to deferred patent costs                                   (174,099)        (150,757)
   Net sales (purchases) of securities available-for-sale                201,081       (1,000,000)
   Investment in unconsolidated affiliate                            (12,015,000)               -
   Loan advances-related parties                                               -          (97,187)
                                                                    ------------     ------------
   Net cash used in investing activities                             (12,312,158)      (1,856,118)

Financing activities

   Net proceeds from sale of common and preferred stock               70,384,548        7,664,942
   Payments under loan facilities                                     (7,025,591)        (195,840)
   Borrowings under loan facilities                                    1,000,000        2,000,000
                                                                    ------------     ------------
   Net cash provided by financing activities                          64,358,957        9,469,102

Net increase in cash and cash equivalents                             49,780,206        4,753,097
Cash and cash equivalents at beginning of period                       9,749,822        6,511,512
                                                                    ------------     ------------
Cash and cash equivalents at end of period                          $ 59,530,028     $ 11,264,609
                                                                    ============     ============

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

Note 1: Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

     Certain amounts in the 1999 financial statements have been reclassified in order to conform with the 2000 presentation.

Note 2: Public Offering

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

Overview of our Business

     We are developing a new class of drugs based on engineered molecules called "ribozymes." Ribozymes are a form of ribonucleic acid that have the ability to cleave RNA, including mRNA, and thereby selectively inhibit protein production. Because many human diseases result from abnormal protein production, we believe that ribozymes are applicable to a broad range of human diseases. We are currently in clinical development and preclinical testing for three product candidates and expect to begin preclinical testing on one additional product candidate by the end of 2000.

     We are conducting a Phase I/II clinical trial for our lead product candidate, ANGIOZYME(TM), for the treatment of solid tumor cancers in collaboration with Chiron Corporation and expect to complete this trial before the end of 2000. Also, Phase I/II clinical trials for our anti-HCV ribozyme for the treatment of Hepatitis C have been initiated with Eli Lilly and Company. The current clinical trials in these programs will be completed in the fourth quarter of 2000 and the results could significantly and materially impact our business, operations and ability to raise additional capital.

     In January 2000, we announced completion of a joint venture with Elan Corporation, Medizyme Pharmaceuticals, Ltd., whereby we have licensed HERZYME(TM) and Elan has licensed its MEDIPAD(R) technology to the joint venture. HERZYME (TM) is our potential product to treat breast and other cancers. MEDIPAD(R) is a multi-day disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. Initial funding of Medizyme included $12.0 million from us and $3.0 million from Elan. Currently, we own 80.1% of Medizyme's capital stock and Elan owns 19.9%. We have estimated that funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan has provided us with a $12.0 million credit facility on a draw-down basis for us to use, if desired, to fund our portion of Medizyme operating costs over a 30 month period. The debt has a 12% rate and may ultimately be converted into our common stock at a 50% premium to the average price of our common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

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

     Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of June 30, 2000, all revenues that have been recognized are earned and no further obligations exist for such revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

     We have not been profitable since inception and have an accumulated deficit of $90.4 million as of June 30, 2000. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME(TM), the anti-HCV ribozyme, HERZYME(TM), and other product candidates advance through development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     In 1998, we transferred our target discovery and validation technology to Atugen Biotechnology AG in exchange for a substantial equity interest. We will continue our existing target discovery and validation agreements with our collaborators by subcontracting services to be performed to Atugen. We currently own 48.4% of Atugen and will record our share of any future profits. In 1999, through the recognition in the losses of Atugen, we eliminated our remaining investment in Atugen.

     Our revenues are denominated in U.S. dollars, therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

Results of Operations

Three and Six Months Ended June 30, 2000 and 1999

     Revenues. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into two categories: (i) Collaborative agreements and (ii) Collaborative agreements-related parties. Collaborative agreement revenues currently includes revenues recorded from Chiron and Lilly. Chiron revenues are related to our joint collaboration on ANGIOZYME(TM). Lilly revenues relate to our collaboration on our anti-HCV ribozyme product for the treatment of Hepatitis C. Collaborative agreements-related parties currently includes revenues recorded from Medizyme and Atugen. Collectively, collaborative revenues increased to $3.9 million and $7.8 million for the three and six months ended June 30, 2000, from $2.2 million and $3.9 million for the corresponding periods in 1999. The increase of $1.7 million for the quarter ending June 30, 2000 was primarily due to a $1.0 million milestone payment from Lilly received in June 2000 as a result of meeting a clinical development milestone with the anti-HCV ribozyme. Also, due to timing of expenses, Lilly revenues for the quarter ending June 30, 2000 increased $255,000 over the same period last year. In addition, we recorded $960,000 in revenues related to Medizyme, which in 1999 did not yet exist. Revenues from Chiron and Atugen for the quarter were down by $296,000 and $172,000, respectively, compared to the same period last year. Revenues from Chiron and Atugen are expected to fluctuate due to timing of expenses and, in Atugen's case, scaling back of business development and administrative services provided.

     The increase of $3.9 million for the six month period ending June 30, 2000 was primarily due to $1.9 million recorded from Medizyme, which did not exist in 1999 and incremental revenues of $2.4 million from Lilly recorded in 2000. The 2000 Lilly revenues include the $1.0 million milestone payment referenced above. In addition, Lilly revenues in 2000 include two quarters of revenues, while in 1999 include only one quarter of revenues because the Lilly collaboration was finalized in March 1999. Revenues recorded from Atugen have decreased to $613,000 from $1.0 million for the six month period ending June 30, 2000 from the same period ending in 1999. The decrease is due to a reduction of the management and administrative services that we provide because Atugen no longer requires the extensive services needed when it was first established in 1999.

     Expenses. Research and development expenses increased to $4.4 million and $9.2 million for the three and six months ended June 30, 2000, compared to $3.6 million and $7.4 million for the corresponding periods in 1999. The increase was due in part to approximately $261,000 and $209,000 of a non-cash, stock option compensation expense recorded for performance stock options that vested during the first and second quarters, respectively, in 2000. During the first and second quarters, a number of research and development milestones were achieved, including filing the IND and commencing Phase I for the anti-HCV ribozyme, as well as starting pre-clinical development of HERZYME(TM). Also, we were required to expense non-cash stock compensation of approximately $454,000 during the second quarter relating to our employee stock purchase plan. When employees join the Plan, stock prices are "locked in" and purchases are made every six months at the lower of the beginning or ending six month price. Accounting rules require that the difference between the market price and an option grant price, as well as purchase prices under an employee stock purchase plan, must be expensed as compensation. During the first six months of 2000, our stock price achieved considerable highs on dates when performance options vested and the purchase date occured, resulting in significant non-cash stock compensation expense. In addition, increased expenses for the first and second quarters of 2000 included approximately $280,000 and $270,000 of expenses related to increased staffing. The increase for the period ending June 30, 2000 from the same period in 1999 was also due to an increase of approximately $313,000 for clinical trial expenses related to ANGIOZYME(TM) and research expenses relating to the anti-HCV ribozyme. Other expenses have increased accordingly, due to increased staffing and the expansion of our development programs. We expect research and development expenses, including pre-clinical studies and clinical trials, to continue to increase as we expand our development programs for ANGIOZYME(TM), the anti-HCV ribozyme and HERZYME(TM).

     General and administrative expenses increased to $1.2 million and $2.3 million for the three and six months ended June 30, 2000, compared to $537,000 and $1.1 million for the corresponding periods in 1999. The increase was primarily due to approximately $461,000 and $881,000 of non-cash, stock option compensation expense recorded for performance stock options that vested during the three and six month period ending June 30, 2000, respectively. During the first and second quarters of 2000, a number of corporate milestones were accomplished, including achieving a market capitalization of $150 million or more and a number of other financial goals which were satisfied by the consummation of our agreement with Elan and the completion of our stock offering in April 2000. In addition, we were required to expense non-cash stock compensation of approximately $174,000 during the second quarter related to our Employee Stock Purchase Plan. Additional increases are the result of increased expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

     Interest income increased to $914,000 and $1.2 million for the three and six months ended June 30, 2000, respectively, compared to $113,000 and $203,000 for the corresponding periods in 1999. The increase is due to higher average balances in our cash and cash equivalents and securities available-for-sale during the six and three month periods ending June 30, 2000, as compared to the same periods in 1999. Cash balances were higher as a result of public offerings completed in both July 1999 and April 2000 that resulted in $58.0 million net proceeds and $5.0 million received in January 2000 for the sale of common stock to Elan pursuant to our collaboration with Elan. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Interest expense decreased and was income of $47,000 and expense of $91,000 for the three and six months ended June 30, 2000, compared to expense of $149,000 and $261,000, respectively, for the corresponding periods in 1999. The recorded income during the second quarter 2000 is due to our repayment of $6.9 million to Schering on a loan.

At Schering's option, the remaining balance of $997,000 was converted into 42,435 shares of our common stock in June 2000. However, interest expense is expected to increase in the future as we arrange for additional financing for operations.

     Equity in loss of unconsolidated affiliate was $1.8 million and $3.6 million for the three and six month periods ending June 30, 2000, respectively, compared to $204,000 and $698,000 for the corresponding periods in 1999. The expense in 2000 is our 80.1% share of Medizyme's first and second quarter expenses. Our ownership in the Medizyme joint venture is 80.1% and as such we are required to expense our share of their losses. Medizyme's expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $972,000 and $960,000 we invoiced in the first and second quarters, respectively, for research we conducted on HERZYME(TM). The 1999 equity in loss of unconsolidated affiliate was in connection with our initial cash investment of $2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen AG in 1998. At June 30, 1999, we owned 83.2% of Atugen's outstanding common stock and, as a result, we recorded our share of Atugen's first and second quarter net losses resulting in equity in loss of unconsolidated affiliate of $494,000 and $204,000, respectively. In 1999, we completely expensed our remaining investment in Atugen and therefore no expense related to Atugen has been recorded during 2000.

Liquidity and Capital Resources

     We have financed our operations since inception through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through June 30, 2000, we have received approximately:

 .  $29.0 million in net proceeds from private placements;
 .  $89.1 million in net proceeds from public offerings;
 . $82.1 million from our collaborations; and . $9.8 million from equipment financing.

     We had cash, cash equivalents and securities available-for-sale of $63.6 million at June 30, 2000 compared with $14.0 million at December 31, 1999. The $49.6 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $2.3 million used for operations, net of revenues of $7.8 million and $498,000 used for investments in equipment and patents, offset by:

 .  $52.7 million received in the public offering of our common stock;
 .  $17 million received in a sale of preferred and common stock to a corporate collaborator;
 .  $12.0 million invested in Medizyme;
 .  $1.0 million in net borrowings;
 .  $6.9 million used to pay off a loan;
 . $600,000 received for sales of common stock under option exercises; and . $126,000 for payments on loan facilities.

     We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment grade securities.

     Accounts receivable at June 30, 2000 was $3.8 million compared to $2.0 million at December 31, 1999. Accounts receivable at June 30, 2000 included $832,000 due from Chiron for reimbursement of

ANGIOZYME(TM) second quarter research, $1.9 million due from Medizyme for first and second quarter HERZYME(TM) research, $863,000 due from Lilly for research support for our anti-HCV ribozyme program and $164,000 due from Atugen for administrative services and patent expenses. Accounts receivable at December 31, 1999 primarily consisted of $485,000 due from Atugen for administrative services and patent expenses, $525,000 due from Eli Lilly for research support for our anti-HCV ribozyme program and $1.0 million due from Chiron for reimbursement of ANGIOZYME(TM) fourth quarter research. The outstanding receivables due from 1999 have been received in 2000.

     Total additions for property, plant and equipment for the three months ending June 30, 2000 were $324,000, most of which were financed through our existing equipment loan facility with Schering AG, described below. We anticipate future capital needs to be financed by the Schering AG loan facility for the next two years.

     In April 1997 we entered into a purchase agreement with Schering AG and Schering Berlin Venture Corporation ("SBVC"), an affiliate of Schering AG, subsequently amended, as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of common stock and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998 and 1999 and $1.0 million in February 2000. Schering AG has agreed to continue to provide loans of up to $2.0 million annually through 2001, provided that the collaboration is continued. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. In April 2000, after the completion of a public offering, we repaid $6.9 million of our outstanding borrowings from Schering AG. In June 2000, Schering AG converted our remaining balance of $997,000 into 42,435 shares of our common stock at a conversion price of $23.50. If Schering AG does not continue the collaboration, we may need to seek alternative sources of financing. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. At June 30, 2000, we had no outstanding loans from Schering AG. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and identification programs to Atugen; however, as long as our collaboration continues with Schering AG we expect to continue to borrow against the loans.

     In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. Four targets are currently subject to the exclusivity provision, including ANGIOZYME(TM). Currently, ANGIOZYME(TM) is being developed in collaboration with Chiron and we share equally all development costs and profits with Chiron. In 1999, we recorded $4.0 million in revenues due from Chiron for reimbursement of expenses incurred for the clinical development of ANGIOZYME(TM). During the first half of 2000, we recorded $2.2 million in revenues due from Chiron for ANGIOZYME(TM). We expect total 2000 expenses related to ANGIOZYME(TM) to be approximately $11.0 million, of which Chiron is expected to reimburse us approximately $5.5 million.

     In March 1999, we entered into a collaboration with Eli Lilly to conduct research, development and commercialization of our anti-HCV ribozyme for the treatment of Hepatitis C virus infection. We granted Lilly the exclusive worldwide right to develop and commercialize the anti-HCV ribozyme in return for funding of all research, development and commercialization costs for the drug. Under the terms of the agreement, we received approximately $9.2 million during 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment. In April 1999, Lilly purchased five shares of our Series L convertible preferred stock for $7.5 million. Each share of Series L convertible preferred stock is convertible into shares of our common stock based upon milestones related to the development and commercialization of the anti-HCV ribozyme. Depending on the achievement of certain milestones, each share of convertible preferred stock will either convert into $500,000 or $1.5 million of common stock valued at the average closing price over the 30 days prior to conversion. During the six month period ending June 30, 2000, we recorded $3.0 million in revenues due from Lilly, which included $1.5 million in research revenues and $1.5 million for milestone payments relating to clinical development milestones for the anti-HCV ribozyme. In 2000, we expect to receive approximately $2.9 million for research in addition to the milestone payments of $1.5 million.

     In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME(TM), our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A convertible preferred stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. Also as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. Elan has also committed to purchase an additional $5.0 million of common stock in April 2001 at a share price that is at a premium to the then market price and would also be based on the achievement of certain milestones. We have estimated that the development of HERZYME(TM) will require additional funds of up to $15 million and, therefore, Elan has made available to us a credit facility to fund our portion of Medizyme operating costs over a 30 month period. Elan may convert this debt into shares of our Series B convertible preferred stock in the future. During the period ending June 30, 2000, we recorded revenues due from Medizyme of $1.9 million for research conducted for the development of HERZYME(TM). In 2000, we expect to receive approximately $3.9 million in research revenues from Medizyme relating to our work on HERZYME(TM) development.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     In April 2000, we completed a public offering of 3,150,000 shares of our common stock for $18.00 per share that resulted in gross proceeds of $56.7 million. After underwriter fees and expenses are deducted, net proceeds are expected to be approximately $52.7 million.

     On May 1, 2000 we amended our Certificate of Incorporation to authorize 60,000,000 shares of common stock, par value $0.01, pursuant to a vote of shareholders on April 19, 2000. Our Board of Directors may issue authorized shares of common stock from time to time as it determines desirable. Additional issuances of common stock could dilute the ownership of current holders of common stock.

     Pursuant to an agreement dated April 1997 between Ribozyme Pharmaceuticals and Schering AG, Schering AG converted our outstanding borrowings of $997,206 into 42,435 shares of our common stock at a conversion price of $23.50 per share on June 19, 2000.

     On July 3, 2000, we filed a Form S-3 Registration Statement to register 2,887,945 shares of our common stock for certain of our stockholders. We will receive no proceeds from the sale of these shares by the selling stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 19, 2000, we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1. The election of seven directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

     Director                           For                        Against
     --------                           ---                        -------
     Ralph E. Christoffersen            10,311,877                 347,360
     Jeremy Curnock Cook                10,313,543                 345,694
     John Groom                         10,313,543                 345,694
     David T. Morgenthaler              10,313,443                 345,794
     Samual Saks                        10,313,543                 345,694
     Anders P. Wiklund                  10,313,543                 345,694
     David Ichikawa                     10,313,543                 345,694

2. Increase the number of authorized common shares from 20,000,000 to 60,000,000.

          Votes for                         10,017,117
          Votes Against                        623,041
          Votes Abstained                       19,079

3. To approve an increase in the number of options which may be granted under our Stock Option Plan by 750,000 from 2,017,154 to 2,767,154.

          Votes for                          5,066,527
          Votes Against                        918,240
          Votes Abstained                       35,142

4. To ratify the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2000.

          Votes for                         10,614,456
          Votes Against                         23,630
          Votes Abstained                       21,151

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)   Amended and Restated Certificate of Incorporation (1)
          3(ii)  Restated Bylaws (2)
          10.1   Letter amending Employment Agreement dated July 6, 2000 between
                 Dr. Nassim Usman and the Company.
          10.2   Letter amending Employment Agreement dated July 6, 2000 between
                 Dr. Lawrence Blatt and the Company.

          (27)   Financial Data Schedule

     (b)  Reports on Form 8-K

     We filed a report on Form 8-K dated April 14, 2000, which reported the closing of our stock offering of 3,150,000 shares of our common stock at $18.00 per share on April 11, 2000 for gross proceeds of $56.7 million.

     We filed a report on Form 8-K dated July 28, 2000, which reported the following:

  . On July 12, 2000, Ribozyme Pharmaceuticals, Inc. ("RPI"), announced results regarding opposition proceedings against one of its ribozyme patents in Europe (European Patent No. EP-B1 0291533).

  . On July 18, 2000, RPI announced two promotions in its Research and Development organization.

  . On July 20, 2000 RPI announced additional information regarding European Patent No. EP-B1 0291533.

  . On July 21, 2000, RPI announced the receipt of a $1 million milestone payment from Eli Lilly and Company.

--------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RIBOZYME PHARMACEUTICALS, INC.

Dated: August 11, 2000                /s/ RALPH E. CHRISTOFFERSEN
       ---------------                ---------------------------
                                      Ralph E. Christoffersen
                                      President and Chief
                                      Executive Officer

Dated: August 11, 2000            By: /s/ LAWRENCE E. BULLOCK
       ---------------                -----------------------
                                      Lawrence E. Bullock
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                 Exhibit Index


    Exhibit                            Exhibit
      No.                            Description
      ---                            -----------
   3(I)      Amended and Restated Certificate of Incorporation (1)
   3(ii)     Restated Bylaws (2)
   10.1      Letter amending Employment Agreement dated July 6, 2000 between Dr.
             Nassim Usman and the Company.
   10.2      Letter amending Employment Agreement dated July 6, 2000 between Dr.
             Lawrence Blatt and the Company.
   27        Financial Data Schedule

____
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.