Form 10-Q/A
period 2000-06-30
RIBOZYME PHARMACEUTICALS INC
filed 2000-11-06
CIK 892112

  =============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                  FORM 10-Q/A
                                Amendment No. 1

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

We hereby amend Items 1 and 2 and Exhibit 27, of our Quarterly Report on Form 10-Q for the period ending June 30, 2000 to read in their entirety as set forth below.

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

SIGNATURES.................................................................................................. 16

Exhibit Index............................................................................................... 17

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         RIBOZYME PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                              June 30,
                                                                2000               December 31,
                                                             (restated)                1999
                                                                ----                   ----
                                                             (unaudited)
Current assets
   Cash and cash equivalents                              $  59,530,028          $   9,749,822
   Securities available-for-sale                              4,050,476              4,250,259
   Accounts receivable                                        1,697,681              1,545,164
   Accounts receivable-related parties                        2,096,000                484,729
   Prepaid expenses and other current assets                    480,312                256,571
                                                          -------------          -------------
Total current assets                                         67,854,497             16,286,545

Property, plant and equipment at cost,
   net of accumulated depreciation                            3,317,976              3,803,906

Notes receivable-related parties                                234,284                313,750
Deferred patent costs, net                                    4,342,277              4,231,307
Investment in Medizyme                                        8,431,141                      -
Other assets                                                    462,935                456,591
                                                          -------------          -------------

Total assets                                              $  84,643,110          $  25,092,099
                                                          =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
-------------------
   Accounts payable-trade                                 $     479,580          $     974,309
   Accrued liabilities                                          720,622                626,153
   Deferred revenue, current portion-related parties            400,000                400,000
   Current portion of long-term debt                             74,863                200,455
                                                          -------------          -------------
Total current liabilities                                     1,675,065              2,200,917

Deferred revenue, long-term portion-related parties           1,000,004              1,200,001
Convertible debt-related parties                                      -              6,810,537

Stockholders' equity
--------------------
   Preferred stock                                                  120                      -
   Preferred stock issuable                                     360,450                      -
   Common stock                                                 152,851                112,633
   Additional paid-in capital                               171,226,201             98,894,100
   Deferred compensation and other                              (41,718)               (43,017)
   Accumulated deficit                                      (89,729,863)           (84,083,072)
                                                          -------------          -------------
Total stockholders' equity                                   81,968,041             14,880,644
                                                          -------------          -------------

Total liabilities and stockholders' equity                $  84,643,110          $  25,092,099
                                                          =============          =============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three months ended                  Six months ended
                                                                June 30,                          June 30,
                                                               (restated)                        (restated)
                                                    ------------------------------      ----------------------------
                                                         2000             1999              2000             1999
                                                         ----             ----              ----             ----
Revenue
   Collaborative agreements                         $  2,666,037      $  1,747,589      $  5,205,608    $  2,856,181
   Collaborative agreements-related parties            1,214,932           428,149         2,545,227       1,020,792
                                                    ------------      ------------      ------------    ------------
Total revenues                                         3,880,969         2,175,738         7,750,835       3,876,973

Expenses
   Research and development                            3,922,072         3,624,690         8,786,907       7,385,123
   General and administrative                          1,058,306           537,038         2,097,176       1,096,334
                                                    ------------      ------------      ------------    ------------
Total expenses                                         4,980,378         4,161,728        10,884,083       8,481,457

Operating loss                                        (1,099,409)       (1,985,990)       (3,133,248)     (4,604,484)
Other income (expense)
   Interest income                                       913,735           112,720         1,161,424         202,935
   Interest expense                                       46,931          (149,217)          (91,108)       (261,308)
   Equity in loss of
       unconsolidated affiliate                       (1,786,033)         (203,701)       (3,583,859)       (698,325)
                                                    ------------      ------------      ------------    ------------
   Total other income (expense)                         (825,367)         (240,198)       (2,513,543)       (756,698)

Net loss                                            $ (1,924,776)     $ (2,226,188)     $ (5,646,791)   $ (5,361,182)
                                                    ============      ============      ============    ============

Net loss per share (basic and diluted)              $      (0.13)     $      (0.24)     $      (0.42)   $      (0.58)

Shares used in computing net loss per share           15,009,834         9,213,717        13,442,457       9,197,993
                                                    ============      ============      ============    ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Six months ended
                                                                              June 30,
                                                                   -----------------------------
                                                                       2000
                                                                    (restated)          1999
                                                                       ----             ----
Operating Activities
Net loss                                                            $ (5,646,791)    $ (5,361,182)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Depreciation and amortization                                         873,198          817,263
   Equity in loss of unconsolidated affiliate                          3,583,859          698,325
   Compensation for forgiveness of notes
      receivable-related parties                                          79,466           67,466
   Compensation related common stock and options                       1,351,138           25,620
   Expense related to warrant repricing                                        -           42,221
   Accrued interest included in convertible debt                          86,667          207,063
   Changes in operating assets and liabilities:
      Accounts receivable                                             (1,763,788)       1,304,644
      Prepaid expenses and other                                        (223,741)        (304,467)
      Other assets                                                        (6,344)           3,925
      Accounts payable                                                  (494,729)        (118,150)
      Accrued expenses                                                    94,469          (42,615)
      Deferred license revenue                                          (199,997)        (200,000)
                                                                    ------------     ------------
   Net cash used in operating activities                              (2,266,593)      (2,859,887)

Investing activities

   Additions to property, plant and equipment                           (324,140)        (608,174)
   Additions to deferred patent costs                                   (174,099)        (150,757)
   Net sales (purchases) of securities available-for-sale                201,081       (1,000,000)
   Investment in unconsolidated affiliate                            (12,015,000)               -
   Loan advances-related parties                                               -          (97,187)
                                                                    ------------     ------------
   Net cash used in investing activities                             (12,312,158)      (1,856,118)

Financing activities

   Net proceeds from sale of common and preferred stock               70,384,548        7,664,942
   Payments under loan facilities                                     (7,025,591)        (195,840)
   Borrowings under loan facilities                                    1,000,000        2,000,000
                                                                    ------------     ------------
   Net cash provided by financing activities                          64,358,957        9,469,102

Net increase in cash and cash equivalents                             49,780,206        4,753,097
Cash and cash equivalents at beginning of period                       9,749,822        6,511,512
                                                                    ------------     ------------
Cash and cash equivalents at end of period                          $ 59,530,028     $ 11,264,609
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


Note 3: Restatement

The Company has previously accounted for its Employee Stock Purchase Plan (the Purchase Plan) as compensatory for financial reporting purposes. However, the Purchase Plan does qualify for non compensatory treatment under Section 423 of the Internal Revenue Code. During the third quarter of 2000, the Company's management determined that its policy was not in compliance with existing authoritative guidance as promulgated under Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees (APB 25) and the recently issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25 (FIN 44). As a result, the Company's quarterly financial statements as of and for the three and six month periods ended June 30, 2000 have been restated to comply with this guidance. The effect of the restatement resulted in a reduction of recorded stock compensation expense of $628,000 for the three and six month periods ending June 30, 2000. The effect of the Company's previous accounting treatment on periods prior to the June 30, 2000 quarter is immaterial, and thus, these periods have not been restated.

The accompanying balance sheet, statement of operations, and statement of cash flows have been restated to reflect these adjustments. The following summarizes key financial statement items that were affected by the restatement (all amounts in thousands):

                                             As Originally        As
                                               Reported         Restated
                                            ------------------------------
As of June 30, 2000
Stockholders' equity:
Additional paid-in capital                  $        171,854    $  171,226
Accumulated deficit                                  (90,358)      (89,730)
Other stockholders' equity                               472           472
                                            ------------------------------
Total stockholders' equity                  $         81,968    $   81,968
                                            ==============================

For the three months ended June 30, 2000
Research and development expenses           $          4,376    $    3,922
General and administrative expenses         $          1,232    $    1,058
Net loss                                    $         (2,553)   $   (1,925)
Net loss per share (basic and diluted)      $          (0.17)   $    (0.13)

For the six months ended June 30, 2000
Research and development expenses           $          9,241    $    8,787
General and administrative expenses         $          2,271    $    2,097
Net loss                                    $         (6,275)   $   (5,647)
Net loss per share (basic and diluted)      $          (0.47)   $    (0.42)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

     Statements in this Form 10-Q/A, which are not strictly historical, are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in our operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in our 10-K for the year ended December 31, 1999 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from us.

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

     We have not been profitable since inception and have an accumulated deficit of $89.7 million as of June 30, 2000. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME(TM), the anti-HCV ribozyme, HERZYME(TM), and other product candidates advance through development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

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

     Expenses. Research and development expenses increased to $3.9 million and $8.8 million for the three and six months ended June 30, 2000, compared to $3.6 million and $7.4 million for the corresponding periods in 1999. The increase was due in part to approximately $261,000 and $209,000 of a non-cash, stock option compensation expense recorded for performance stock options that vested during the first and second quarters, respectively, in 2000. During the first and second quarters, a number of research and development milestones were achieved, including filing the IND and commencing Phase I for the anti-HCV ribozyme, as well as starting pre-clinical development of HERZYME(TM). Accounting rules require that the difference between the market price and an option grant price must be expensed as compensation. During the first six months of 2000, our stock price achieved considerable highs on dates when performance options vested, resulting in significant non-cash stock compensation expense. In addition, increased expenses for the first and second quarters of 2000 included approximately $280,000 and $270,000 of expenses related to increased staffing. The increase for the period ending June 30, 2000 from the same period in 1999 was also due to an increase of approximately $313,000 for clinical trial expenses related to ANGIOZYME(TM) and research expenses relating to the anti-HCV ribozyme. Other expenses have increased accordingly, due to increased staffing and the expansion of our development programs. We expect research and development expenses, including pre-clinical studies and clinical trials, to continue to increase as we expand our development programs for ANGIOZYME(TM), the anti-HCV ribozyme and HERZYME(TM).

     General and administrative expenses increased to $1.1 million and $2.1 million for the three and six months ended June 30, 2000, compared to $537,000 and $1.1 million for the corresponding periods in 1999. The increase was primarily due to approximately $461,000 and $881,000 of non-cash, stock option compensation expense recorded for performance stock options that vested during the three and six month period ending June 30, 2000, respectively. During the first and second quarters of 2000, a number of corporate milestones were accomplished, including achieving a market capitalization of $150 million or more and a number of other financial goals which were satisfied by the consummation of our agreement with Elan and the completion of our stock offering in April 2000. Additional increases are the result of increased expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

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

                                   RIBOZYME PHARMACEUTICALS, INC.

Dated: November 3, 2000               /s/ RALPH E. CHRISTOFFERSEN
       ----------------               ---------------------------
                                      Ralph E. Christoffersen
                                      President and Chief
                                      Executive Officer

Dated: November 3, 2000           By: /s/ LAWRENCE E. BULLOCK
       ----------------               -----------------------
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