Form 10-Q
period 2000-09-30
RIBOZYME PHARMACEUTICALS INC
filed 2000-11-14
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      or

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

Yes  X     No
   -----     ----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 8, 2000 was 15,334,501.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2000 (unaudited) and
         December 31, 1999................................................    3

         Condensed Statements of Operations - Three and Nine Months Ended
         September 30, 2000 and 1999 (unaudited)..........................    4

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 2000 and 1999 (unaudited)..........................    5

         Notes to Condensed Financial Statements (unaudited)..............    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   14

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................   14

Item 6.  Exhibits and Reports on Form 8-K.................................   14

SIGNATURES................................................................   15

Exhibit Index.............................................................   16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS



                 ASSETS
                 ------
                                                        September 30,  December 31,
                                                            2000           1999
                                                        ------------   ------------
                                                        (unaudited)
Current assets
--------------
 Cash and cash equivalents                              $ 36,540,545   $  9,749,822
 Securities available-for-sale                            25,685,126      4,250,259
 Accounts receivable                                       2,051,630      1,545,164
 Accounts receivable-related parties                       2,383,464        484,729
 Prepaid expenses and other current assets                   415,678        256,571
                                                        ------------   ------------
Total current assets                                      67,076,443     16,286,545

Property, plant and equipment at cost,
 net of accumulated depreciation                           3,238,900      3,803,906

Notes receivable-related parties                             226,750        313,750
Deferred patent costs, net                                 4,542,500      4,231,307
Investment in joint venture, Medizyme                      7,258,689
Other assets                                                 536,210        456,591
                                                        ------------   ------------

Total assets                                            $ 82,879,492   $ 25,092,099
                                                        ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities
-------------------
 Accounts payable-trade                                 $  1,412,444   $    974,309
 Accrued liabilities                                         814,631        626,153
 Deferred revenue, current portion-related parties           400,000        400,000
 Current portion of long-term debt                            56,478        200,455
                                                        ------------   ------------
Total current liabilities                                  2,683,553      2,200,917

Deferred revenue, long-term portion-related parties          900,004      1,200,001
Convertible debt-related parties                           1,171,740      6,810,537

Stockholders' equity
--------------------
 Preferred stock                                                 120
 Preferred stock issuable                                    540,675
 Common stock                                                153,038        112,633
 Additional paid-in capital                              171,165,434     98,894,100
 Deferred compensation and other                             (45,341)       (43,017)
 Accumulated deficit                                     (93,689,731)   (84,083,072)
                                                        ------------   ------------
Total stockholders' equity                                78,124,195     14,880,644
                                                        ------------   ------------

Total liabilities and stockholders' equity              $ 82,879,492   $ 25,092,099
                                                        ============   ============



See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                 Three months ended           Nine months ended
                                                   September 30,                September 30,
                                             --------------------------  ---------------------------
                                                 2000          1999           2000          1999
                                             -----------   -----------   ------------   -----------
Revenue
 Collaborative agreements                    $ 1,989,864   $ 1,458,053   $  7,195,472   $ 4,314,234
 Collaborative agreements-joint venture        2,147,637             -      4,079,641             -
 Collaborative agreements-related parties        293,916       348,796        907,139     1,369,588
                                             -----------   -----------   ------------   -----------
Total revenues                                 4,431,417     1,806,849     12,182,252     5,683,822

Expenses
 Research and development                      5,963,985     3,782,369     14,750,892    11,167,492
 General and administrative                      679,410       484,552      2,776,586     1,580,887
                                             -----------   -----------   ------------   -----------
Total expenses                                 6,643,395     4,266,921     17,527,478    12,748,379

Operating loss                                (2,211,978)   (2,460,072)    (5,345,226)   (7,064,557)

Other income (expense)
 Interest income                               1,034,183       201,755      2,195,607       404,690
 Interest expense                                 (2,954)     (144,964)       (94,062)     (406,272)
 Other income                                      4,000             -          4,000             -
 Equity in loss of
    unconsolidated affiliates                 (2,783,119)     (161,891)    (6,366,978)     (860,216)
                                             -----------   -----------   ------------   -----------
 Total other income (expense)                 (1,747,890)     (105,100)    (4,261,433)     (861,798)

Net loss                                      (3,959,868)   (2,565,172)    (9,606,659)   (7,926,355)
                                             -----------   -----------   ------------   -----------

Dividends on preferred stock                     180,225             -         540,675            -

Net loss applicable to common stock          $(4,140,093)  $(2,565,172)  $(10,147,334)  $(7,926,355)
                                             ===========   ===========   ============   ===========

Net loss per share (basic and diluted)       $     (0.27)  $     (0.23)  $      (0.72)  $     (0.81)

Shares used in computing
net loss per share                            15,289,023    10,975,113     14,062,472     9,796,876
                                             ===========   ===========   ============   ===========

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine months ended
                                                   September 30,
                                           ----------------------------
                                                2000           1999
                                           ------------    -----------
Operating Activities
Net loss                                   $ (9,606,659)   $(7,926,355)
 Adjustments to reconcile net loss to
  net cash used in operating
    activities:
 Depreciation and amortization                1,305,065      1,228,906
 Equity in loss of unconsolidated
  affiliate                                   6,366,978        860,216
 Compensation for forgiveness of notes
  receivable-related parties                    124,466        100,466
 Compensation related common  stock and
  options                                     1,398,638         25,620
 Expense related to warrant repricing                           42,221
 Accrued interest included in
  convertible debt                               86,667        334,046
 Changes in operating assets and
  liabilities:
   Accounts receivable                       (2,405,201)       676,120
   Prepaid expenses and other                  (196,573)       (95,247)
   Other assets                                 (79,619)         3,925
   Accounts payable                             438,135         80,795
   Accrued expenses                             188,478        130,404
   Deferred license revenue                    (299,997)      (300,000)
                                           ------------    -----------
 Net cash used in operating activities       (2,679,622)    (4,838,883)

Investing activities
 Additions to property, plant and
  equipment                                    (647,395)      (907,672)
 Additions to deferred patent costs            (403,855)      (238,448)
 Net purchases of securities
  available-for-sale                        (21,437,193)    (2,910,387)
 Purchase of Innovir patents                          -        (28,200)
 Investment in unconsolidated affiliate     (13,625,667)
 Loan repayments-related parties                      -         33,000
 Loan advances-related parties                        -       (262,187)
                                           ------------    -----------
 Net cash used in investing activities      (36,114,110)    (4,313,894)

Financing activities
 Net proceeds from sale of common and
  preferred stock                            70,456,692     13,049,121
 Payments under loan facilities              (7,043,977)      (347,865)
 Borrowings under loan facilities             2,171,740      2,000,000
                                           ------------    -----------
 Net cash provided by financing
  activities                                 65,584,455     14,701,256

Net increase in cash and cash
 equivalents                                 26,790,723      5,548,479
Cash and cash equivalents at beginning
 of period                                    9,749,822      6,511,512
                                           ------------    -----------
Cash and cash equivalents at end of
 period                                    $ 36,540,545    $12,059,991
                                           ============    ===========

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

Note 1: Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

    Certain amounts in the 1999 financial statements have been reclassified in order to conform with the 2000 presentation.


Note 2: HEPTAZYME(TM) Repurchase

    On September 28, 2000, we entered into an agreement with Eli Lilly and Company ("Lilly") to repurchase rights to HEPTAZYME(TM), our Anti-Hepatitis C ribozyme. Lilly had directed the clinical trials for HEPTAZYME(TM) to date under a licensing agreement. According to the repurchase agreement, we renegotiated the global rights to HEPTAZYME(TM) and will direct all subsequent clinical trials. The Phase II clinical trial is expected to begin in the first half of 2001.

    The renegotiated agreement with Lilly includes the following terms:

    . Lilly agreed that all rights to HEPTAZYME(TM) licensed under the agreement revert back to us and that Lilly will transfer to us all material, data, information and regulatory documentation, including the HEPTAZYME(TM) IND, reasonably required for us to continue clinical development of HEPTAZYME(TM).

    . We agreed to continue the development of HEPTAZYME(TM) to demonstrate efficacy in the treatment of chronic Hepatitis C infection.
    . Lilly will pay us a termination fee of approximately $2.8 million based upon our spending to date on HEPTAZYME(TM).
    .  We will pay Lilly a royalty on future net sales of HEPTAZYME(TM).
    . We will pay Lilly a one time milestone if we close an agreement or agreements for development or marketing rights to HEPTAZYME(TM) with a third party or if we file an NDA for HEPTAZYME(TM), whichever comes first.
    . Lilly will convert each one of the outstanding five (5) shares of our Series L Preferred shares into $1,500,000 of common stock upon the termination date of the Agreement. The termination date of the Agreement will be December 28, 2000. In addition, we will issue to Lilly $3,000,000 in our common stock based on the closing price of our stock on December 28, 2000, as payment for Lilly efforts in generating and providing data.

Note 3: Joint Venture, Medizyme

In January 2000, we announced completion of a joint venture with Elan Corporation, Medizyme Pharmaceuticals, Ltd., whereby we have licensed HERZYME(TM) and Elan has licensed its MEDIPAD(R) technology to the joint venture. HERZYME(TM) is our potential product to treat breast and other cancers. MEDIPAD(R) is a multi-day disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. We expect to file an IND for HERZYME(TM) in early 2001. Initial funding of Medizyme included $12.0 million from us and $3.0 million from Elan. We have estimated that funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan has provided us with a $12.0 million credit facility on a draw-down basis for us to use, if desired, to fund our portion of Medizyme operating costs over a 30-month period. The debt carries a 12% rate and may ultimately be converted into our common stock at a 50% premium to the average price of our common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

    While we own 80.1% of the outstanding stock of Medizyme, Elan and its subsidaries have retained significant minority investor rights that are considered "participating rights", therefore we account for our investment in Medizyme under the equity method of accounting. During the nine-month period ended September 30, 2000, we recognized $4,079,641 in contract revenues for research and development activities performed for Medizyme. This amount is included in Collaborative agreements-joint venture for the related periods.

    The results of operations of Medizyme for the nine-month period ended September 30, 2000 is as follows (in thousands):





                                     Nine months ended
                                     September 30, 2000
                                     ------------------
          Revenue                    $               --
          Research and development                4,199
          License fee                             3,750
          General and
           administrative                            22
                                     ------------------
          Net loss                   $            7,971

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

    Statements in this Form 10-Q, which are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in our operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in our Form S-3 registration statement which was filed with the U.S. Securities and Exchange Commission on November 6, 2000 (File No. 33-49400), a copy of which is available from us upon request.

Overview of our Business

    We are developing a new class of drugs based on engineered molecules called "ribozymes." Ribozymes are a form of ribonucleic acid that have the ability to cleave RNA, including mRNA, and thereby selectively inhibit protein production. Because many human diseases result from abnormal protein production, we believe that ribozymes are applicable to a broad range of human diseases. We are currently in clinical development and preclinical testing for four product candidates.

    We recently completed a Phase I/II clinical trial for our lead product candidate, ANGIOZYME(TM), for the treatment of solid tumor cancers in collaboration with Chiron Corporation and expect to initiate five separate Phase II trials over the next few months in the following indications: breast, lung, melanoma, renal, and colon cancer. Also, a Phase I/II clinical trial for HEPTAZYME(TM), our ribozyme for the treatment of Hepatitis C, has recently been completed. We expect to start a multi-center Phase II trial by the middle of 2001. The current clinical trials in these programs are expected to be completed in the middle of 2002 and the results could significantly and materially impact our business, operations and ability to raise additional capital.

    To date, we have committed substantially all of our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate any in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

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

    Our revenue has consisted primarily of research revenue payments from our collaborators and our joint venture partners. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of September 30, 2000, all revenues that have been recognized are earned and no further obligations exist for such revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

    We have not been profitable since inception and have an accumulated deficit of $93.7 million as of September 30, 2000. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME(TM), HEPTAZYME(TM), HERZYME(TM), and other product candidates advance through development. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

    In 1998, we transferred our target discovery and validation technology to Atugen AG in exchange for a substantial equity interest. We will continue our existing target discovery and validation agreements with our collaborators by subcontracting services to be performed to Atugen. We currently own 32% of Atugen and will record our share of any future profits. In 1999, through the recognition in the losses of Atugen, we eliminated our remaining investment in Atugen.

    Our revenues are denominated in U.S. dollars; therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

Results of Operations

Three and Nine Months Ended September 30, 2000 and 1999

    Revenues. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint ventures, and (iii) Collaborative agreements-related parties. Collaborative agreement revenues for the three- and nine-month period reported includes revenues recorded from Chiron and Lilly. Chiron revenues are related to our joint collaboration on ANGIOZYME(TM) and Lilly revenues are related to our collaboration on HEPTAZYME(TM). Collaborative agreements-related parties currently includes revenues recorded related to our affiliate Atugen and Collaborative agreements-joint ventures includes revenues recorded from Medizyme, our joint venture with Elan on the development of HERZYME(TM). Collectively, collaborative revenues increased to $4.4 million and $12.2 million for the three and nine months ended September 30, 2000, respectively, from $1.8 million and $5.7 million for the corresponding periods in 1999. The increase of $2.6 million for the quarter ended September 30, 2000 was primarily due to $2.1 million of revenues recorded from Medizyme, which did not exist in 1999. In addition, revenues increased

$532,000 from Chiron and Lilly due to clinical efforts related to ANGIOZYME(TM) and HEPTAZYME(TM). Revenues from Atugen for the quarter were down by $55,000 compared to the same period last year due the scaling back of business development and administrative services provided.

    The increase of $6.5 million for the nine-month period ended September 30, 2000 was primarily due to $4.1 million recorded from Medizyme, which did not exist in 1999, and incremental revenues from Lilly recorded in 2000. The 2000 Lilly revenues include a $1.0 million milestone payment from Lilly received in June 2000 as a result of meeting a clinical development milestone for HEPTAZYME(TM). In addition, Lilly revenues in 2000 include three quarters of revenues, while in 1999 include only two quarters of revenues because the Lilly collaboration was finalized in March 1999. Revenues recorded from Atugen have decreased to $907,000 from $1.4 million for the nine-month period ending September 30, 2000 from the same period ending in 1999. The decrease is due to a reduction of the management and administrative services that we provide because Atugen no longer requires the extensive services needed when it was first established in 1999.

    Expenses. Research and development expenses increased to $6.0 million and $14.8 million for the three and nine months ended September 30, 2000, respectively, compared to $3.8 million and $11.2 million for the corresponding periods in 1999. The increase is due to the cost of manufacturing, preclinical and clinical activities to support our drugs in clinical trials. We expect research and development expenses, including pre-clinical studies and clinical trials, to continue to increase as we expand our development programs for ANGIOZYME(TM), HEPTAZYME(TM) and HERZYME(TM).

    General and administrative expenses increased to $679,000 and $2.8 million for the three and nine months ended September 30, 2000, respectively, compared to $485,000 and $1.6 million for the corresponding periods in 1999. The increase for the quarter is due to adding additional administrative staff to support expanding infrastructure related to drug manufacture and clinical trials. The increase for the nine months ended September 30, 2000 was primarily due to approximately $1.3 million of non-cash, stock option compensation expense recorded for performance stock options that vested during the first six months of 2000. During the first and second quarters of 2000, a number of corporate milestones were accomplished, including achieving a market capitalization of $150 million or more and a number of other financial goals which were satisfied by the consummation of our agreement with Elan and the completion of our stock offering in April 2000. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

    Interest income increased to $1.0 million and $2.2 million for the three and nine months ended September 30, 2000, respectively, compared to $202,000 and $405,000 for the corresponding periods in 1999. The increase is due to higher average balances in our cash and cash equivalents and securities available-for-sale during the three- and nine-month periods ending September 30, 2000, as compared to the same periods in 1999. Cash balances were higher as a result of public offerings completed in both July 1999 and April 2000 that resulted in $58.0 million net proceeds and $5.0 million received in January 2000 for the sale of common stock to Elan pursuant to our collaboration with Elan. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

    Interest expense decreased to $3,000 and $94,000, respectively, for the three and nine months ended September 30, 2000, compared to $145,000 and $406,000, respectively, for the corresponding periods in 1999. The decrease is due to our repayment of $6.9 million on a debt facility from Schering AG with proceeds from our 2000 public offering. The remaining balance of $997,000 was converted into 42,435 shares of our common stock in June 2000. Interest expense is expected to increase in the future as we arrange for additional financing for operations.

    Equity in loss of unconsolidated affiliates was $2.8 million and $6.4 million for the three- and nine-month periods ended September 30, 2000, respectively, compared to $162,000 and $860,000 for the corresponding periods in 1999. The expense in 2000 is our 80.1% share of Medizyme's recorded loss. Our ownership in the Medizyme joint venture is 80.1% and as such we are required to expense our share of their losses. Medizyme's expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $2.1 million and $4.1 million we invoiced for the three and nine months ended September 30, 2000, respectively, for research we conducted on HERZYME(TM). The 1999 equity in loss of unconsolidated affiliate was in connection with our initial cash investment of $2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen AG in 1998. At September 30, 1999, we owned 83.2% of Atugen's outstanding common stock and as a result we recorded our share of Atugen's net losses for the three- and nine-month periods resulting in equity in loss of unconsolidated affiliate of $162,000 and $860,000, respectively. During 1999, we completely expensed our remaining investment in Atugen and therefore no expense related to Atugen has been recorded during 2000.

Liquidity and Capital Resources

    We have financed our operations since inception through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through September 30, 2000, we have received approximately:

 .   $29.0  million in net proceeds from private placements;
 .   $89.1 million in net proceeds from public offerings;
 .   $86.5 million from our collaborations; and
 .   $9.8 million from equipment financing.

    We had cash, cash equivalents and securities available-for-sale of $62.2 million at September 30, 2000 compared with $14.0 million at December 31, 1999. The $48.2 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $2.7 million used for operations, net of revenues of $12.2 million and $1.1 million used for investments in equipment and patents, offset by:

 .   $52.7 million received in the public offering of our common stock;
 .   $17.0 million received in a sale of preferred and common stock to a corporate collaborator;
 .   $13.6 million invested in Medizyme;
 .   $2.2 million in net borrowings;
 .   $6.9 million used to pay off convertible debt;
 .   $600,000 received for exercise of stock options; and
 .   $144,000 for payments on loan facilities.

    We invest our cash, cash equivalents and securities available-for-sale in interest bearing, investment grade securities.

    Accounts receivable at September 30, 2000 was $4.4 million compared to $2.0 million at December 31, 1999. Accounts receivable at September 30, 2000 included $1.3 million due from Chiron for reimbursement of ANGIOZYME(TM) third quarter research, $2.1 million due from Medizyme for third quarter HERZYME(TM) research, $791,000 due from Lilly for research support for the HEPTAZYME(TM) program and $236,000 due from Atugen for administrative services and patent expenses. The outstanding receivables due from December 31, 1999 have been received in 2000.

    Total additions for property, plant and equipment for the three months ending September 30, 2000 were $647,000, most of which were financed through our existing equipment loan facility with Schering AG, described below. We anticipate future capital needs to be financed by the Schering AG loan facility through 2001.

    In April 1997 we entered into a purchase agreement with Schering AG and Schering Berlin Venture Corporation ("SBVC"), an affiliate of Schering AG, subsequently amended, as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998 and 1999 and $1.0 million in February 2000 and an additional $1.0 million in October 2000. Schering AG has agreed to continue to provide loans of up to $2.0 million annually through 2001, provided that the collaboration is continued. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. In April 2000, after the completion of a public offering, we repaid $6.9 million of our outstanding borrowings from Schering AG. In June 2000, Schering AG converted the remaining balance of $997,000 into 42,435 shares of our common stock at a conversion price of $23.50. If Schering AG does not continue the collaboration, we may need to seek alternative sources of financing. Amounts not used in any calendar year may be carried forward to future years. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. At September 30, 2000, we had no outstanding loans from Schering AG. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and identification programs to Atugen; however, as long as our collaboration continues with Schering AG we expect to continue to borrow against the loans.

    In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. Four targets are currently subject to the exclusivity provision, including ANGIOZYME(TM). Currently, ANGIOZYME(TM) is being developed in collaboration with Chiron and we share equally all development costs and profits with Chiron. In 1999, we recorded $4.0 million in revenues from Chiron for reimbursement of expenses incurred for the clinical development of ANGIOZYME(TM).

    In March 1999, we entered into a collaboration with Eli Lilly to conduct research, development and commercialization of HEPTAZYME(TM), our anti-HCV ribozyme for the treatment of Hepatitis C virus infection. We granted Lilly the exclusive worldwide right to develop and commercialize HEPTAZYME(TM) in return for funding of all research, development and commercialization costs for the drug. Under the terms of the agreement, we received approximately $9.2 million during 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment. In April 1999, Lilly purchased five shares of our Series L convertible preferred stock for $7.5 million. On September 28, 2000, we entered into an agreement with Lilly to repurchase rights to HEPTAZYME(TM). Lilly had directed the clinical trials for HEPTAZYME(TM) to date under the licensing agreement; however, according to the repurchase agreement, we renegotiated the global rights to HEPTAZYME(TM) and will direct all subsequent clinical trials. According to the repurchase agreement, Lilly will convert each share of Series L Preferred shares into $1,500,000 of common stock on December 28, 2000 at an average price of the 30 previous trading days. In addition, we will issue to Lilly $3,000,000 of our common stock based on the closing price of our common stock on December 28, 2000, as payment for Lilly efforts in generating and providing clinical trial data. In addition, Lilly will continue to pay research fees related to HEPTAZYME(TM) for the fourth quarter and pay us a termination fee of $2.8 million in December 2000.

    In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME(TM), our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A convertible preferred stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. Also as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. Elan has also committed to purchase an additional $5.0 million of common stock in April 2001 at a share price that is at a premium to the then market price and would also be based on the achievement of certain milestones. We have estimated that the development of HERZYME(TM) will require additional funds of up to $15 million and, therefore, Elan has made available to us a credit facility to fund our portion of Medizyme operating costs over a 30 month period. At the end of September 2000, we utilized the credit facility and borrowed $1.2 million. Elan may convert this debt into shares of our Series B convertible preferred stock in the future.

    In April 2000, we completed a public offering of 3,150,000 shares of our common stock that resulted in gross proceeds of $56.7 million. After deducting underwriter fees and expenses, net proceeds were $52.6 million. In April 2000 we repaid $6.9 million of our outstanding borrowings from Schering AG with proceeds from this offering.

    We anticipate that our existing financial resources and expected revenues from our collaborations, should be sufficient to meet our anticipated operating and capital requirements through mid-2002. We expect to incur substantial additional costs, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On November 6, 2000, we filed a Form S-3 Registration Statement (File number 33-49400) to register 3,000,000 shares of our common stock. This registration statement has not yet been declared effective. Upon the issuance of these shares the ownership of current shareholders will be diluted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)
          3(ii)    Restated Bylaws (2)
          (27)     Financial Data Schedule

    (b)  Reports on Form 8-K

    We filed a report on Form 8-K dated October 10, 2000, reporting the Repurchase of Ribozyme Product Agreement dated September 28, 2000, between the Company and Eli Lilly Corporation

    We filed a report on Form 8-K dated July 28, 2000, which reported the following press releases:

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

 .   On July 18, 2000, RPI announced two promotions in its Research and
    Development organization.

 .   On July 20, 2000 RPI announced additional information regarding European
    Patent No. EP-B1 0291533.

 .   On July 21, 2000, RPI announced the receipt of a $1 million milestone payment from partner Eli Lilly and Company.

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

                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:    November 13, 2000   By   /s/ RALPH E. CHRISTOFFERSEN
          -----------------        ---------------------------
                                   Ralph E. Christoffersen
                                   President and Chief
                                   Executive Officer

Dated:    November 13, 2000   By:  /s/ LAWRENCE E. BULLOCK
          -----------------        ---------------------------
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