Form 10-K
period 2000-12-31
RIBOZYME PHARMACEUTICALS INC
filed 2001-03-30
CIK 892112

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

Yes  [X]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 23, 2001, was approximately $88,971,156.

As of March 23, 2001, the registrant had 16,294,655 shares of common stock, Par value $.01 per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's definitive Proxy Statement which will be filed on or before April 30, 2001 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 17, 2001 is incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                      -------
                                                 PART I
Item 1       Business                                                                                                       3

Item 2.      Properties                                                                                                    12

Item 3.      Legal Proceedings                                                                                             12

Item 4.      Submission of Matters to a Vote of Security Holders                                                           12

                                                 PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                                         13

Item 6.      Selected Financial Data                                                                                       14

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                         15

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                                    19

Item 8.      Financial Statements and Supplementary Data                                                                   20

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                          20

                                                 PART III

Item 10.     Directors and Executive Officers of Registrant                                                                21

Item 11.     Executive Compensation                                                                                        23

Item 12      Security Ownership of Certain Beneficial Owners and Management. Changes in Control                            23

Item 13.     Certain Relationships and Related Transactions                                                                23

                                                 PART IV

Item 14.     Exhibits, Financial Statements and Reports on Form 8-K                                                        24

ANGIOZYME(TM), HEPTAZYME(TM), HERZYME(TM) and HepBzyme(TM) are trademarks of Ribozyme Pharmaceuticals, Inc.

                                   BUSINESS

An overview of our company

     We are developing a new class of drugs based on "ribozymes." Ribozymes are engineered molecules that have the ability to cleave RNA, including mRNA and viral RNA, thereby selectively inhibit protein production and viral replication. Because many human diseases result from abnormal protein production or viral replication, ribozymes are expected to be useful in developing pharmaceutical candidates for a broad range of human diseases.

     We are currently in clinical development and preclinical testing for the following four product candidates:

     . ANGIOZYME, for the treatment of solid tumor cancers, which is being developed in collaboration with Chiron Corporation. We initiated Phase II clinical trials for ANGIOZYME in the first quarter of 2001.

     . HEPTAZYME, for the treatment of chronic Hepatitis C being developed solely by us. We expect to initiate a Phase II clinical trial for HEPTAZYME in the third quarter of 2001.

     . HERZYME, for the treatment of breast and other cancers, which is being developed trials in collaboration with Elan Corporation plc and its affiliates. We recently filed an IND for HERZYME in Canada and we expect to begin Phase I clinical trials in 2001.

     . HepBzyme, for the treatment of Hepatitis B, which is in preclinical testing. We expect to file an IND for HepBzyme in 2001.

     We have also used ribozymes for target discovery and validation, the process by which the life science industry identifies genes that cause or contribute to human disease. In 1998, we decided to focus on the therapeutic potential of ribozymes and transferred our target discovery and validation technology to a newly-formed German company, Atugen, for a significant equity interest in Atugen. Currently, we own a 31.6% interest in Atugen.


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

     Production of proteins from genes, called "protein expression," generally involves two steps. First, the information from the DNA sequence of the gene is "transcribed" to mRNA. The second step involves "translation" of the mRNA and its information into a protein. The process by which genetic information is "expressed" in the form of a protein is highly selective; production of a particular protein generally requires its own specific DNA sequence which leads to a corresponding mRNA sequence. Blocking a gene's function, and hence the production of its associated proteins, is an increasingly vital tool in diagnosing and treating human disease.


Our ribozyme technology

     Our approach to drug discovery and development begins by either identifying a gene in humans causing or contributing to disease or identifying an essential gene in a disease-causing infectious agent. We analyze the nucleotide sequence of the mRNA corresponding to the target gene and create a complementary ribozyme nucleotide sequence.

     A ribozyme is a sequence of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA and viral RNA. Ribozymes act as "molecular scissors" by cutting RNA molecules into two ineffective strands, thereby preventing protein production. Each ribozyme destroys only a specifically targeted RNA sequence, thereby minimizing the risk of unwanted side effects. Since ribozymes can be applied to any RNA in principle, we have the potential to develop ribozymes as an entirely new class of therapeutic agents having broad applicability.

     In addition, ribozymes can be used to identify gene function and to validate the disease contributing function of a specific gene. In this way, ribozymes can be used to assist in the identification of new drug candidates. Our ribozyme technology is an important bridge between the growing knowledge regarding gene function and its contribution to the treatment or prevention of human diseases.

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

     Stability. To be useful as a treatment, a ribozyme must remain stable in human serum and cells long enough to destroy the targeted RNA and ideally long enough for each ribozyme molecule to destroy several RNA molecules. Unmodified ribozymes are stable and fully active in human serum for only a few seconds. We have successfully produced chemically-modified ribozymes that are stable and fully active in human serum for more than 10 days. We believe this level of stability will be sufficient for ribozymes to be effective drugs.

     Selectivity. Based on third-party studies and our internal work, we believe that a ribozyme with a binding region of approximately 15 nucleotides is optimal. A binding region of this length is expected to match, on a statistical basis, only one specific RNA sequence in the coding region of entire human genome. Since the ribozyme should interact only with the target RNA, it should not affect other genes' functions and, therefore, should not have significant side effects when used as a drug. The high degree of selectivity of ribozymes has been demonstrated both by us and by third parties, including our collaborators.

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

     Safety. We have completed single and multiple dose animal safety studies with several ribozymes that have confirmed the ribozymes' lack of toxicity. For example, both ANGIOZYME and HEPTAZYME have shown a lack of toxicity in rodents and monkeys. As a result, the FDA allowed initial human clinical trials to be carried out in healthy volunteers. A Phase Ia trial in healthy volunteers and a Phase I/II trial in cancer patients have now been completed and ANGIOZYME and HEPTAZYME have each shown an excellent safety and tolerability profile.

     Effectiveness. We have demonstrated through internal research and in conjunction with our collaborators that our ribozymes reduce the amount of target mRNA and the level of corresponding protein produced as well as inhibit the development of disease. Studies showing the effectiveness of ribozymes have been conducted in multiple animal models for cancer in both models of solid tumor growth and metastasis, and in cell cultures and animals for viral replication.

     Manufacturing. To meet our needs for preclinical studies, clinical trials and the eventual commercialization of ribozymes, we must have the ability to manufacture a sufficient amount of ribozymes. We and our collaborators have developed proprietary technology allowing us to synthesize up to 2000 stabilized ribozymes in hundreds of microgram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites in short periods of time. We have also developed the capability to manufacture kilogram quantities under the FDA's current good manufacturing practices. In addition, in January 2000 we entered into an agreement with Avecia Limited providing for the transfer of our proprietary manufacturing processes and intellectual property to enable Avecia to manufacture ribozyme products for us. We expect to be able to produce the drugs currently under development in sufficient quantities at commercially feasible cost, and of the quality required by the FDA, for anticipated clinical trials for our current product candidates.


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

     Develop Ribozyme Drugs by Pursuing Multiple Product Candidates Across a Number of Diseases. Our strategy is to take advantage of the broad applicability of ribozymes by expanding the number of diseases upon which we are focused. Our first four product candidates target large and diverse markets including solid tumor cancers, metastatic cancers and infectious diseases. We have research underway on ribozymes which address multiple other diseases with large and unmet markets. Our near-term goal is to augment our existing pipeline by introducing one new product candidate into preclinical development before the end of 2001.

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

     Focus on Human Therapeutics and License Other Applications of Our Technology. In 1998, we decided to concentrate our research and development efforts on the therapeutic potential of ribozymes and transferred our target discovery and validation technology to Atugen. We expect Atugen to continue to build the target discovery and validation business by actively pursuing new collaborations with major pharmaceutical and biotechnology companies. We will look for further opportunities to license our technology for certain non-therapeutic applications, including diagnostic and agricultural applications, to third parties.

     Maintain and Expand Our Patent Portfolio and Proprietary Technology. We currently own, or have exclusive licenses to over 140 issued or allowed patents worldwide and have more than 100 patent applications pending worldwide. In 1999, we acquired certain ribozyme intellectual property from Innovir Laboratories, Inc. to further strengthen our intellectual property portfolio. We dedicate substantial resources to the discovery of new inventions to maximize the value of our proprietary technology. We aggressively pursue patent protection to maintain worldwide rights to control the development and sale of ribozymes.


Our product programs

     The development process for our products starts with research and preclinical development. Research includes identification of a target protein, synthesis of an appropriate ribozyme to block expression of the target protein, and testing the activity of the ribozyme in a specific cell population. Preclinical testing includes pharmacology and toxicology testing in cell culture and animal models, product formulation, dosage studies and manufacturing scale-up for submission of the necessary data to comply with regulatory requirements of the FDA and similar agencies in other countries prior to commencement of human trials.


ANGIOZYME

     We are developing ANGIOZYME primarily as a treatment for advanced solid tumors such as colorectal, renal cell, lung, breast and melanoma. These cancers account for over 550,000 new cancer cases and nearly 300,000 deaths per year in the United States alone. In addition, ANGIOZYME may be used in products for the treatment of other diseases in which angiogenesis is a contributor such as macular degeneration and diabetic retinopathy.

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

     We initiated a Phase I/II multi-dose clinical trial in cancer patients in November 1999. This trial examined the effects of ANGIOZYME when given daily to cancer patients. ANGIOZYME was given via a subcutaneous injection once a day, at
home, by the patients themselves.   A total of 31 patients received ANGIOZYME.
The drug was well tolerated with minimal side-effects consisting mostly of injection site reactions. The patients were on ANGIOZYME for a median of 90 days with a range of 2 days to 298 days and, as of March 2000, one patient was still receiving ANGIOZYME. Based on the results of this trial, we have initiated a Phase II trial in patients with metastatic breast cancer and we are planning to initiate additional Phase II clinical trials in patients with metastatic colorectal cancer, metastatic non-small cell lung cancer, metastatic melanoma and metastatic renal cell cancer. The goal of these trials is to detect clinical activity in these patients with advanced solid tumors.

     We are developing ANGIOZYME in collaboration with Chiron. While we share development costs and profits equally with Chiron, we have the final decision-making authority on all development decisions and activities and we have retained the right to manufacture ANGIOZYME. If one party discontinues funding its share of the costs of clinical development, that party would not share equally in the profits from product sales but would receive a royalty based on net sales of that product. However, the non-participating party may regain its interest in the profits of ANGIOZYME by repaying the other party one-half of the development costs incurred solely by the other party, plus a predetermined risk premium, at either the commencement of Phase III testing or the filing of a New Drug Application or Product License Application. Chiron has indicated its desire not to participate in the Phase II clinical trials for renal cell and melanoma.

HEPTAZYME

     Our anti-HCV ribozyme, HEPTAZYME, is being developed to treat Hepatitis C, a viral disease of the liver. There are over four million chronically infected persons in the United States and over 170 million worldwide. Hepatitis C infects approximately 50,000 people and has over 10,000 deaths associated with it each year in the United States. It is the most common blood borne infection in the United States and has been identified as a "silent epidemic" and "a daunting challenge to public health" by the United States Congress.

     Current therapies for Hepatitis C are effective in less than 50% of patients and have serious side effects. Our research and preclinical testing have indicated that the anti-HCV ribozyme selectively cuts Hepatitis C RNA in a manner that significantly inhibits viral replication in cell culture. It is also expected to be effective against all known Hepatitis C sub-types, which now number over 90. Preclinical data of our anti-HCV ribozyme was published in the February 2000 issue of Hepatology.

     Two clinical trials with HEPTAZYME have been completed. In the first clinical trial, seventeen healthy volunteers received HEPTAZYME as a single dose. HEPTAZYME was well tolerated and no serious adverse events were reported. In the second clinical trial, 24 patients with compensated chronic HCV infection were administered HEPTAZYME at escalating doses for a total of 28 days. The drug was well tolerated with no serious adverse events. Based on the results of these two trials, we are planning to initiate a Phase II study to evaluate the effects of longer-term, higher doses of HEPTAZYME on the levels of HCV in patients with compensated chronic HCV infections.

     In March 1999, we entered into a collaboration with Eli Lilly pursuant to which they were granted the exclusive worldwide right to develop and commercialize HEPTAZYME and any other ribozyme drug for the treatment of Hepatitis C in return for payment of all research, development and commercialization costs of HEPTAZYME. In 1999, Eli Lilly paid us $9.2 million pursuant to this agreement which included a $7.5 million equity investment and $1.7 million of research funding.

     In September 2000, we entered into an agreement with Eli Lilly to repurchase all rights to HEPTAZYME. Eli Lilly had directed the clinical trials for HEPTAZYME to date under the licensing agreement. According to the repurchase agreement, we reacquired the global rights to HEPTAZYME and will direct all subsequent clinical trials. We agreed to pay royalties to Eli Lilly on future net sales of HEPTAZYME, as well as milestone payments if we complete an agreement for the development or marketing rights to HEPTAZYME with a third party or if we file a New Drug Application for HEPTAZYME, whichever comes first. Pursuant to the repurchase agreement, Eli Lilly converted the outstanding five shares of our Series L Convertible Preferred Stock into 636,640 shares of our common stock on December 28, 2000 (the Termination Date). The conversion price was based on a preferred share value of $1.5 million for each of the five shares outstanding. The price per share of the common stock was based on the average closing price of our common stock for the 30 days prior to the termination date. In addition, we issued to Eli Lilly $3,000,000 of our common stock, which resulted in 252,632 shares, as payment for Eli Lilly's efforts in generating and providing data. The price per share was based on the closing market price of our common stock on the Termination Date. In return, Eli Lilly paid us a termination fee of approximately $2.8 million.


HERZYME

     We are developing HERZYME, a potential product to treat breast and other cancers. More than 170,000 new breast cancer patients are diagnosed each year in the United States. Approximately 30% of these patients overexpress the Her-2 gene indicating that regulation of the Her-2 gene could have a beneficial impact on the disease. HERZYME specifically targets and downregulates Her-2, and is expected to have a benign side effect profile similar to other ribozymes in
clinical development.    An IND was filed with the Therapeutics Products
Programme (TPP) in Canada on February 28, 2001. We are currently planning a Phase I clinical trial to evaluate HERZYME in patients with metastatic cancer whose tumors overexpress Her-2

     In January 2000, we completed formation of a joint venture with Elan whereby we have licensed HERZYME and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals. The MEDIPAD(R) system is a disposable continuous subcutaneous drug delivery system which allows a patient to administer the drug at home over two days with a single MEDIPAD(R) device, thus avoiding hospitalization, intravenous delivery and doctor visits. Medizyme paid a license fee of $15.0 million to Elan for the use of its MEDIPAD(R) drug delivery technology.

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

     We have estimated that Medizyme will require $15.0 million in funding through the development period to cover future operating and development costs. Elan has provided us with a $12.0 million credit facility on a draw-down basis for us to use, if desired, to fund our portion of Medizyme's operating costs over a 30 month period. Elan may convert this debt into shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a dividend rate of 12.0% and may be converted at any time into our common stock at a 50% premium to the average price of our common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility. As of December 31, 2000 we have provided Medizyme $3.4 million in funding, of which $2.7 million was through the credit facility.

HepBzyme

     We are also developing HepBzyme, a potential product to treat chronic Hepatitis B viral infection. According to the World Health Organization, there are more than 350 million people world wide who have chronic HBV infection. The natural progression of chronic HBV infection over a 10-20 year period leads to cirrhosis in 20-50% of patients and progression of HBV infection to hepatocellular carcinoma has been well documented. Current therapies for chronic HBV infections are effective in less than 50% of patients and many have side effects. Furthermore, treatment with approved antivirals leads to the development of resistance in up to 30% of the patients after 1 year. We have developed a ribozyme, HepBzyme, targeting several transcripts of the HBV virus. This ribozyme has shown potent antiviral effects both in cell culture and in a transgenic model of HBV infection. In December of 2000 RPI announced the selection of HepBzyme as a product development candidate and initiated preclinical studies. We anticipate the filing of an IND and the initiation of a Phase I trial in 2001.


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

     We will benefit from Atugen's activities in the future in several ways:

     .     we currently own 31.6% of Atugen's outstanding voting stock;
     . we will be paid by Atugen for ribozymes and other material manufactured by us pursuant to our manufacturing rights;
     . we will be paid by Atugen for a portion of our costs of prosecuting patents applicable to Atugen's business;
     . we will be paid by Atugen for certain administrative and other services rendered by us to Atugen; and
     . we retain the right to use the target discovery and validation technology in non-high throughput applications for our own use and in connection with limited research and development collaborations with third parties.

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

     We have the right to name two designees to Atugen's Board of Directors, including the Chairman of the Board, as long as we own 30% of Atugen's outstanding stock. Nonetheless, most corporate actions taken by Atugen require a 75% vote or consent of the holders of Atugen's outstanding stock. Atugen currently has approximately 50 employees.

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

     As a result of these licenses and sublicenses, and our own internal research, we currently have certain rights to more than 140 issued or allowed patents, and more than 100 patent applications under consideration worldwide. This includes exclusive worldwide rights to 106 patents issued in the United States, 4 patents issued in Europe, 1 patent issued in Japan, 2 patents issued in Korea, 5 patents issued in Mexico and 15 patents issued in Australia. In addition, Notices of Allowance have been received for at least 7 patents from the United States Patent and Trademark Office. Seven of the 106 United States issued patents, 1 European patent and 1 Japanese patent cover enzymatic RNA and the use of an enzymatic RNA to cleave a single stranded RNA (collectively the "Cech Patents"). We believe that the Cech Patents grant us the right to exclude others from practicing ribozyme technology as it is currently known to us in the United States, Europe and Japan irrespective of the application, the method of production, the method of purification, or the ribozyme motif used. Unless extended, the Cech Patents will expire in December 2008 in the United States and December 2007 in Europe and in Japan. The additional issued patents cover both ribozyme technology (e.g., ribozyme design, synthesis, chemical modifications, delivery, ribozyme motifs, vector production, target site selection) as well as application to specific therapeutic targets. None of our other material patents expire before 2013.

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

     We have filed opposition documents against two patents granted to a competitor in Europe. In one of the opposition proceedings in Europe, we were successful in invalidating various claims relating to the hammerhead ribozyme composition. The European patent office found that the claims of the granted patent drawn to the so-called Non-GUX (where X is U, A, C or G) ribozymes were not patentable. We do not believe this European-granted patent covers those ribozymes that we have in clinical trials. Opposition proceedings against two of our European and Japanese patents were initiated by our competitors. The Japanese Opposition Division has rejected competitor oppositions and has issued a notification that it will maintain our Japanese patent without change. The opposition proceedings against our European patent resulted in maintenance of the fundamental "Cech" patent. Our competitors had initiated opposition proceedings against this patent in 1996. The patent expires in 2006. In July 2000 the European Opposition Division found no grounds for revoking the patent, but decided to clarify the scope of the claims to cover self-splicing intervening sequence derived ribozymes. The decision should have no impact on RPI's ability to commercialize ribozymes, including its ongoing clinical programs, and will not affect its relationship with partner companies now engaged in ribozyme co-development. RPI's ability to enforce its patent remains in effect. We may not have identified all United States and foreign patents that pose a risk of infringement. In addition, we anticipate interference proceedings against some of our patents and patent applications in the United States.


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


Our employees

     As of December 31, 2000, we had 113 full-time employees, including a technical scientific staff of 79. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.


ITEM 2.    PROPERTIES

     We lease approximately 57,000 square feet of laboratory, manufacturing and office space in two adjacent buildings in Boulder, Colorado, under operating leases that last through October 2006 and June 2007. Our facilities are sufficient to meet our needs at least through 2002.


ITEM 3.    LEGAL PROCEEDINGS

     We, along with our chief executive officer, are defendants in several related lawsuits which purport to be class actions on behalf of purchasers of common stock of the Company on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege the defendants violated certain federal securities laws based upon an allegedly misleading announcement made on November 15, 1999. The cases have been consolidated in the United States District Court,
District of Colorado.   As of March 2001, the lawsuits have entered a discovery
phase, with all discovery to be completed by October 1, 2001. Trial to a jury has been scheduled to commence on July 2, 2002. We believe that the suits are without merit and we intend to vigorously defend ourselves, and our chief executive officer, against the allegations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "RZYM." The last sale price of the common stock as reported on the NASDAQ National Market on March 22, 2001, was $5.78 per share. At March 22, 2001, there were approximately 179 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

                                                                                                   High         Low
                                                                                                  ------       ------
    Year Ended December 31, 1998
       First Quarter........................................................................      $ 9.34       $ 5.13
       Second Quarter.......................................................................      $10.50       $ 4.88
       Third Quarter........................................................................      $ 6.25       $ 2.00
       Fourth Quarter.......................................................................      $ 7.63       $ 3.31
   Year Ended December 31, 1999
       First Quarter........................................................................      $ 5.75       $ 4.06
       Second Quarter.......................................................................      $ 6.88       $ 3.88
       Third Quarter........................................................................      $ 7.00       $ 4.25
       Fourth Quarter.......................................................................      $22.00       $ 4.81
   Year Ended December 31, 2000,
       First Quarter........................................................................      $71.88       $ 9.50
       Second Quarter.......................................................................      $29.38       $12.00
       Third Quarter........................................................................      $32.75       $20.25
       Fourth Quarter.......................................................................      $29.00       $ 6.50
   Year Ended December 31, 2001,
       First Quarter (through March 22, 2001)...............................................      $13.69       $ 5.25


DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We are also party to agreements restricting our ability to pay dividends.

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data are derived from our audited financial statements. Our financial statements for 1996, 1997, 1998, 1999 and 2000 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                           2000       1999       1998       1997       1996
                                                           ----       ----       ----       ----       ----
Statement of Operations Data:
  Revenues
    Collaborative agreements...........................  $  8,302   $  5,797   $  8,963   $  1,976   $    759
    Collaborative agreements related parties...........     1,191      1,867          -          -          -
    Collaborative agreements joint venture.............     6,052          -          -          -          -
                                                         --------   --------   --------   --------   --------
     Total revenues....................................    15,545      7,664      8,963      1,976        759

  Expenses
    Research and development...........................    21,721     15,395     16,941     15,170     14,189
    General and administrative.........................     3,723      2,132      1,813      1,886      1,943
                                                         --------   --------   --------   --------   --------
     Total operating expenses..........................    25,444     17,527     18,754     17,056     16,132
                                                         --------   --------   --------   --------   --------
Operating loss.........................................    (9,899)    (9,863)    (9,791)   (15,080)   (15,373)
Other income (expense):
    Interest income....................................     3,196        614        634        795        936
    Interest expense...................................      (151)      (552)      (704)      (844)      (845)
    Other income.......................................         4          -         25          7         14
    Equity in loss of unconsolidated affiliates........    (9,032)      (860)    (1,082)         -          -
                                                         --------   --------   --------   --------   --------
     Total other income (expense)......................    (5,983)      (798)    (1,127)       (42)       105
                                                         --------   --------   --------   --------   --------
Net loss...............................................   (15,882)   (10,661)   (10,918)   (15,122)   (15,268)
                                                         --------   --------   --------   --------   --------
Accretion of dividends on preferred stock..............       716          -          -          -          -
Net loss applicable to common stock....................  $(16,598)  $(10,661)  $ 10,918   $ 15,122   $ 15,268
                                                         ========   ========   ========   ========   ========
Net loss per share (basic and diluted).................  $  (1.15)  $  (1.05)  $  (1.22)  $  (2.04)  $  (2.61)
Shares used in computing net loss per  share (basic
 and diluted)..........................................    14,390     10,158      8,978      7,420      5,845

Balance Sheet Data:
    Cash, cash equivalents and securities
      available-for-sale...............................  $ 64,475   $ 14,000   $  6,512   $ 16,102   $ 17,594
    Working capital....................................    65,002     14,086      4,467     13,238     15,788
    Total assets.......................................    83,897     25,092     19,224     24,850     25,292
    Capital lease obligations and long-term debt,               -
     current portion...................................                  200        498      2,078      1,724
    Capital lease obligations and long-term
      debt, net of current portion.....................     3,757      6,811      4,545      2,752      2,430
    Accumulated deficit................................   (99,965)   (84,083)   (73,422)   (62,505)   (47,383)
    Total stockholders' equity.........................    75,994     14,881     11,034     18,870     20,362

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


Overview of our Business

     We are developing a new class of drugs based on engineered molecules called "ribozymes." Ribozymes are a form of ribonucleic acid which have the ability to cleave RNA, including mRNA and viral RNA thereby selectively inhibit protein production and viral replication. Because many human diseases result from abnormal protein production, ribozymes are expected to be useful in developing pharmaceutical candidates for a broad range of human diseases. We are currently in clinical development and preclinical testing for four product candidates and expect to begin preclinical testing on one additional product candidate by the end of 2001.

     We expect to initiate five Phase II clinical trials in 2001 for our lead product candidate, ANGIOZYME, for the treatment of solid tumor cancers with which we are in collaboration with Chiron. Also, we expect to initiate a Phase II clinical trial in 2001 for HEPTAZYME, our product candidate for the treatment
of chronic Hepatitis C.   In addition, we recently formed a joint venture with
Elan to develop HERZYME, a treatment for breast and other cancers. We filed an IND in Canada in March 2001 for HERZYME. Also, we are in preclinical testing and expect to file an IND in 2001 for HepBzyme, our product candidate for the treatment of Hepatitis B.

     To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate generating any revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

     . Up-front revenue. Up-front non-refundable fees are fully recognized upon signing an agreement and are related to the value of the research at that point in time. Up-front revenue may also include a reimbursement to us of recent expenses related to product development which we incurred.

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

     Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of December 31, 2000, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

     We have not been profitable since inception and have an accumulated deficit of $100.0 million as of December 31, 2000. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME, HEPTAZYME, HERZYME and HepBzyme and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. Milestone performance criteria are specific to each agreement and based upon future performance. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     In 1998, we transferred our target discovery and validation technology to Atugen in exchange for a substantial equity interest. We will continue our existing target discovery and validation agreements with our collaborators by subcontracting to Atugen the services to be performed. We currently own 31.6% of Atugen and will record our share of any future profits. In 1999, we completely expensed our remaining investment in Atugen.

     Our revenues are denominated in U.S. dollars, therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

Results of Operations for Twelve Months Ended December 31, 2000 and 1999

           Revenues from collaborative agreements increased $7.8 million to $15.5 million for the year ended December 31, 2000 from $7.7 million for the corresponding period in 1999. The increase is primarily due to $6.1 million of revenue recognized in 2000 from Medizyme, our joint venture with Elan related to the development of HERZYME. The joint venture began in January 2000 and therefore no revenues existed for Medizyme in 1999. In addition, the increase was due to milestone payments we received of $1.5 million in 2000 from Lilly related to our development of HEPTAZYME. The payments were for filing an IND and commencing clinical trials for HEPTAZYME.

           Research and development expenses increased $6.3 million to $21.7 million in 2000 from $15.4 million in 1999. The increase is due to the cost of manufacturing, preclinical and clinical activities to support our drugs in clinical trials. Research and development expenses consist primarily of:

     .     clinical and preclinical supplies and related costs;

     . salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel;

     .     consultants;

     .     supplies;

     .     occupancy costs; and

     .     depreciation for laboratory equipment and facilities.

We expect future research and development expenses to increase from current levels as ANGIOZYME, HEPTAZYME, HERZYME and HepBzyme, proceed through clinical and preclinical trials. The effect of increased expenses related to HERZYME will be absorbed by us indirectly through our equity investment in Medizyme, our unconsolidated affiliate.

           General and administrative expenses increased $1.6 million to $3.7 million for the year ended December 31, 2000 from $2.1 million for the corresponding period in 1999. The increase was primarily due to approximately $1.7 million of non-cash, stock option compensation expense recorded for performance stock options that vested during 2000. During 2000, a number of corporate milestones were accomplished, including achieving a market capitalization of $150 million or more and a number of other financial goals which were satisfied by the consummation of our agreement with Elan and the completion of our stock offering in April 2000. We expect general and administrative expenses to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

           Interest income increased $2.6 million to $3.2 million for the year ended December 31, 2000 from $614,000 for the corresponding period in 1999. The increase is due to higher average balances in our cash and cash equivalents and securities available-for-sale during 2000. Cash balances were higher as a result of public offerings completed in both July 1999 and April 2000 that resulted in $58.1 million of cumulative net proceeds. In addition, we received $5.0 million in January 2000 for the sale of common stock to Elan pursuant to our collaboration with Elan. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

           Interest expense decreased $401,000 to $151,000 for the year ended December 31, 2000 from $552,000 for the corresponding period in 1999. The decrease is due to our repayment of $6.9 million on a debt facility from Schering AG with proceeds from our 2000 public offering. The remaining balance of $997,000 was converted into 42,435 shares of our common stock in June 2000. Subsequently, we borrowed an additional $1.0 million from Schering AG in October 2000 and $2.7 million from Elan related to our joint venture. Therefore, interest expense is expected to increase in the future as we borrow additional funds from our partners and arrange for additional financing for operations.

           Equity in loss of unconsolidated affiliates was $9.0 million for the year ending December 31, 2000, compared to $860,000 for the corresponding period in 1999. The expense in 2000 is our 80.1% share of Medizyme's recorded loss. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the financial statements of Medizyme, but instead account for our investment in Medizyme under the equity method of accounting. Medizyme's expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $6.1 million we invoiced during 2000 for research we conducted on HERZYME.

           The 1999 equity in loss of unconsolidated affiliate was in connection with our initial cash investment of $2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen AG in 1998. During 1999, we owned 83.2% of Atugen's outstanding common stock and as a result we recorded our share of Atugen's net losses for 1999 resulting in equity in loss of unconsolidated affiliate of $860,000. During 1999, we completely expensed our remaining investment in Atugen and therefore no expense related to Atugen was recorded during 2000.

Results of Operations for Twelve Months Ended December 31, 1999 and 1998

     Revenues from collaborative agreements decreased $1.3 million to $7.7 million for the year ended December 31, 1999 from $9.0 million for the corresponding period in 1998. The decrease was primarily due to approximately $6.2 million of revenue recognized from the Chiron collaboration related to the development of ANGIOZYME in 1998, compared to $4.0 million recognized from the Chiron collaboration in 1999. Of the $6.2 million recognized from the Chiron collaboration in 1998, $5.0 million was a nonrecurring up-front payment for 50.0% of past expenses we incurred for the preclinical development of ANGIOZYME. The nonrefundable payment became due when Chiron agreed to resume our collaboration in the development of ANGIOZYME. In addition, 1998 revenues included approximately $2.6 million related to our target discovery and validation collaborations with Glaxo Wellcome, Parke-Davis, Roche Bioscience and Schering AG. In 1999, we subcontracted all existing target discovery and validation work to Atugen and therefore did not record any revenues related to those agreements. However, in 1999 we recorded $1.9 million in revenues from Atugen related to a service agreement in which we received payments for services and oligonucleotides we provide. In addition, in 1999 we recorded approximately $1.7 million in research revenues related to our collaboration with Eli Lilly for the development of HEPTAZYME.

     Research and development expenses decreased to $15.4 million in 1999 from $16.9 million in 1998. Approximately $1.2 million of the decrease was primarily attributable to the transfer of approximately 15 employees and their related expenses to Atugen. In addition, we had decreases of approximately $750,000 in outside services, consultants and professional fees. However, offsetting the decreases, during 1999 we had an approximately $450,000 increase in personnel expenses. The increase was primarily due to hiring additional personnel related to the overall scale-up of research and product development.

     General and administrative expenses increased to $2.1 million in 1999 from $1.8 million in 1998. The increase was primarily attributable to lower expenses incurred in 1998 because of $480,000 of reimbursements we received from Atugen related to the time our management devoted to Atugen operations. In 1999, Atugen hired most of its own management; our management devoted limited time to Atugen. Increases of approximately $180,000 during 1999 were primarily attributable to increased staffing and associated expenses necessary to manage and support our expanding product and business development efforts.

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

Liquidity and Capital Resources

     We have financed our operations since inception through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through December 31, 2000, we have received approximately:

     .     $29.0 million in net proceeds from private placements;

     .     $89.2 million in net proceeds from public offerings;

     .     $96.0 million from our collaborations; and

     .     $9.8 million from equipment financing.

     We had cash, cash equivalents and securities available-for-sale of $64.5 million at December 31, 2000 compared with $14.0 million at December 31, 1999. The $50.5 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $3.5 million used for operations, net of revenues of $15.5 million, and $2.2 million used for investments in equipment, leasehold improvements and patents, offset by:

     .     $52.8 million received in the public offering of our common stock;

     . $20.0 million received in sales of preferred and common stock to corporate collaborators;

     .     $15.4 million invested in Medizyme;

     .     $4.7 million in net borrowings;

     .     $6.9 million used to payoff convertible debt;

     .     $200,000 for payments on loan facilities; and,

     .     $929,000 received for the exercise of stock options.

     We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

     Accounts receivable at December 31, 2000 were $3.6 million compared to $2.0 million at December 31, 1999. Accounts receivable at December 31, 2000 included $345,000 due from Atugen for administrative services and patent expenses, $2.0 million due from Medizyme for research support for HERZYME and $1.2 million due
from Chiron for reimbursement of ANGIOZYME fourth quarter expenses.   All
outstanding receivables due from 1999 were received in 2000.

     Total additions for property, plant and equipment for the twelve months ending December 31, 2000 were $1.4 million, most of which were financed through our existing equipment loan facility with Schering AG. We anticipate future equipment needs to be financed by the Schering AG loan facility through 2001, as well as additional credit facilities yet to be determined.

     In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. Four targets are currently subject to the exclusivity provision, including ANGIOZYME. Currently, ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. Chiron has indicated its desire not to participate in the Phase II clinical trials for renal cell cancer and melanoma. In 2000, we recorded $4.5 million in revenues from Chiron for expenses incurred for the clinical development of ANGIOZYME.

     In April 1997 we entered into a purchase agreement with Schering AG and Schering Berlin Venture Corporation ("SBVC"), an affiliate of Schering AG, subsequently amended, as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999 and 2000. Schering AG has agreed to continue to provide loans of up to $2.0 million annually through 2001, provided that the collaboration is continued. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the balance into 42,435 shares of our common stock at a conversion price of $23.50. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. At December 31, 2000, we had $1.0 million in outstanding loans from Schering AG, which was convertible into approximately 70,800 shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and identification programs to Atugen; however, as long as our collaboration continues with Schering AG we expect to continue to borrow against the loans.

     In March 1999, we entered into a collaboration with Eli Lilly to conduct research, development and commercialization of HEPTAZYME, our anti-HCV ribozyme for the treatment of Hepatitis C virus infection. We granted Lilly the exclusive worldwide right to develop and commercialize HEPTAZYME in return for funding all research, development and commercialization costs for the drug. Under the terms of the agreement, we received approximately $9.2 million during 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment. In April 1999, Lilly purchased five shares of our Series L Convertible Preferred Stock for $7.5 million. Subsequently, in September 2000, we entered into an agreement with Lilly to repurchase all rights to HEPTAZYME. Lilly had directed the clinical trials for HEPTAZYME to date under the licensing agreement; however, according to the repurchase agreement, we renegotiated the global rights to HEPTAZYME and will direct all subsequent clinical trials. Pursuant to the repurchase agreement, Lilly converted the outstanding five shares of our Series L Convertible
Preferred Stock into 636,640 shares of our common stock in December 2000.   In
addition, we issued to Lilly $3,000,000 of our common stock, which resulted in 252,632 shares, as payment for Lilly efforts in generating and providing clinical trial data. In return, Lilly paid us a termination fee of $2.8 million in December 2000.

     In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. Also as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. Elan has also committed to purchase an additional $5.0 million of common stock in May 2001 at a share price that is at a premium to the then market price and would also be based on the achievement of certain milestones. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan has made available to us a credit facility to fund our portion of Medizyme operating costs over a 30 month period. At the end of December 2000, we utilized the credit facility and had borrowed $2.7 million. Elan may convert this debt into shares of our Series B Convertible Preferred Stock in the future.

     In November 2000, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. to set up an equity financing facility covering the sale of up to $60 million of our common stock. Any sale of our common stock will be made pursuant to a shelf registration we filed with the Securities and Exchange Commission (SEC) covering the sale of up to 3 million shares of our common stock. The shelf registration was declared effective by the SEC in November 2000. We may sell the shares at our discretion and as market conditions warrant at a small discount to market at the time of sale. We will control the quantity and timing of each incremental sale of stock, if any. Proceeds from any sale of stock will be used for general corporate purposes.

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

     At December 31, 2000, we had available net operating loss carryforwards, research and development credit carryforwards and state investment credit carryforwards of $86.5 million, $2.8 million and $6,000, respectively, for income tax purposes. Our ability to utilize our net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We invest our excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Submitted as part of Item 14(a) of this Form 10-K and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The directors, executive officers and key employees of Ribozyme Pharmaceuticals are as follows:

Name                                                      Age    Position
----                                                      ---    --------
Ralph E. Christoffersen, Ph.D. (1)...................      63    Chief Executive Officer and Director

Howard W. Robin......................................      48    Chief Operating Officer, President and Director

Lawrence E. Bullock..................................      45    Chief Financial Officer and Vice President of Finance and
                                                                 Administration  and Secretary

Lawrence Blatt.......................................      39    Vice President of Research

J. Wayne Cowens, M.D.................................      52    Vice President of Clinical and Regulatory Affairs

Alene A. Holzman.....................................      44    Vice President of Corporate Development

Nassim Usman, Ph.D...................................      41    Vice President of Research and Development

Francine E. Wincott, Ph.D............................      37    Senior Director of Manufacturing Operations

David T. Morgenthaler (1) (2)........................      81    Chairman of the Board

Jeremy L. Curnock Cook (1) (2).......................      51    Director

John Groom (2).......................................      62    Director

David Ichikawa (3)...................................      48    Director

Samuel R. Saks, M.D.(3)..............................      46    Director

Anders P. Wiklund (2) (3)............................      60    Director

------------------
(1)  Member of the Executive Committee
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee.

     Ralph E. Christoffersen, Ph.D., has served as Chief Executive Officer and Director of Ribozyme Pharmaceuticals since June 1992. From 1989 to June 1992, Dr. Christoffersen was Senior Vice President and Director of U.S. Research at SmithKline Beecham Pharmaceuticals, a pharmaceutical company. From 1983 to 1989, he held senior management positions in research at The Upjohn Company, a pharmaceutical company. Prior to joining The Upjohn Company, Dr. Christoffersen served as a Professor of Chemistry and Vice Chancellor for Academic Affairs at the University of Kansas and as President of Colorado State University. He received his Ph.D. in physical chemistry from Indiana University.

     Howard W. Robin has served as Chief Operating Officer, President and Director since January 2001. From 1991 to 2001 Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc. and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987 Mr. Robin was Director of Business Planning & Development at Berlex. He was a Senior Associate with Arthur Anderson & Company prior to joining Berlex. He received his B.S. in Accounting & Finance from Farleigh Dickinson University in 1974.

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

     Lawrence M. Blatt, Dr. P.H., has served as Vice President of Research since August 2000. From January 1999 to July 2000, Dr. Blatt served as Research Vice President, BioPharmacology and Preclinical. From January 1998 until January 1999, Dr. Blatt served as Senior Director of Preclinical and Clinical Development Prior to joining the Company, Dr. Blatt served as Vice President of Product Development for the National Genetic Institute, a molecular diagnostic company, from August 1996 to January 1998. From August 1984 to January 1996, Dr. Blatt served in various managerial and scientific positions at Amgen Inc., a bio-pharmaceutical company. He received his Doctorate in Public Health Administration from the University of La Verne in 1996 and his M.B.A. degree from California Sate University, Northridge in 1988.

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

     Nassim Usman, Ph.D., has served as Vice President of Research and Development since August 2000. From December 1999 to July 2000, Dr. Usman served as Senior Vice President of Research. From May 1996 to December 1999, Dr. Usman served as Vice President of Research at Ribozyme Pharmaceuticals. From April 1994 until May 1996, Dr. Usman served as Director of Chemistry and Biochemistry Research and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry. From January 1987 to September 1992, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology. Dr. Usman received his Ph.D. in chemistry from McGill University.

     Francine E. Wincott, Ph.D., has served as Senior Director of Manufacturing since April 1999. From March 1997 to March 1999, Dr. Wincott served as Director of Chemistry and Biochemistry Research and from 1993 to 1997 she was a Senior Scientist. From 1990 to 1993 Dr. Wincott was a Scientist involved in developing therapeutics directed against auto immune diseases at Cortech, Inc., a
biotechnology company .   From 1989 to 1990 she was a Scientist in the Medicinal
Chemistry Group at Merck, Inc., a pharmaceutical company. Dr. Wincott earned a B.A. in Chemistry from the University of Pennsylvania and a Ph.D. from Yale University.

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

     Jeremy L. Curnock Cook has served as a director since July 1995. Mr. Cook was a director of Rothschild Asset Management, an investment management company, where he was responsible for the Rothschild Bioscience Unit from 1987 until his retirement in 2000. Mr. Cook founded the International Biochemicals Group in 1975, which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. He is also a director of Targeted Genetics Inc., Cantab Pharmaceuticals plc, AMRAD Corporation, Delsys Pharmaceuticals, Inc., GlycoDesign, Inc., Valigen, Inc., Inflazyme Pharmaceuticals, Inc. and Biocompatibles International plc. Mr. Cook received an M.A. in Natural Sciences from Trinity College Dublin.

     John Groom has served as a director since April 2000. Mr. Groom served as President and Chief Operating Officer of Elan Corporation plc from 1996 until his retirement in 2001. Mr. Groom continues as a director of Elan Corporation plc. He served as President and Chief Executive Officer of Athena Neurosceiences, Inc. from 1987 to 1996. Mr. Groom is also a director of Ligand Pharmaceuticals, Inc.

     David Ichikawa has served as a director since May 1998. Mr. Ichikawa has been employed by Chiron Corporation, a biotechnology company, since September 1994 and is currently Vice President of R&D Business Development and Finance. He has also held management positions at Boehringer Mannhiem Corporation and Chiron (Cetus) Corporation. Mr. Ichikawa received his M.B.A. from the University of California at Berkeley.

     Samuel R. Saks, M.D. has served as a director since April 2000. Dr. Saks joined ALZA Corporation in 1992 as the Vice President for Medical Affairs and in 1995 he became Senior Vice President, Medical Affairs. In January 2000 he also became Group Vice President of ALZA Pharmaceuticals. Dr. Saks received his M.D. with honors form the University of Illinois and completed his residency in Internal Medicine at the University of Texas Southwestern Medical Center at Dallas.

     Anders P. Wiklund has served as a director since August 1994. Since January 1997, Mr. Wiklund has been the principal of Wiklund International, an advisory firm to the biotechnology and pharmaceutical industries. From 1967 through 1996, Mr. Wiklund served in numerous executive positions for the Kabi and Pharmacia group of companies, including President and CEO of Kabi Vitrum Inc. and Kabi Pharmacia, Incorporated. Mr. Wiklund is also a director of Glyco Design, Inc., Esperion Therapeutics, Inc., Medivir, A.B. and InSite Vision, Inc., as well as serving on private company boards. Mr. Wiklund received a Master of Pharmacy degree from the Pharmaceutical Institute in Stockholm.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     FINANCIAL STATEMENTS


                                                                    PAGE
                                                                   ------
                    Report of Independent Auditors                   F-1
                    Balance Sheets                                   F-2
                    Statements of Operations                         F-3
                    Statements of Stockholders' Equity               F-4
                    Statements of Cash Flows                         F-5
                    Notes to Financial Statements                    F-6

(a)(2)     EXHIBITS

Number                            Description
------                            -----------
   3.1 Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated April 17, 1996(5)
   3.2     Bylaws of Ribozyme Pharmaceuticals, as amended(1)
   4.1     Specimen Stock Certificate(1)
   4.2 Certificate of Designation, Preferences and Rights of Series L Preferred Shares (10)
   4.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock (11)
   4.4 Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto
           (14)
  10.1 Form of Indemnity Agreement entered into between Ribozyme Pharmaceuticals and its directors and officers, with related schedule(1)
  10.2 Ribozyme Pharmaceuticals' Incentive Stock Option Plan, including form of Incentive Stock Option Agreement(1)
  10.3 Ribozyme Pharmaceuticals' Non-Qualified Stock Option Plan, including form of Non-Qualified Stock Option Agreement(1)
  10.4 Ribozyme Pharmaceuticals' 1996 Stock Option Plan, including forms of Incentive Stock Option Nonstatutory Stock Option Agreements(1)
  10.5     Ribozyme Pharmaceuticals' 1996 Stock Employee Stock Purchase Plan (1)
  10.6 Employment Agreement dated January 1, 1997 between Ribozyme Pharmaceuticals and Ralph E. Christoffersen(5)
  10.7 Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated December 23, 1992(1)
  10.8 Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated September 23, 1994(1)
  10.9 Warrant Purchase Agreement dated March 15, 1995, between Ribozyme Pharmaceuticals and Hambrecht & Quist Guaranty Finance(1)
 10.10 Warrant to Purchase Common Stock dated March 15, 1995, issued to Hambrecht & Quist G uaranty Finance(1)
 10.11 Warrant to Purchase Common Stock dated February 22, 1993, issued to LINC Scientific Leasing(1)
 10.12 Warrant to Purchase Common Stock dated July 30, 1993, issued to Douglas E. Olson(1)
 10.13 Warrant to Purchase Common Stock dated July 30, 1993, issued to Richard J. Warburg and Ruth P. Warburg(1)
 10.14 Warrant to Purchase Common Stock dated December 28, 1994, issued to Competitive Technologies, Inc.(1)
 10.15 Warrant to Purchase Common Stock dated December 29, 1995, issued to Silicon Valley Bank(1)
 10.16 Warrant to Purchase Common Stock dated July 26, 1996, issued to Silicon Valley Bank(1)
 10.17 Warrant to Purchase Common Stock dated April 17, 1996, issued to Chiron Corporation(1)
 10.18 Collaborative Research, Development and Commercialization Agreement dated July 15, 1994, between Ribozyme Pharmaceuticals and Chiron Corporation(1)
 10.19 Research Collaboration and Licensing Agreement dated November 1, 1995, between Ribozyme Pharmaceuticals and Pharmacia Biotech, AB(1)
 10.20 Research and Development Collaboration Agreement dated April 19, 1993, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner- Lambert Company(1)

   10.21 First Amendment to the Research and Development Collaboration Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)
   10.22 Second Amendment to the Research and Development Collaboration Agreement dated February 8, 1996, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)
   10.23 Financing Agreement dated March 16, 1995, among Wilderness Place Holdings L.L.C., Hambrecht & Quist Guaranty Finance, L.P. and Ribozyme Pharmaceuticals(1)
   10.24 Negotiable Promissory Note dated October 7, 1992, between Ribozyme Pharmaceuticals and Ralph Christoffersen and Addendum dated June 25, 1993(1)
   10.25 Employment Agreement dated January 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)
   10.26 Promissory Note dated February 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)
   10.27 Lease for Real Property dated May 20, 1992, between Aero-Tech Investments and Ribozyme Pharmaceuticals(1)
   10.28 Non-Disturbance and Attornment Agreement dated March 31, 1995, among General American Life Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C. and Ribozyme Pharmaceuticals(1)
   10.29 Master Lease Agreement dated September 2, 1992, between Ribozyme Pharmaceuticals and LINC Scientific Leasing(1)
   10.30 Loan and Security Agreement dated February 28, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)
   10.31 Loan Modification Agreement dated December 21, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)
   10.32 Loan and Security Agreement dated December 29, 1995, between Ribozyme Pharmaceuticals and Silicon Valley Bank and MMC/GATX Partnership No. 1(1)
   10.33 Warrant to Purchase Common Stock dated December 29, 1995, issued to MMC/GATX Partnership No. 1(1)
   10.34 Agreement dated February 29, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation relating to research and development funding(1)
   10.35 Amendments to original Employment Agreements between Ribozyme Pharmaceuticals and Ralph E. Christoffersen, Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22, 1996, and December 15, 1996(3)
   10.36 Promissory Note dated June 4, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(3)
   10.37 Amendment to Lease for Real Property dated March 13, 1997, between Aero- Tech Investments and Ribozyme Pharmaceuticals(3)
   10.38 Employment Agreement dated May 2, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(2)
   10.39 Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function dated May 13, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation(2)
   10.40 Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals, University Research Corporation, University of Colorado and United States Biochemical Corporation(3)*
   10.41 Amended and Restated Sublicense Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3)*
   10.42 Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and Competitive Technologies, Incorporated(3)*
   10.43 Memorandum of Understanding dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco(1)
   10.44 Stock Subscription Agreement dated September 1996 between Ribozyme Pharmaceuticals and University of Research Corporation(3)*
   10.45 Stock Subscription Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3)*
   10.46 Assignment of License and Restated License Agreement dated November 20, 1996, among Ribozyme Pharmaceuticals, United States Biochemical Corporation and Competitive Technologies(3)*
   10.47 Letter Agreement dated May 22, 1996, between Ribozyme Pharmaceuticals and ALZA Corporation(3)*
   10.48 Research and Development Collaboration Agreement dated December 2, 1996, between Ribozyme Pharmaceuticals and Protogene Laboratories(3)*
   10.49 License Agreement dated February 14, 1997, between Ribozyme Pharmaceuticals and IntelliGene, Ltd.(3)*
   10.50 Subscription Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)
   10.51 Stock Purchase Agreement dated June 28, 1995, among Ribozyme Pharmaceuticals and investors(1)
   10.52 Agreement dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco Corporation relating to the conversion of preferred stock(1)
   10.53 Stock Subscription Agreement dated October 30, 1995, between Ribozyme Pharmaceuticals and Gewestelijke

                Investeringsmaatschappij voor Vlaanderon n.v.(1)
     10.54 Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997(4)*
     10.55 Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft(4)*
     10.56 Employment Agreement dated February 27, 1997, between Ribozyme Pharmaceuticals and Alene Holzman(5)
     10.57 Employment Agreement dated July 5, 1997, between Ribozyme Pharmaceuticals and Thomas Rossing(5)
     10.58      Executive Bonus Plan dated March 27, 1998(6)
     10.59 Research, Collaboration and License Agreement dated May 19, 1998, between Ribozyme Pharmaceuticals and Roche Bioscience, a division of Syntex (U.S.A.) Inc.(7)*
     10.60 Employment Agreement dated September 8, 1998, between Ribozyme Pharmaceuticals and Nassim Usman(8)
     10.61 Participation Agreement dated August 31, 1998, as amended, and related documents between Ribozyme Pharmaceuticals and Atugen Biotechnology GmbH(9)*
     10.62 Research Collaboration and License Agreement dated March 17, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company* (10)
     10.63 Stock Purchase Agreement dated April 30, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company (10)
     10.64 Employment Agreement dated May 10, 1999 between Ribozyme Pharmaceuticals and Dr. Wayne Cowens (10)
     10.65 Securities Purchase Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Elan Corporation, plc (11)
     10.66** License Agreement dated January 7, 2000 among Elan Pharmaceutical Technologies (a division of Elan Corporation, plc), Elan Pharma International Limited and Medizyme Pharmaceuticals, Ltd. (11)*
     10.67 Warrant dated January 7, 2000, issued to Elan International Services, Ltd. to purchase up to 200,000 shares of Ribozyme Pharmaceuticals' common stock (11)
     10.68 Warrant dated January 7, 2000 issued to Elan International Services Ltd. to purchase up to 300,000 shares of Ribozyme Pharmaceuticals' common stock (11)
     10.69 Convertible Promissory Note dated January 7, 2000, from Ribozyme Pharmaceuticals to Elan International Services, Ltd. (11)
     10.70** Subscription, Joint Development and Operating Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals, Elan Corporation, plc, Elan Pharma International Limited, Elan International Services, Ltd. and Medizyme Pharmaceuticals, Ltd.
                (11)*
     10.71 Funding Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan Pharmaceutical Technologies (a division of Elan Corporation, plc), Elan Pharma International Limited and Elan International Services, Ltd. (11)
     10.72** License Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals and Medizyme Pharmaceuticals, Ltd. (11)*
     10.73 Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd.
                (11)
     10.74 Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd. (11)
     10.75** Agreement dated January 31, 2000, between Ribozyme Pharmaceuticals and Avecia Limited (11)*
     10.76 Employment Agreement dated July 6, 2000 between Ribozyme Pharmaceuticals and Dr. Nassim Usman (12)
     10.77 Employment Agreement dated July 6, 2000, between Ribozyme Pharmaceuticals and Dr. Lawrence Blatt (12)
     10.78 Repurchase of Ribozyme Product agreement dated September 28, 2000 between Ribozyme Pharmaceuticals and Eli Lilly and Company
                (13)*
     10.79 Common Stock Purchase Agreement dated December 29, 2000 by and between Ribozyme Pharmaceuticals, Inc. and Acqua Wellington North America Equities Fund, Ltd. (15)
     10.80 Employment Agreement dated January 4, 2001 between Ribozyme Pharmaceuticals and Howard Robin
      23.1      Consent of Ernst & Young LLP, Independent Auditors

----------------
* Ribozyme Pharmaceuticals has applied for and received confidential treatment with respect to portions of these exhibits.

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

(12) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 10-Q for the quarter ended June 30, 2000.


(13) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 8-K dated September 28, 2000.

(14) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 8-K dated November 22, 2000.

(15) Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals' Form 8-K dated December 29, 2000.

(b)  REPORTS ON FORM 8-K

        A report on Form 8-K was filed on September 28, 2000 announcing the Repurchase of Ribozyme Product Agreement with Eli Lilly and Company.

        A report on Form 8-K was filed on November 22, 2000 announcing the Company's adoption of a Shareholder Rights Plan.

        A report on Form 8-K was filed on December 29, 2000 announcing the Stock Purchase Agreement entered into with Acqua Wellington North American Fund, Ltd.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Boulder, Colorado, on March 29, 2001.

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

           Signature                                             Title                                         Date
           ---------                                             -----                                         ----

     /s/ RALPH E. CHRISTOFFERSEN                 Chief Executive Officer and President (Principal          March 29, 2001
------------------------------------------       Executive Officer)
     Ralph E. Christoffersen, Ph.D.


        /s/ LAWRENCE E. BULLOCK                  Vice President, Administration Finance, Chief             March 29, 2001
------------------------------------------       Financial Officer and Secretary (Principal Financial
         Lawrence E. Bullock                     and Accounting Officer)


        /s/ DAVID T. MORGENTHALER                Chairman of the Board of Directors                        March 29, 2001
------------------------------------------
          David T. Morgenthaler


          /s/ JEREMY C. COOK                     Director                                                  March 29, 2001
------------------------------------------
            Jeremy C. Cook


           /s/ JOHN GROOM                        Director                                                  March 29, 2001
------------------------------------------
             John Groom


         /s/ DAVID ICHIKAWA                      Director                                                  March 29, 2001
------------------------------------------
            David Ichikawa


         /s/ SAMUEL R. SAKS                      Director                                                  March 29, 2001
------------------------------------------
         Samuel R. Saks, M.D.


         /s/ ANDERS WIKLUND                      Director                                                  March 29, 2001
------------------------------------------
            Anders Wiklund

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Ribozyme Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc., as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribozyme Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP

Denver, Colorado
February 23, 2001

                        RIBOZYME PHARMACEUTICALS, INC.
                                BALANCE SHEETS

                                                                                                        December 31
                                                                                                ------------------------------
                                                                                                    2000              1999
                                                                                                ------------      ------------
                                              ASSETS
                                              ------
Current assets:
  Cash and cash equivalents................................................................     $ 32,170,518      $  9,749,822
  Securities available-for-sale............................................................       32,304,162         4,250,259
  Accounts receivable......................................................................        1,278,161         1,545,164
  Accounts receivable--joint venture.......................................................        1,972,788                 -
  Accounts receivable--related parties.....................................................          344,934           484,729
  Notes receivable--related parties........................................................          101,437           138,903
  Prepaid expenses and other...............................................................          176,186           117,668
                                                                                                ------------      ------------
     Total current assets..................................................................       68,348,186        16,286,545
Property, plant, and equipment:
  Machinery and equipment..................................................................        7,867,836         7,330,368
  Leasehold improvements...................................................................        3,913,222         3,763,515
  Office furniture and equipment...........................................................        1,859,389         1,157,907
                                                                                                ------------      ------------
                                                                                                  13,640,447        12,251,790
Accumulated depreciation...................................................................      (10,074,081)       (8,447,884)
                                                                                                ------------      ------------
                                                                                                   3,566,366         3,803,906
Notes receivable--related parties..........................................................          214,750           313,750
Deferred patent costs, net of accumulated amortization (2000-$574,288; 1999-$379,558)......        4,858,036         4,231,307
Investment in joint venture................................................................        6,373,545                 -
Other assets...............................................................................          536,110           456,591
                                                                                                ------------      ------------
Total assets...............................................................................     $ 83,896,993      $ 25,092,099
                                                                                                ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
  Accounts payable--trade..................................................................     $  1,085,197      $    974,309
  Accrued wages............................................................................          214,003           198,100
  Accrued liabilities......................................................................        1,646,810           428,053
  Deferred revenue, current portion--related parties.......................................          400,000           400,000
  Current portion of long-term debt........................................................                -           200,455
                                                                                                ------------      ------------
     Total current liabilities.............................................................        3,346,010         2,200,917
Deferred revenue, long-term portion--related parties.......................................          800,006         1,200,001
Convertible debt--joint venture............................................................        2,743,213                 -
Convertible debt--related parties..........................................................        1,013,333         6,810,537

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
  Series A convertible exchangeable, 12,015 and no shares issued and outstanding at
   December 31, 2000 and 1999, respectively (preference in liquidation of $12,015,000).....              120                 -
  Series L convertible, 0 and 5 shares issued and outstanding at December 31, 2000 and
   1999, respectively......................................................................                -                 -
  Accreted preferred stock dividend........................................................          716,456                 -
  Common stock, $.01 par value; 60,000,000 shares authorized; 16,261,477 and 11,263,252
   shares issued and outstanding at December 31, 2000 and 1999, respectively...............          162,615           112,633

Additional paid-in capital.................................................................      175,099,769        98,894,100
Accumulated deficit........................................................................      (99,964,629)      (84,083,072)
Unrealized loss on securities available-for-sale...........................................           (5,424)           (2,399)
Deferred compensation......................................................................          (14,476)          (40,618)
                                                                                                ------------      ------------
     Total stockholders' equity............................................................       75,994,431        14,880,644
                                                                                                ------------      ------------
     Total liabilities and stockholders' equity............................................     $ 83,896,993      $ 25,092,099
                                                                                                ============      ============

                            See accompanying notes.

                        RIBOZYME PHARMACEUTICALS, INC.

                           STATEMENTS OF OPERATIONS

                                                                                  Year  ended December 31
                                                                        -------------------------------------------
                                                                            2000           1999           1998
                                                                        ------------   ------------   ------------
Revenues:
  Collaborative agreements............................................  $  8,301,545   $  5,797,456   $  8,962,813
  Collaborative agreements--joint venture.............................     6,052,429              -              -
  Collaborative agreements--related parties...........................     1,191,338      1,866,942              -
                                                                        ------------   ------------   ------------
     Total revenues...................................................    15,545,312      7,664,398      8,962,813
Expenses:
  Research and development............................................    21,721,055     15,394,602     16,941,652
  General and administrative..........................................     3,723,158      2,132,252      1,812,860
                                                                        ------------   ------------   ------------
     Total expenses...................................................    25,444,213     17,526,854     18,754,512
Operating loss........................................................    (9,898,901)    (9,862,456)    (9,791,699)
Other income (expense):
  Interest income.....................................................     3,195,989        614,045        634,569
  Interest expense....................................................      (150,840)      (551,954)      (703,711)
  Other income........................................................         4,000              -         25,045
  Equity in loss of unconsolidated affiliates.........................    (9,031,805)      (860,216)    (1,081,771)
                                                                        ------------   ------------   ------------
     Total other expense..............................................    (5,982,656)      (798,125)    (1,125,868)
                                                                        ------------   ------------   ------------
Net loss..............................................................   (15,881,557)   (10,660,581)   (10,917,567)
Accretion of dividends on preferred stock.............................       716,456              -              -
Net loss applicable to common stock...................................  $(16,598,013)  $(10,660,581)  $(10,917,567)
                                                                        ============   ============   ============
Net loss per share (basic and diluted)................................  $      (1.15)  $      (1.05)  $      (1.22)
Shares used in computing net loss per share...........................    14,390,068     10,158,244      8,978,355



                            See accompanying notes.

                        RIBOZYME PHARMACEUTICALS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                     Common Stock        Preferred Stock                Additional
                                                                ---------------------   -----------------   Accreted      Paid-In
                                                                  Shares      Amount     Shares    Amount   Dividend      Capital
                                                                ----------   --------   --------   ------   --------   ------------
Balance at December 31, 1997..................................   8,607,022   $ 86,070          -   $    -          -   $ 81,424,341
Issuance of common stock for cash.............................     465,117      4,651          -        -          -      2,495,349
Issuance of common stock under stock option,
  employee stock purchase and 401(k) plans....................     109,316      1,094          -        -          -        543,524
Compensation for issuance of common stock and options.........           -          -          -                            (29,001)
Net loss......................................................           -          -          -        -          -              -
Change in unrealized loss on securities available-for-sale....           -          -          -        -          -              -

Comprehensive loss............................................
                                                                ----------   --------   --------   ------   --------   ------------

Balance at December 31, 1998..................................   9,181,455     91,815          -        -          -     84,434,213
Issuance of common stock for cash--public offering,
 net of issuance costs of $976,588............................   1,800,000     18,000          -        -          -      5,305,412
Issuance of preferred stock for cash..........................           -          -          5        -          -      7,500,000
Issuance of common stock and warrants in exchange
 for patents..................................................     160,000      1,600          -        -          -      1,039,140
Issuance of common stock under stock option,
  employee stock purchase and 401(k) plans....................     121,797      1,218          -        -          -        575,981
Expense for repricing warrants................................           -          -          -        -          -         42,222
Compensation for issuance of common stock and options.........           -          -          -        -          -         (2,868)
Net loss......................................................           -          -          -        -          -              -
Change in unrealized loss on securities.......................           -          -          -        -          -              -

Comprehensive loss............................................
                                                                ----------   --------   --------   ------   --------   ------------

Balance at December 31, 1999..................................  11,263,252    112,633          5        -          -     98,894,100
Issuance of common stock for cash--public offering,
 net of issuance costs of $3,886,887..........................   3,150,000     31,500          -        -          -     52,841,653
Issuance of common stock for cash--Elan Corporation,
 net of issuance costs of $38,547.............................     641,026      6,410          -        -          -      4,954,099
Issuance of preferred stock for cash..........................           -          -     12,015      120          -     12,014,880
Issuance of common stock for cash--Eli Lilly & Company........     252,632      2,526          -        -          -      2,997,474
Conversion of convertible preferred stock for common shares...     636,640      6,366         (5)       -          -         (6,366)
Conversion of convertible debt for common shares..............      42,435        424          -        -          -        996,781
Issuance of common stock upon the exercise of warrants........      20,250        203          -        -          -           (203)
Issuance of common stock under stock option,
  employee stock purchase and 401(k) plans....................     255,242      2,553          -        -          -      1,394,358
Expense for vesting of performance stock options..............           -          -          -        -          -      1,732,198
Compensation for issuance of common stock options.............           -          -          -        -          -         (2,749)
Preferred stock dividends accrued.............................           -          -          -        -    716,456       (716,456)
Net loss......................................................           -          -          -        -          -              -
Change in unrealized loss on securities.......................           -          -          -        -          -              -

Comprehensive loss............................................
                                                                ----------   --------   --------   ------   --------   ------------
Balance at December 31, 2000..................................  16,261,477   $162,615     12,015   $  120   $716,456   $175,099,769
                                                                ==========   ========   ========   ======   ========   ============



                                                                               Unrealized
                                                                Accumulated      Loss on      Deferred
                                                                  Deficit      Securities   Compensation      Total
                                                                ------------   ----------   ------------   ------------
Balance at December 31, 1997..................................  $(62,504,924)  $   (5,064)  $   (130,312)  $ 18,870,111
Issuance of common stock for cash.............................             -            -              -      2,500,000
Issuance of common stock under stock option,
  employee stock purchase and 401(k) plans....................             -            -              -        544,618
Compensation for issuance of common stock and options.........             -            -         61,163         32,162
Net loss......................................................   (10,917,567)           -              -    (10,917,567)
Change in unrealized loss on securities available-for-sale....             -        5,064              -          5,064
                                                                                                           ------------
Comprehensive loss............................................                                              (10,912,503)
                                                                ------------   ----------   ------------   ------------

Balance at December 31, 1998..................................   (73,422,491)           -        (69,149)    11,034,388
Issuance of common stock for cash--public offering,
 net of issuance costs of $976,588............................             -            -              -      5,323,412
Issuance of preferred stock for cash..........................             -            -              -      7,500,000
Issuance of common stock and warrants in exchange
 for patents..................................................             -            -              -      1,040,740
Issuance of common stock under stock option,
  employee stock purchase and 401(k) plans....................             -            -              -        577,199
Expense for repricing warrants................................             -            -              -         42,222
Compensation for issuance of common stock and options.........             -            -         28,531         25,663
Net loss......................................................   (10,660,581)           -              -    (10,660,581)
Change in unrealized loss on securities.......................             -       (2,399)             -         (2,399)
                                                                                                           ------------
Comprehensive loss............................................                                              (10,662,980)
                                                                ------------   ----------   ------------   ------------

Balance at December 31, 1999..................................   (84,083,072)      (2,399)       (40,618)    14,880,644
Issuance of common stock for cash--public offering,
 net of issuance costs of $3,886,887..........................             -            -              -     52,873,153
Issuance of common stock for cash--Elan Corporation,
 net of issuance costs of $38,547.............................             -            -              -      4,960,509
Issuance of preferred stock for cash..........................             -            -              -     12,015,000
Issuance of common stock for cash--Eli Lilly & Company........             -            -              -      3,000,000
Conversion of convertible preferred stock for common shares...             -            -              -              -
Conversion of convertible debt for common shares..............             -            -              -        997,205
Issuance of common stock upon the exercise of warrants........             -            -              -              -
Issuance of common stock under stock option,
  employee stock purchase and 401(k) plans....................             -            -              -      1,396,911
Expense for vesting of performance stock options..............             -            -              -      1,732,198
Compensation for issuance of common stock options.............             -            -         26,142         23,393
Preferred stock dividends accrued.............................             -            -              -              -
Net loss......................................................   (15,881,557)           -              -    (15,881,557)
Change in unrealized loss on securities.......................             -       (3,025)             -         (3,025)
                                                                                                           ------------
Comprehensive loss............................................                                              (15,884,582)
                                                                ------------   ----------   ------------   ------------
Balance at December 31, 2000..................................  $(99,964,629)  $   (5,424)  $    (14,476)  $ 75,994,431
                                                                ============   ==========   ============   ============

                            See accompanying notes.

                        RIBOZYME PHARMACEUTICALS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                                        Year ended December 31
                                                                              ------------------------------------------
                                                                                  2000           1999           1998
                                                                              ------------   ------------   ------------
Operating activities
Net loss....................................................................  $(15,881,557)  $(10,660,581)  $(10,917,567)
Adjustments to reconcile net loss to net cash used by operating activities:
 Depreciation...............................................................     1,626,197      1,544,142      1,670,825
 Amortization...............................................................       194,730        108,230         92,107
 Equity in loss of unconsolidated affiliates................................     9,031,805        860,216      1,081,771
 Write-off of deferred patent costs.........................................             -         50,232         11,836
 Compensation related to common stock and options...........................     1,975,189        223,337        278,150
 Compensation related to issuance of affiliate's stock......................             -              -         81,000
 Compensation for forgiveness of notes receivable--related parties..........       136,466        102,466        126,466
 Expense related to warrant repricing.......................................             -         42,222              -
 Gain on sale of investment in corporate partner............................             -              -        (25,045)
 Loss on disposal of equipment..............................................             -              -            541
 Accrued interest included in convertible debt--related parties.............       141,864        465,925        291,723
 Recognition of deferred revenue--related parties...........................      (399,995)      (399,999)             -
 Changes in operating assets and liabilities:
  Accounts receivable.......................................................    (1,565,990)     1,868,688     (3,890,537)
  Prepaid expenses and other................................................       (58,518)       (32,902)        90,783
  Other assets..............................................................       (79,519)         3,924        (18,087)
  Accounts payable--trade...................................................       110,888        223,795       (154,167)
  Accrued wages and liabilities.............................................     1,234,660        230,010        150,186
  Deferred revenue--related parties.........................................             -              -      2,000,000
                                                                              ------------   ------------   ------------
Net cash used by operating activities.......................................    (3,533,780)    (5,370,295)    (9,130,015)

Investing activities
Additions to property, plant, and equipment.................................    (1,388,657)    (1,125,854)      (936,395)
Additions to deferred patent costs..........................................      (821,461)      (415,254)      (506,994)
Purchase of Innovir patents.................................................             -        (28,200)             -
Sale of investment in corporate partner.....................................             -              -        275,045
Net (purchases) sales of securities available-for-sale......................   (28,056,928)    (4,252,657)       804,680
Initial investment in unconsolidated affiliate..............................   (12,015,000)             -     (2,022,987)
Additional investment in joint venture......................................    (3,390,350)             -              -
Transfer of restricted cash.................................................             -              -         52,669
Loan repayments--related parties............................................             -         33,000          1,875
Loan advances--related parties..............................................             -       (307,187)       (50,000)
                                                                              ------------   ------------   ------------
Net cash used by investing activities.......................................   (45,672,396)    (6,096,152)    (2,382,107)

Financing activities
Net proceeds from sale of common stock and exercised warrants...............    74,025,976     13,202,936      2,798,630
Payments under loan facilities..............................................    (7,100,455)      (498,179)    (2,077,771)
Borrowings under loan facilities............................................     4,701,351      2,000,000      2,000,000
                                                                              ------------   ------------   ------------
Net cash provided by financing activities...................................    71,626,872     14,704,757      2,720,859
                                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........................    22,420,696      3,238,310     (8,791,263)
Cash and cash equivalents at beginning of year..............................     9,749,822      6,511,512     15,302,775
                                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year....................................  $ 32,170,518   $  9,749,822   $  6,511,512
                                                                              ============   ============   ============

                            See accompanying notes.

                         RIBOZYME PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

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


Capital Requirements and Management's Plans

     The Company incurred a net loss of $15,881,557 for the year ended December 31, 2000 and has an accumulated deficit of $99,964,629 at December 31, 2000. Development of the Company's products will require a commitment of substantial additional funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market and to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including, among others, the progress of the Company's research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company's existing research relationships, determination as to the commercial potential of the Company's potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures.


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


Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and short-term investments. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash primarily in money market instruments, and municipal and floating rate bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. To date, the Company has not experienced significant losses on any of these investments.

                        RIBOZYME PHARMACEUTICALS, INC.

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

     In 2000, 1999 and 1998, Chiron accounted for approximately 29%, 52% and 70% of collaborative revenues, respectively. In 2000 Medizyme accounted for approximately 39% of collaborative revenues. Revenues from Chiron and Medizyme were for nonrefundable, ongoing research and development fees.


Research and Development Expenses

     Research and development costs are expensed as incurred.

                        RIBOZYME PHARMACEUTICALS, INC.

Accounting for Investments in Affiliates

     The Company accounts for its investments in Medizyme Pharmaceuticals, Ltd. (Medizyme) and Atugen under the equity method. The Company has recorded its share of Medizyme's net losses against its cost basis. In 1999, the Company had absorbed its entire cost basis in Atugen through its share of Atugen's net losses and since the Company has no other funding commitments to Atugen the Company has ceased recording it share of Atugen's net losses.


Reclassifications

     Certain amounts in the December 31, 1999 and 1998 financial statements were reclassified to conform with the December 31, 2000 presentation. These reclassifications had no impact on the reported results of operations.


Impact of Recently issued Accounting Standards

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As amended, SAB 101, outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies, including revenue earned from collaborations between companies. The SEC deferred the implementation date of SAB 101 until the quarter ended December 31, 2000, with retroactive application to the beginning of the Company's calendar year. The Company believes that revenue recorded through December 31, 2000 complies with SAB 101.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has no derivative instruments and therefore the adoption of SFAS No. 133 had no effect on the Company's financial statements.

     In March 2000, the FASB issued Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25 for certain issues, such as the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Adoption of FIN 44 did not change the Company's existing accounting policies or disclosures.


2. Securities Available-for-Sale

     At December 31, 2000 and 1999 management determined that certain marketable securities held by the Company were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. There were no gross realized gains or losses on sales of securities available-for-sale in 2000, 1999 or 1998.

                        RIBOZYME PHARMACEUTICALS, INC.

3.   Long-Term Debt

        Long-term debt as of December 31, 2000 and 1999, consists of the following:

                                                       2000            1999
                                                       ----            ----
     Equipment loan (I)............................ $        -      $  200,455
     Convertible debt--related parties (II)........  1,013,333       6,810,537
     Convertible debt--joint venture (III).........  2,743,213               -
                                                    ----------      ----------
                                                    $3,756,546      $7,010,992
                                                    ==========      ==========

I. In December 1995, the Company negotiated an equipment credit facility of $2,000,000 with a financial institution. The facility commitment was terminated on June 30, 1997. The agreement required monthly principal and interest payments through November 2000 at which time the loan was paid off. The interest rate on these borrowings was 12% at December 31, 1999.
II. In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company may borrow from the corporate partner up to $2.0 million annually through 2001. The loans are collateralized 50% by equipment purchases. The loans carry an interest rate of 8% per annum and under certain circumstances are convertible into equity at the option of the corporate partner. Principal and interest payments on the loans are deferred until maturity of the loans which is in April 2004. In April 2000, the Company paid down $6.9 million of the outstanding debt with proceeds from a public offering. In June 2000, the corporate partner elected to convert the remaining balance of approximately $997,000 into 42,435 shares of the Company's common stock. In October 2000, the Company took an additional $1.0 million draw down on the debt facility. The collaboration and loan facility may be terminated at the option of the corporate partner any time.
III. In January 2000, the Company entered into a joint venture agreement with a corporate partner for the development and commercialization of a potential product to treat breast and other cancers. The development of the drug will require funds of up to $15 million and therefore the corporate partner has made available to the Company a convertible promissory note to fund up to $12,015,000 of development expenses through January 2006. The note carries an interest rate of 12% compounded on a semi-annual basis. At the sole discretion of the corporate partner, the note is convertible into the Company's Series B Preferred Convertible Stock. In lieu of conversion, principal and interest payments on the note are deferred until the note matures in January 2006.

        Cash paid for interest for the years ended December 31, 2000, 1999 and 1998 was $892,199, $84,029 and $411,988, respectively. At December 31, 2000 the carrying amounts of the Company's long-term debt approximates the fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

As of December 31, 2000, maturities of long-term debt are as follows:


                                                      Amount
                                                      ------
     2001.......................................    $        -
     2002.......................................             -
     2003.......................................             -
     2004.......................................     1,013,333
     2005.......................................             -
           Thereafter...........................     2,743,213
                                                    ----------
                                                    $3,756,546
                                                    ==========


4.   Leases

        The Company leases office space in two buildings under noncancelable operating leases that expire in October 2006 and June 2007. According to the terms of the leases, rent for the buildings will increase each year based on Consumer Price Index increases, with a minimum of 3.5% and a maximum of 6.0%. Total rent expense, including miscellaneous laboratory equipment rentals, was $453,686, $398,452 and $493,188 in 2000, 1999 and 1998, respectively.

                        RIBOZYME PHARMACEUTICALS, INC.

     The Company's minimum operating lease commitments at December 31, 2000 are as follows:


           2001........................................   $  917,064
           2002........................................      935,176
           2003........................................      939,094
           2004........................................      954,376
           2005........................................      974,457
           2006 and thereafter.........................    1,083,120
                                                          ----------
                                                          $5,803,287
                                                          ==========

           Under a separate agreement, the Company subleases a portion of their building to Atugen, an unconsolidated affiliate. The sublease expires in October 2002. Rental income from Atugen for 2000 and 1999 was $102,577 and $73,123, respectively. Estimated rental income for 2001 is $190,000 and rent for 2002 will increase subject to the terms of the Company's master lease for the building.

5.   Stockholders' Equity

           Employee Stock Purchase Plan The Company adopted an Employee Stock Purchase Plan (the Purchase Plan), authorizing the issuance of 300,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, each offering is twenty-four months' duration with purchases occurring on each October 31 and April 30 during each offering. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company's Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased. As of December 31, 2000, 222,513 shares have been issued under the Purchase Plan.

           Stock Option Plans The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the Plans, as amended), under which it authorized stock option grants to purchase up to 2,767,154 shares of the Company's common stock to eligible employees, consultants, and other individuals, as defined in the Plans. Options to purchase the Company's common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally past options became exercisable at twenty percent at the end of each of years one through five. However, in December 2000 the Board of Directors approved future vesting of grants at twenty-five percent at the end of each of years one through four. If not exercised, the options expire after ten years. The Board of Directors has also granted certain employees options vesting upon achievement of certain contingent milestone events.

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

                        RIBOZYME PHARMACEUTICALS, INC.

     Changes in stock options for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                                                       Exercise
                                                                                  Options                Price
                                                                                  -------              --------
Outstanding at December 31, 1997........................................          1,218,890          $ .45--$15.25
Options granted.........................................................          1,174,560          $3.00--$ 8.13
Options exercised/canceled..............................................         (1,045,878)         $ .45--$15.25
                                                                                 ----------          -------------
Outstanding at December 31, 1998........................................          1,347,572          $ .45--$12.78
Options granted.........................................................            598,759          $4.13--$11.31
Options exercised/canceled..............................................           (213,891)         $ .45--$12.78
                                                                                 ----------          -------------
Outstanding at December 31, 1999........................................          1,732,440          $ .45--$12.78
Options granted.........................................................            619,510          $9.13--$58.75
Options exercised/cancelled.............................................           (276,037)         $ .45--$58.75
                                                                                 ----------          -------------
Outstanding at December 31, 2000........................................          2,075,913          $ .45--$31.25
                                                                                 ==========          =============

     The weighted average exercise price of options outstanding at December 31, 2000, 1999 and 1998 was $8.83, $6.52 and $4.21, respectively.

     Stock options vest as follows:

                                                                                                   Options
                                                                                                   -------
Currently exercisable.......................................................................        724,316
2001........................................................................................        312,803
2002........................................................................................        277,185
2003........................................................................................        276,639
2004........................................................................................        161,598
2005 and thereafter.........................................................................         37,392
Contingent vesting..........................................................................        285,980
                                                                                                  ---------
  Total.....................................................................................      2,075,913
                                                                                                  =========

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                                                                                    Options
                                            Options Outstanding                                    Exercisable
                             ----------------------------------------------------         -------------------------------
                                                 Weighted
                                                  Average           Weighted                                 Weighted
           Range of            Number            Remaining           Average               Number             Average
        Exercise Price       outstanding       Contractual Life    Exercise Price         Exercisable      Exercise Price
      ----------------       -----------       ----------------    --------------         -----------      --------------
       $0.45 -  $ 2.70            97,699             3.53              $ 1.73                  94,366          $ 1.70
       $3.00 -  $ 5.13           736,134             7.84                3.47                 338,712            3.33
       $5.25 -  $ 7.94           327,164             7.91                5.66                 178,836            5.63
       $8.13 -  $ 9.13           277,836             8.83                8.16                  80,212            8.20
      $10.06 -  $11.50           270,500             9.69               11.44                  17,690           10.88
      $12.06 -  $24.38           128,480             9.52               17.15                   3,900           12.78
      $24.69 -  $31.25           238,100             9.63               25.97                  10,600           25.96
                             -----------                                                  -----------

       $0.45 -  $31.25         2,075,913             8.33              $ 8.83                 724,316          $ 4.79
                             ===========             ====              ======             ===========          ======

                        RIBOZYME PHARMACEUTICALS, INC.

     Stock Based Employee Compensation The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 2000, 1999 and 1998, the Company recorded $23,393, $25,663 and $32,162, respectively, of compensation relating to the grant of stock options and the Anti-dilution Agreement, all of which relates to pre-IPO issuances that have been deferred until vesting has been completed. In addition, the Company recorded expense of $1.7 million during 2000 related to performance stock options that vested due to achievement of specific performance criteria during the year.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.6%, 6.1% and 4.7%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.08, .971 and .967; and a weighted-average expected life of the option of 6 years. The weighted average fair value of stock options granted during 2000, 1999 and 1998 was $18.53, $5.42 and $4.04, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                            2000                 1999                 1998
                                                        ------------         ------------         ------------
        Pro forma net loss                              $(17,699,435)        $(12,071,278)        $(11,948,280)
        Pro forma net loss applicable to common stock   $(18,415,891)        $(12,071,278)        $(11,948,280)
        Pro forma loss per share (basic and diluted)    $      (1.28)        $      (1.19)        $      (1.33)


     Equity Financing Facility In November 2000, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) to set up an equity financing facility covering the sale of up to $60 million of the Company's common stock. The financing will be made pursuant to a shelf registration filed by the Company with the Securities and Exchange Commission (SEC) covering the sale of up to 3 million shares of its common stock. The shelf registration was declared effective by the SEC in November 2000. The shares may be sold at the Company's discretion and as market conditions warrant at a small discount to market at the time of sale. The Company will control the quantity and timing of each incremental sale of stock. Proceeds from the sale of stock will be used by the Company for general corporate purposes.

     Shareholder Rights Plan In November 2000, the Company adopted a Shareholder Rights Plan (the Rights Plan) designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company. The Rights Plan imposes a significant penalty upon any person or group that acquires 15 percent or more of the Company's outstanding common stock without the approval of the RPI Board. Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on December 8, 2000. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15 percent or more of the Company's common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company's common stock or shares in an acquiring entity at one-half of market value. The rights expire on December 8, 2010.

                        RIBOZYME PHARMACEUTICALS, INC.

     Common Stock Reserved Below is a summary of common stock reserved by the Company at December 31, 2000 for issuance upon the exercise of the various options, warrants and the 401(k) plan and Purchase Plan.

                                                                                                 SHARES
                                                                                                ---------
        Stock option plans...................................................................   2,360,296
        Employee stock purchase plan.........................................................      77,487
        Employee 401(k) stock match..........................................................     211,598
        Warrants at $12.00 per share (expires in 2006).......................................     350,000
        Warrants at $15.00 per share (expires in 2002).......................................     200,000
        Warrants at $15.75 per share (no expiration).........................................       1,270
        Warrants at $20.00 per share (expires in 2007).......................................     300,000
        Warrants at $22.50 per share (2,222 warrants expire in 2005, remainder in 2006)......     448,888
        Warrants at $40.50 per share (expires in 2001).......................................      11,111
                                                                                                ---------
                                                                                                3,960,650
                                                                                                =========

     The Company's ability to pay dividends is restricted by the terms of its collaborative, convertible debt and equipment loan facility agreements.


6.   Unconsolidated German Affiliate - Atugen

     In 1998, the Company transferred its gene function and target validation business and technology to Atugen, a separately funded German affiliate. Financing for Atugen was accomplished through an equity investment of $2.0 million in cash from the Company in 1998, a venture capital investment of $7.0 million and a commitment by the German government to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, the Company retained a 49.5% ownership in Atugen. However, since formation, Atugen has had additional rounds of financing and as a result, the Company retained a 31.6% ownership in Atugen at the end of 2000. The Company accounts for its investment in Atugen under the equity method of accounting. In connection with its formation, Atugen received exclusive royalty-free licenses to the Company's patents and technologies for target validation and discovery in exchange for a one-time $2.0 million payment which was received by the Company in January 1999. The entire amount of this one-time payment was deferred at December 31, 1998 and is being amortized over the five-year term of the license agreement and is reflected in the Company's equity in earnings. As of December 31, 1999, the Company had absorbed its entire cost basis in this equity investment through its share of Atugen's net losses.

     According to a service agreement executed by both parties, the Company will provide management support, technologies, facilities and reagents to Atugen for reasonable fees. The Company will retain rights to develop ribozyme therapeutic agents against targets validated by Atugen.


7.   Collaborative Agreements

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

     In 1998, the Company received $5.0 million from Chiron related to the joint product development of ANGIOZYME, the Company's lead product candidate for the treatment of solid tumor cancers. The non recurring payment was a reimbursement for 50% of past expenses incurred by the Company for the preclinical development of ANGIOZYME.

                        RIBOZYME PHARMACEUTICALS, INC.

In addition, the Company recorded revenue from Chiron of $4,529,795, $4,015,010 and $1,048,138, in 2000, 1999 and 1998, respectively, for 50% of ANGIOZYME clinical development expenses incurred by the Company. There are no future obligations between the Company and Chiron related to revenues which were fully recognized in 2000, 1999 and 1998.

     In connection with the Company's collaboration with Chiron, an operational audit was performed by Chiron's internal audit department for years ending December 31, 2000 and 1999. As a result of this audit, the rate the Company charges per researcher working on the ANGIOZYME collaboration has been brought into question. The Company and Chiron have been discussing this matter and expect a resolution in the near term. However, currently it is uncertain as to whether or not an increase or decrease to the rate is necessary, or whether any such change will be prospectively or retroactively applied. The Company does not expect any material changes to the rate charged per researcher or any other matters of significance related to this collaboration.

Schering AG, Berlin

     On April 9, 1997, the Company entered into a research collaboration with Schering AG, Berlin, (Schering AG) focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents. The collaboration utilizes the special selectivity of ribozymes to validate new molecular therapeutic targets and to discover new therapeutic agents based on those targets. The Company provides its expertise in ribozyme design, synthesis and delivery, and Berlex Laboratories, Inc., a U.S. subsidiary of Schering AG (Berlex) will provide candidate targets, cell culture screens, animal models and development and commercialization expertise to the collaboration. Since the formation of Atugen in 1998, the Company has subcontracted work related to the collaboration to Atugen. Subsequently, all revenues from Berlex have been transferred to Atugen as well.

     Schering AG made an equity investment in the Company in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided a loan of $2.0 million in each of years 1997, 1998, 1999 and 2000. Schering AG is expected to provide a loan of up to $2.0 million in 2001, provided that the collaboration is continued. According to the terms of the Company's agreement with Schering AG, 50% of any borrowings on the line of credit must be collateralized by equipment purchases. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances. In April 2000, after the completion of a public offering, the Company paid down $6.9 million of the outstanding borrowings from Schering AG. In June 2000, Schering AG converted the remaining balance of $997,205 into 42,435 shares of the Company's common stock at the market closing price on June 19, 2000 of $23.50. At December 31, 2000, the outstanding borrowings of $1.0 million were convertible into approximately 70,800 shares of the Company's common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non- ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. Upon payment of termination fees paid to the Company, the research collaboration may be terminated at Schering AG's option any time.


Eli Lilly and Company

     In March 1999, the Company entered into a collaboration with Eli Lilly and Company (Eli Lilly) to conduct research, development and commercialization of the Company's ribozyme for the treatment of Hepatitis C virus infection, HEPTAZYME. Under the terms of the agreement, the Company received approximately $9.2 million in 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment purchasing five shares of the Company's non-voting convertible Series L preferred stock which was completed in April 1999. Each share of Series L Convertible Preferred Stock was convertible into shares of the Company's common stock based upon milestones related to the development and commercialization of HEPTAZYME.

     In September 2000, the Company entered into an agreement with Eli Lilly to repurchase all rights to HEPTAZYME. Eli Lilly had directed the clinical trials for HEPTAZYME to date under the licensing agreement. According to the repurchase agreement, the Company reacquired the global rights to HEPTAZYME and will direct all subsequent clinical trials. In addition, the Company agreed to pay royalties to Eli Lilly on future net sales of HEPTAZYME, as well as milestone payments if the Company completes an agreement for the development or marketing

                        RIBOZYME PHARMACEUTICALS, INC.

rights to HEPTAZYME with a third party or if the Company files a New Drug Application for HEPTAZYME, whichever comes first. Pursuant to the repurchase agreement, Eli Lilly converted the outstanding five shares of the Company's Series L Convertible Preferred Stock into 636,640 shares of common stock on December 28, 2000 (the Termination Date). The conversion price was based on a preferred share value of $1.5 million for each of the five shares outstanding. The price per share of the common stock was based on the average closing price of the Company's common stock for the 30 days prior to the Termination Date. In addition, the Company issued to Eli Lilly $3,000,000 of its common stock, which resulted in 252,632 shares, as payment for Eli Lilly's efforts in generating and providing data. The price per share was based on the closing market price of the Company's common stock on the Termination Date. In return, Eli Lilly paid the Company a termination fee of approximately $2.8 million. The Company recorded the $225,891 difference between the value of the stock issued and the termination fee as a collaboration expense in December 2000.


Elan Corporation

     In January 2000, the Company formed a joint venture with Elan Corporation
(Elan) for the development and commercialization of HERZYME, the Company's product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD(R) system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home.

     Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. The Company's $12.0 million capital contribution was funded by the sale to Elan of (i) 12,015 shares of the Company's Series A Convertible Exchangeable Preferred Stock (the Series A Preferred Stock), (ii) a warrant to purchase up to 200,000 shares of the Company's common stock at an exercise price of $15.00 per share with a term of two years, and (iii) a warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price of $20.00 per share with a term of seven years. The Series A Preferred Stock has a stated dividend rate of 6.0% which is payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share. At December 31, 2000, the Company has recorded $716,456 as an accreted dividend related to this preferred stock arrangement.

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

     Medizyme paid Elan in cash a $15.0 million non-refundable license fee for the MEDIPAD(R) drug delivery technology. As a result of this licensing transaction, Medizyme capitalized the entire license fee and is amortizing the balance over the three year term of the agreement. The Company estimates that funding for Medizyme will require approximately $15.0 million in additional operating and development costs. In connection with expected funding requirements, Elan has agreed to provide the Company with a $12.0 million credit facility to fund the Company's pro rata portion of Medizyme's operating costs over the development period, which is expected to be 30 months. The debt has a 12% interest rate and may be converted into shares of the Company's Series B Convertible Preferred Stock (the Series B Preferred Stock), which ultimately is convertible into shares of the Company's common stock at a 50% premium to the average price of its common stock for the 60 days prior to the time of the applicable draw down on the credit facility. The Series B Preferred Stock has a stated dividend rate of 12%, which is payable semi-annually through the issuance of additional shares of Series B Preferred Stock at a nominal value of $1,000
per share.   During 2000, the Company borrowed $2.7 million on the credit facility. For the year ended December 31, 2000, the Company recorded $6.1 million in revenue from Medizyme, of the total $6.2 million of research and development expenses recorded by Medizyme, and recorded $9.0 million as equity in the net loss of Medizyme.

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

                        RIBOZYME PHARMACEUTICALS, INC.

     The joint venture agreement provides for equal representation by the Company and Elan in the operating and management decisions of Medizyme. Due to the significant minority investor rights retained by Elan Corporation, and its subsidiaries, the Company accounts for its investment in Medizyme under the equity method of accounting. The following table presents unaudited summary financial information for Medizyme as of December 31, 2000.


Balance Sheet:
--------------
                                 Assets
                                 ------
Cash and cash equivalents                                                  $     10,696
 License Fee, net                                                            10,000,000
                                                                           ------------
   Total Assets                                                            $ 10,010,696
                                                                           ============

                  Liabilities and Stockholders' Equity
                  ------------------------------------

 Accounts payable and accrued liabilities                                  $  2,044,015
 Convertible preferred stock, $1.00 par value; 6,000 shares authorized,
  6,000 shares issued and outstanding at December 31, 2000                        6,000
 Common stock, $1.00 par value; 6,000 shares authorized,
  6,000 shares issued and outstanding at December 31, 2000                        6,000
 Additional paid-in capital                                                  14,988,000
 Contributed surplus                                                          4,232,647
 Accumulated deficit                                                        (11,265,966)
                                                                           ------------
   Total liabilities and stockholders' equity                              $ 10,010,696
                                                                           ============

Results of Operations:
----------------------

 Net investment income                                                     $        471

 Research and development expense                                             6,242,801
 License fee                                                                  5,000,000
 General and administrative                                                      23,636
                                                                           ------------
   Total operating expenses                                                  11,266,437
                                                                           ------------
 Net loss                                                                  $(11,265,966)
                                                                           ============

8.   Commitments and Contingencies

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

                        RIBOZYME PHARMACEUTICALS, INC.

     The Company, along with one or more of its officers or directors, are defendants in several related lawsuits which purport to be class actions on behalf of purchasers of common stock of the Company on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege the defendants violated certain federal securities laws based upon an allegedly misleading announcement made on November 15, 1999. The cases have been consolidated in the United States District Court, District of Colorado. As of February 2001, the lawsuits have entered a discovery phase, with all discovery to be completed by October 1,
2001.  Trial to a jury has been scheduled to commence on July 2, 2002.   The
Company intends to vigorously defend itself against the allegations.

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


9.   Related Party Transactions

     At December 31, 2000, 1999 and 1998, the Company had a total of $316,187, $295,000 and $280,932, respectively, of non-interest bearing loans due from executive officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed 5 years. The Company forgave $136,466, $88,000 and $126,466, of these loans during each of the years ending December 31, 2000, 1999 and 1998, respectively.


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

     At December 31, 2000, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

                                    Net         Research and       State
                                 Operating      Development     Investment
        Expiration Date           Losses          Credits         Credits
        ---------------         -----------     ------------    ----------
        2001..................  $         -     $          -    $    6,000
        2007..................    3,506,000          101,000             -
        2008..................    7,363,000          185,000             -
        2009..................    9,239,000          316,000             -
        2010..................   11,953,000          139,000             -
        2011..................   15,125,000          181,000             -
        2012..................   15,291,000          296,000             -
        2018..................   10,109,000          475,000             -
        2019..................    8,215,000          405,000             -
        2020..................    5,729,000          735,000             -
                                -----------     ------------    ----------
           Total..............  $86,530,000     $  2,833,000    $    6,000
                                ===========     ============    ==========

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

                        RIBOZYME PHARMACEUTICALS, INC.

     The components of the Company's deferred tax assets and liabilities, net of taxes, as of December 31, 2000 and 1999 are as follows:

                                                                            2000                 1999
                                                                        ------------         ------------
            Deferred tax assets:
              Net operating loss carryforwards..................        $ 32,276,000         $ 31,069,000
              Research and development and state investment
               credit carryforwards..............................          2,839,000            2,118,000
              Depreciation......................................             804,000              592,000
              Equity in loss of unconsolidated affiliate........           3,690,000              724,000
              Deferred income...................................             298,000                    -
              Other.............................................              20,000               23,000
                                                                        ------------         ------------
                                                                          39,927,000           34,526,000
              Valuation allowance...............................         (38,407,000)         (32,716,000)
                                                                        ------------         ------------
              Net deferred tax assets...........................           1,520,000            1,810,000
            Deferred tax liabilities:
              Deferred patent costs.............................           1,407,000            1,178,000
              Deferred income...................................                   -              597,000
              Other.............................................             113,000               35,000
                                                                        ------------         ------------
              Total deferred tax liabilities....................           1,520,000            1,810,000
                                                                        ------------         ------------
                                                                        $          -         $          -
                                                                        ============         ============

11.  Employee Savings Plan

     The Company has a 401(k) plan which allows participants to contribute 1% to 20% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company's common stock. In 2000, 1999 and 1998, the Board approved a 50% common stock match equal to total participant deferrals made in each respective year. The Company stock match is subject to vesting restrictions.

12.  Quarterly Results (Unaudited)


                                          1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                                          -----------       -----------       -----------      -----------
        2000
        ----
        Total revenues..............      $ 3,869,866       $ 3,880,969       $ 4,431,417      $ 3,363,060
        Total expenses..............        5,903,705         4,980,378         6,643,395        7,916,735
        Other expense...............        1,688,176           825,367         1,747,890        1,721,223
        Accretion of dividends......                -           360,450           180,225          175,781
                                          -----------       -----------       -----------      -----------
        Net loss....................       (3,722,015)       (2,285,226)       (4,140,093)      (6,450,679)
                                          ===========       ===========       ===========      ===========
        Basic and diluted net loss
        per share...................      $     (0.31)      $     (0.15)      $     (0.27)     $     (0.42)


        1999
        ----
        Total revenues..............      $ 1,701,235       $ 2,175,738       $ 1,806,849      $ 1,980,576
        Total expenses..............        4,319,729         4,161,728         4,266,921        4,778,476
        Other (expense) income......         (516,500)         (240,198)         (105,100)          63,673
                                          -----------       -----------       -----------      -----------
        Net loss....................       (3,134,994)       (2,226,188)       (2,565,172)      (2,734,227)
                                          ===========       ===========       ===========      ===========
        Basic and diluted net loss
        per share...................      $     (0.34)      $     (0.24)      $     (0.23)     $     (0.24)
