Form 10-Q
period 2001-03-31
RIBOZYME PHARMACEUTICALS INC
filed 2001-05-15
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended March 31, 2001

                                      or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 4, 2001 was 16,374,503.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q


PART 1 - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.  Financial Statements


         Condensed Balance Sheets as of March 31, 2001 (unaudited) and
         December 31, 2000..............................................   3

         Condensed Statements of Operations - Three Months Ended
         March 31, 2001 and 2000 (unaudited)............................   4

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 2001 and 2000 (unaudited)............................   5

         Notes to Condensed Financial Statements (unaudited)............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  13

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds......................  13

Item 6.  Exhibits and Reports on Form 8-K...............................  14

SIGNATURES..............................................................  15

Exhibit Index...........................................................  16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------
                                                   March 31,      December 31,
                                                     2001            2000
                                                 -------------    ------------
                                                  (unaudited)
Current assets
--------------
  Cash and cash equivalents                      $  36,815,249    $ 32,170,518
  Securities available-for-sale                     17,268,712      32,304,162
  Accounts receivable                                3,268,543       1,278,161
  Accounts receivable-joint venture                  3,920,015       1,972,788
  Accounts receivable-related parties                  593,665         344,934
  Prepaid expenses and other current assets            304,910         277,623
                                                 -------------    ------------
Total current assets                                62,171,094      68,348,186

Property, plant and equipment, net                   3,911,626       3,566,366

Notes receivable-related parties                       519,750         214,750
Deferred patent costs, net                           4,902,052       4,858,036
Investment in joint venture                          3,730,098       6,373,545
Other assets                                           537,110         536,110
                                                 -------------    ------------

Total assets                                     $  75,771,730    $ 83,896,993
                                                 =============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities
-------------------
  Accounts payable-trade                         $   1,965,692    $  1,085,197
  Accrued expenses                                   3,401,263       1,860,813
  Deferred revenue, current portion-related
  parties                                              400,000         400,000
                                                 -------------    ------------
Total current liabilities                            5,766,955       3,346,010

Deferred revenue, long-term portion-related
  parties                                              700,007         800,006
Convertible debt-joint venture                       2,823,358       2,743,213
Convertible debt                                     2,040,000       1,013,333

Stockholders' equity
--------------------
  Preferred stock                                          120             120
  Accreted preferred stock dividend                    907,723         716,456
  Common stock                                         163,336         162,615
  Additional paid-in capital                       175,255,178     175,099,769
  Deferred compensation and other                       (7,958)        (19,900)
  Accumulated deficit                             (111,876,989)    (99,964,629)
                                                 -------------    ------------
Total stockholders' equity                          64,441,410      75,994,431
                                                 -------------    ------------

Total liabilities and stockholders' equity       $  75,771,730    $ 83,896,993
                                                 =============    ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                ---------------------------
                                                    2001           2000
                                                ------------    -----------
Revenues:
 Collaborative agreements                       $    536,304    $ 2,539,571
 Collaborative agreements-joint venture            1,302,513        972,251
 Collaborative agreements-related parties            278,445        358,044
                                                ------------    -----------
 Total revenues                                    2,117,262      3,869,866

Expenses:
 Research and development                         11,137,759      4,864,835
 General and administrative                        1,021,795      1,038,870
                                                ------------    -----------
Total expenses                                    12,159,554      5,903,705

Operating loss                                   (10,042,292)    (2,033,839)

Other income (expense):
 Interest income                                     877,460        247,689
 Interest expense                                   (106,813)      (138,039)
 Other income                                          2,732
 Equity in loss of unconsolidated affiliate       (2,643,447)    (1,797,826)
                                                ------------    -----------
Total other income (expense)                      (1,870,068)    (1,688,176)

Net loss                                         (11,912,360)    (3,722,015)

Accretion of dividends on preferred stock            191,267

Net loss applicable to common stock             $(12,103,627)   $(3,722,015)
                                                ============    ===========

Net loss per share (basic and diluted)          $      (0.74)   $     (0.31)
                                                ============    ===========

Shares used in computing net loss per share       16,291,660     11,875,081
                                                ============    ===========

See notes to condensed financial statements

                         RIBOZYME PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                      ----------------------------
                                                          2001           2000
                                                      ------------   -------------
Operating Activities
Net loss                                              $(11,912,360)  $ (3,722,015)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation and amortization                             465,453        442,043
 Equity in loss of unconsolidated affiliate              2,643,447      1,797,826
 Compensation related to common stock and options                         681,133
 Compensation for forgiveness of notes
   receivable-related parties                               30,000         42,466
 Accrued interest included in convertible debt             106,812        137,322
 Expense related to issuance of warrants                   103,050
 Expense related to issuance of common stock               275,000
 Gain on disposal of equipment                               2,732
 Changes in operating assets and liabilities:
   Accounts receivable                                  (4,186,340)    (1,633,425)
   Prepaid expenses and other current assets                37,713       (317,663)
   Other assets                                             (1,000)            --
   Accounts payable-trade                                  880,495        568,129
   Accrued expenses                                      1,540,450        131,872
   Deferred revenue-related parties                        (99,999)       (99,998)
                                                      ------------   ------------
 Net cash used in operating activities                 (10,114,547)    (1,972,310)

Investing activities
 Additions to property, plant and equipment               (766,024)      (163,370)
 Additions to deferred patent costs                        (91,437)      (165,632)
 Net sales of securities available-for-sale             15,047,391      3,153,491
 Investment in unconsolidated affiliate                         --    (12,015,000)
 Loan advances-related parties                            (400,000)            --
                                                      ------------   ------------
 Net cash provided by (used) in investing
  activities                                            13,789,930     (9,190,511)

Financing activities
 Net proceeds from sale of common and preferred
  stock                                                    (30,652)    17,474,379
 Payments under loan facilities                                 --       (107,973)
 Borrowings under loan facilities                        1,000,000      1,000,000
                                                      ------------   ------------
 Net cash provided by financing activities                 969,348     18,366,406

Net increase in cash and cash equivalents                4,644,731      7,203,585
Cash and cash equivalents at beginning of period        32,170,518      9,749,822
                                                      ------------   ------------
Cash and cash equivalents at end of period            $ 36,815,249   $ 16,953,407
                                                      ============   ============

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

Note 1:  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

     Certain amounts in the 2000 financial statements have been reclassified in order to conform with the 2001 presentation.

Note 2:  Medizyme

     In January 2000, the Company formed a joint venture with Elan Corporation
(Elan) for the development and commercialization of HERZYME, the Company's product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD(R) system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. We filed an IND for HERZYME in Canada in February 2001, which was approved in April 2001.

     Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. Estimated funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan has provided the Company with a $12.0 million credit facility on a draw-down basis for the Company to use, if desired, to fund the Company's portion of Medizyme operating costs over a 30-month period. The debt carries a 12% rate and may ultimately be converted into the Company's common stock at a 50% premium to the average price of the common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

     While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights", therefore the Company accounts for its investment in Medizyme under the equity method of accounting. During the three-month period ended March 31, 2001, the Company recognized $1.3 million in contract revenues for research and development activities performed for Medizyme. This amount is included in the Company's revenues as Collaborative agreements-joint venture for the related period.

     The unaudited results of operations of Medizyme for the three-month period ended March 31, 2001 are as follows (in thousands):

          Revenue                      $   --

          Research and development      2,050
          License fee                   1,250
                                       ------
          Net loss                     $3,300
                                       ======

Note 3:  Subsequent Event

     In May 2001, the Company announced the formation of a strategic alliance with Archemix Corporation, a Massachusetts privately held biotechnology company, that will allow both companies to capitalize on reciprocal intellectual property in the field of proteomics and molecular diagnostics. Under the terms of the agreement, Archemix received licenses and sublicenses to the Company's intellectual property covering the allosteric ribozyme technology for use in detecting proteins in connection with drug development and in a wide range of molecular detection applications. In exchange for the licenses, the Company received an equity position in Archemix, a seat on Archemix's Board of Directors and a seat on the Scientific Advisory Board. In addition, the Company received a license to Archemix's intellectual property covering allosteric ribozymes for use in molecular diagnostic applications.

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

     We expect to initiate several Phase II clinical trials in 2001 for our lead product candidate, ANGIOZYME, for the treatment of solid tumor cancers with which we are in collaboration with Chiron. Also, we expect to initiate a Phase II clinical trial in 2001 for HEPTAZYME, our product candidate for the treatment of chronic Hepatitis C. In addition, in 2000 we formed a joint venture with Elan to develop HERZYME, a treatment for breast and other cancers. We filed an IND in Canada in February 2001 for HERZYME, which was approved in April 2001. Also, we are in preclinical testing for HepBzyme, our product candidate for the treatment of Hepatitis B.

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

     Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of March 31, 2001, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

     We have not been profitable since inception and have an accumulated deficit of $111.9 million as of March 31, 2001. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME, HEPTAZYME, HERZYME and HepBzyme and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     In 1998, we transferred our target discovery and validation technology to Atugen in exchange for a substantial equity interest. We will continue our existing target discovery and validation agreements with our collaborators by subcontracting to Atugen the services to be performed. We currently own 31.6% of Atugen and will record our share of any future profits. In 1999, we completely expensed our investment in Atugen.

     Our revenues are denominated in U.S. dollars, therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

Results of Operations

Three Months Ended March 31, 2001 and 2000

     Collaborative revenues decreased to $2.1 million for the three months ended March 31, 2001, from $3.9 million for the corresponding period in 2000. The decrease is primarily due to the termination of the Eli Lilly collaboration. During the first quarter of 2000, $1.1 million of revenues were recognized related to the Eli Lilly collaboration, which was terminated when we repurchased rights to HEPTAZYME in the third quarter of 2000. In addition, the Chiron collaboration revenues have decreased by approximately $900,000 due to a shift in costs related to the clinical trial expenses of ANGIOZYME. According to the Chiron agreement, Chiron and RPI share equally in the clinical trial costs of ANGIOZYME. During the first quarter of 2001, an increase in direct expenses, such as third party manufacturing and clinical trial costs, were incurred for ANGIOZYME in contrast to revenue recognized during the first quarter of 2000 which was for our researchers working on the project. Chiron reimbursement of the direct third party expenses during the first quarter 2001 were recognized and credited directly against research and development expenses. The third party expenses were approximately $1.7 million for ANGIOZYME during the first quarter of 2001. As a result, if Chiron terminates the collaboration our expenses related to the development of ANGIOZYME would likely increase. In addition, we earned revenues from Medizyme, our joint venture with Elan for the preclinical and clinical development of HERZYME, a ribozyme targeted at breast and other cancers. In February 2001, we filed an IND in Canada for HERZYME and therefore activities related to the project were scaled up in the first quarter of 2001 as compared to the first quarter of 2000, which is when the collaboration began. Research revenue is recognized for activities completed and no further obligation exists between us and our partners for recognized revenues. Future research revenues related to the joint development of our products will be variable and will depend on the stage of research and preclinical and clinical development. In addition, during the first quarter of 2001, $278,000 in revenue was recorded in connection to our service agreement with Atugen. Per the service agreement, Atugen pays for reagents and management and administrative services we provide to them. Atugen revenues are earned by us as the products and services are provided. Future revenues will depend on the level of activities performed by us. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones.

     Research and development expenses increased to $11.1 million for the three months ended March 31, 2001, compared to $4.9 million for the corresponding period in 2000. The increase in R&D expenses is primarily due to the increase in contract services utilized to support our clinical trials. During the first quarter of 2001, we incurred $6.3 million in third party contract manufacturing costs to manufacture and distribute ANGIOZYME and HEPTAZYME to support our current and planned clinical trials. In addition, we incurred expenses of $416,000 and $264,000 to do pharmacology studies and clinical trials, respectively during the first quarter of 2001. Increased expenses for the first quarter of 2001 also included approximately $810,000 of expenses related to increased staffing. Other expenses have increased accordingly, due to increased staffing and the expansion of our development and clinical trial programs. We expect research and development expenses, including pre-clinical studies and clinical trials, to continue to increase as we expand our development programs for ANGIOZYME, HEPTAZYME and HERZYME.

     Overall, general and administrative expenses remained approximately the same at $1.0 million for each of the three months ended March 31, 2001 and 2000. However, on-going expenses have increased during the first quarter of 2001 because approximately $420,000 of non-cash, stock option compensation expense was recorded for performance stock options that vested during the first quarter of 2000. During the first quarter of 2000, a number of corporate milestones were accomplished. Increases in general and administrative expenses during the first quarter of 2001 are the result of increased staffing and expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

     Interest income increased to $877,000 for the three months ended March 31, 2001 compared to $248,000 for the corresponding period in 2000. The increase is due to higher average balances in our cash and cash equivalents and securities available-for-sale during the first quarter of 2001, as compared to the same quarter in 2000. Cash balances were higher as a result of public offerings completed in both July 1999 and April 2000 that resulted in $58.0 million net proceeds. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Interest expense decreased slightly to $107,000 for the three months ended March 31, 2001, compared to $138,000 for the corresponding period in 2000. The decrease is due to our repayment of $6.9 million on a debt facility from Schering AG with proceeds from our 2000 public offering. The remaining balance of $997,000 was converted into 42,435 shares of our common stock in June 2000.

Subsequently, we borrowed an additional $1.0 million from Schering AG in each of October 2000 and January 2001 and $2.7 million from Elan related to our joint venture. Therefore, interest expense is expected to increase in the future as we borrow additional funds from our partners and arrange for additional financing for operations.

     Equity in loss of unconsolidated affiliates was $2.6 million for the period ending March 31, 2001, compared to $1.8 million for the corresponding period in 2000. The expense in both 2000 and 2001 is our 80.1% share of Medizyme's recorded loss. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. Medizyme's expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $1.9 million and $972,000 we invoiced Medizyme for the periods ending March 31, 2001 and 2000, respectively, for research we conducted on HERZYME.

Liquidity and Capital Resources

     We have financed our operations since inception through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through March 31, 2001, we have received approximately:

     .    $29.0 million in net proceeds from private placements;

     .    $89.2 million in net proceeds from public offerings;

     .    $97.3 million from our collaborations; and

     .    $9.8 million from equipment financing.

     We had cash, cash equivalents and securities available-for-sale of $54.1 million at March 31, 2001 compared with $64.5 million at December 31, 2000. The $10.4 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $10.1 million used for operations, net of revenues of $2.1 million; $857,000 used for investments in equipment, leasehold improvements and patents; $400,000 loan to an executive, offset by $1.0 million received in proceeds from our debt facility.

     We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

     Accounts receivable at March 31, 2001 were $7.8 million compared to $3.6 million at December 31, 2000. Accounts receivable at March 31, 2001 included $587,000 due from Atugen for administrative services and patent expenses, $3.9 million due from Medizyme for research support for HERZYME and $3.0 million due from Chiron for reimbursement of ANGIOZYME fourth quarter expenses.

     Total additions for property, plant and equipment for the three months ending March 31, 2001 were $766,000, most of which were financed through our existing equipment loan facility with Schering AG. We anticipate future equipment needs to be financed by the Schering AG loan facility during 2001, as well as additional credit facilities yet to be determined.

     In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. Chiron has indicated its desire not to participate in the Phase II clinical trials for renal cell cancer and melanoma. In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange to reacquire all rights to develop any product containing or utilizing an HIV target. An expense of $275,000 was recorded during the period ending March 31, 2001 in connection with the issuance of the stock. During the first quarter of 2001, we recorded $2.3 million in revenues and reimbursement of expenses from Chiron for costs incurred for the clinical development of ANGIOZYME.

     In connection with our collaboration with Chiron, an operational audit was performed by Chiron's internal audit department for years ending December 31, 2000 and 1999. As a result of this audit, the rate we charge per researcher working on the ANGIOZYME collaboration has been brought into question. We have been discussing this matter with Chiron and expect a resolution in the near term. However, currently it is uncertain as to what the rate will be and as to what adjustments will be necessary. We do not expect any material changes to the rate charged per researcher.

     In April 1997 we entered into a purchase agreement with Schering AG and Schering Berlin Venture Corporation ("SBVC"), an affiliate of Schering AG, subsequently amended, as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our last draw down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the balance into 42,435 shares of our common stock at a conversion price of $23.50. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. At March 31, 2001, we had $2.0 million in outstanding loans from Schering AG, which was convertible into approximately 330,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to Atugen.

     In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. Also as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. Elan has also committed to purchase an additional $5.0 million of common stock in May 2001 at a share price that is at a premium to the then market price and would also be based on the achievement of certain milestones. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan has made available to us a credit facility to fund our portion of Medizyme operating costs over a 30 month period. At the end of March 2001, we utilized the credit facility and had borrowed $2.7 million. Elan may convert this debt into shares of our Series B Convertible Preferred Stock in the future.

     In November 2000, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. to set up an equity financing facility covering the sale of up to $60 million of our common stock. Any sale of our common stock will be made pursuant to a shelf registration we filed with the Securities and Exchange Commission (SEC) covering the sale of up to 3 million shares of our common stock. The shelf registration was declared effective by the SEC in November 2000. We may sell the shares at our discretion and as market conditions warrant at a small discount to market at the time of sale. We will control the quantity and timing of each incremental sale of stock, if any. Proceeds from any sale of stock will be used for general corporate purposes. To date, we have not sold any shares of our common stock under the agreement with Acqua Wellington.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to the Amendment to Chiron Corporation - Ribozyme Pharmaceuticals, Inc. Collaborative Research, Development and Commercialization Agreement dated March 20, 2001, we issued 38,920 shares of our common stock to Chiron Corporation in exchange to reacquire all rights to develop any product containing or utilizing an HIV target. These shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     During the six months ended March 31, 2001, we issued to consultants warrants to purchase 25,000 shares of our common stock. The warrants are exercisable at $9.94 per share, are immediately vested, and expire on January 4, 2008. These warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)     Amended and Restated Certificate of Incorporation (1)

          3(ii)    Restated Bylaws (2)

          10.1 Warrant to Purchase Shares of Common Stock between the Company and Heidrick & Struggles dated January 4, 2001.

          10.2 Amendment to Chiron Corporation - Ribozyme Pharmaceuticals, Inc. Collaborative Research, Development and
                   Commercialization Agreement dated March 20, 2001.**

     **   Ribozyme Pharmaceuticals has applied for confidential treatment with respect to portions of this exhibit.

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on January 5, 2001 announcing the Stock Purchase Agreement entered into with Acqua Wellington North American Fund, Ltd.

---------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.

(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:    May 15, 2001          By:  /s/ RALPH E. CHRISTOFFERSEN
          ------------              ----------------------------
                                     Ralph E. Christoffersen
                                     Chief Executive Officer

Dated:    May 15, 2001          By:  /s/ LAWRENCE E. BULLOCK
          ------------               -----------------------
                                     Lawrence E. Bullock
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                 Exhibit Index

Exhibit                                Exhibit
  No.                                Description
-------                              -----------
3(i)          Amended and Restated Certificate of Incorporation (1)

3(ii)         Restated Bylaws (2)

10.1 Warrant to Purchase Shares of Common Stock between the Company and Heidrick & Struggles dated January 4, 2001.

10.2**        Amendment to Chiron Corporation - Ribozyme Pharmaceuticals, Inc.
              Collaborative Research, Development and Commercialization Agreement dated March 20, 2001.

**   Ribozyme Pharmaceuticals has applied for confidential treatment with respect to portions of this exhibit.

-------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.

(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.