Form 10-Q
period 2001-06-30
RIBOZYME PHARMACEUTICALS INC
filed 2001-08-14
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the quarterly period ended June 30, 2001

                                      or

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                 For the transition period from     to

                                _______________

                        Commission file number 0-27914


                        RIBOZYME PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)


                                _______________

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

                                _______________

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ___
   -----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 6, 2001 was 16,882,683.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q

                                                                                                   PAGE
                                                                                                   ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000.......................................................................    3

         Condensed Statements of Operations - Three and Six Months Ended
         June 30, 2001 and 2000 (unaudited)......................................................    4

         Condensed Statements of Cash Flows - Six Months Ended
         June 30, 2001 and 2000 (unaudited)......................................................    5

         Notes to Condensed Financial Statements (unaudited).....................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................   13

PART II - OTHER INFORMATION

Item 2.  Changes in Securities...................................................................   14
Item 4.  Submission of Matters to a Vote of Security Holders.....................................   15
Item 6.  Exhibits and Reports on Form 8-K .......................................................   16

SIGNATURES.......................................................................................   17

Exhibit Index....................................................................................   18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                              June 30,             December 31,
                                                                2001                   2000
                                                                ----                   ----
                                                             (unaudited)
Current assets
   Cash and cash equivalents                              $  18,541,726          $  32,170,518
   Securities available-for-sale                             32,858,819             32,304,162
   Accounts receivable                                        3,675,273              1,278,161
   Accounts receivable-joint venture                          1,246,787              1,972,788
   Accounts receivable-related parties                          462,815                344,934
   Prepaid expenses and other current assets                    643,683                277,623
                                                          -------------          -------------
Total current assets                                         57,429,103             68,348,186

Property, plant and equipment, net                            3,755,922              3,566,366

Notes receivable-related parties                                658,000                214,750
Deferred patent costs, net                                    5,197,111              4,858,036
Investment in joint venture                                   4,910,288              6,373,545
Other assets                                                    736,208                536,110
                                                          -------------          -------------

Total assets                                              $  72,686,632          $  83,896,993
                                                          =============          =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Current liabilities
-------------------
   Accounts payable-trade                                 $   1,743,787          $   1,085,197
   Accrued expenses                                           1,319,536              1,860,813
   Deferred revenue, current portion-related parties            400,000                400,000
                                                          -------------          -------------
Total current liabilities                                     3,463,323              3,346,010

Deferred revenue, long-term portion-related parties             600,008                800,006
Convertible debt-joint venture                                6,231,445              2,743,213
Convertible debt                                              3,100,000              1,013,333

Stockholders' equity
--------------------
   Preferred stock                                                  120                    120
   Accreted preferred stock dividend                          1,098,400                716,456
   Common stock                                                 168,785                162,615
   Additional paid-in capital                               180,246,894            175,099,769
   Deferred compensation and other                                1,288                (19,900)
   Accumulated deficit                                     (122,223,631)           (99,964,629)
                                                          -------------          -------------
Total stockholders' equity                                   59,291,856             75,994,431
                                                          -------------          -------------

Total liabilities and stockholders' equity                $  72,686,632          $  83,896,993
                                                          =============          =============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months ended                   Six months ended
                                                       June 30,                           June 30,
                                             ---------------------------        ----------------------------
                                                  2001             2000              2001             2000
                                                  ----             ----              ----             ----
Revenue
   Collaborative agreements                  $  1,014,233    $  2,666,037       $  1,550,537    $  5,205,608
   Collaborative agreements-joint venture       1,106,560         959,752          2,409,073       1,932,002
   Collaborative agreements-related parties       269,638         255,180            548,083         613,225
                                             ------------    ------------       ------------    ------------
Total revenues                                  2,390,431       3,880,969          4,507,693       7,750,835

Expenses
   Research and development                    10,005,072       3,922,072         21,142,831       8,786,907
   General and administrative                   1,079,968       1,058,306          2,101,763       2,097,176
                                             ------------    ------------       ------------    ------------
Total expenses                                 11,085,040       4,980,378         23,244,594      10,884,083

                                             ------------    ------------       ------------    ------------
Operating loss                                 (8,694,609)     (1,099,409)       (18,736,901)     (3,133,248)

Other income (expense)
   Interest income                                596,304         913,735          1,473,764       1,161,424
   Interest expense                              (188,633)         46,931           (295,446)        (91,108)
   Other income                                    43,718               -             46,450
   Equity in loss of
     unconsolidated affiliate                  (2,103,421)     (1,786,033)        (4,746,868)     (3,583,859)
                                             ------------    ------------       ------------    ------------
   Total other income (expense)                (1,652,032)       (825,367)        (3,522,100)     (2,513,543)

                                             ------------    ------------       ------------    ------------
Net loss                                      (10,346,641)     (1,924,776)       (22,259,002)     (5,646,791)

Accretion of dividends on preferred stock         190,677               -            381,944               -

                                             ------------    ------------       ------------    ------------
Net loss applicable to common stock          $(10,537,318)   $ (1,924,776)      $(22,640,946)   $ (5,646,791)
                                             ============    ============       ============    ============

Net loss per share (basic and diluted)       $      (0.64)   $      (0.13)      $      (1.38)   $      (0.42)

Shares used in computing
net loss per share                             16,533,073      15,009,834         16,413,033      13,442,457
                                             ============    ============       ============    ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six months ended
                                                                                June 30,
                                                                   -------------------------------
                                                                          2001             2000
                                                                          ----             ----
Operating Activities
Net loss                                                            $(22,259,002)    $ (5,646,791)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Depreciation and amortization                                         926,290          873,198
   Equity in loss of unconsolidated affiliate                          4,746,868        3,583,859
   Compensation for forgiveness of notes
      receivable-related parties                                          69,187           79,466
   Compensation related common stock and options                               -        1,351,138
   Expense related to issuance of warrants                               103,050                -
   Expense related to issuance of common stock                           275,000                -
   Revenue recognized for stock received in licensing agreement         (205,442)               -
   Gain on disposal of equipment                                         (40,987)               -
   Accrued interest included in convertible debt                         295,446           86,667
   Changes in operating assets and liabilities:
      Accounts receivable                                             (1,788,992)      (1,763,788)
      Prepaid expenses and other                                        (178,497)        (223,741)
      Other assets                                                         5,344           (6,344)
      Accounts payable                                                   658,590         (494,729)
      Accrued expenses                                                  (541,277)          94,469
      Deferred license revenue                                          (199,998)        (199,997)
                                                                    ------------     ------------
   Net cash used in operating activities                             (18,134,420)      (2,266,593)

Investing activities
   Additions to property, plant and equipment                           (995,077)        (324,140)
   Additions to deferred patent costs                                   (418,858)        (174,099)
   Net sales (purchases) of securities available-for-sale               (533,470)         201,081
   Investment in unconsolidated affiliate                             (3,283,610)     (12,015,000)
   Loan advances-related parties                                        (700,000)               -
                                                                    ------------     ------------
   Net cash used in investing activities                              (5,931,015)     (12,312,158)

Financing activities
   Net proceeds from sale of common and preferred stock                5,157,190       70,384,548
   Payments under loan facilities                                              -       (7,025,591)
   Borrowings under loan facilities                                    5,279,453        1,000,000
                                                                    ------------     ------------
   Net cash provided by financing activities                          10,436,643       64,358,957
                                                                    ------------     ------------
Net (decrease) increase in cash and cash equivalents                 (13,628,792)      49,780,206
Cash and cash equivalents at beginning of period                      32,170,518        9,749,822
                                                                    ------------     ------------
Cash and cash equivalents at end of period                          $ 18,541,726     $ 59,530,028
                                                                    ============     ============

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

Note 1: Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

     Certain amounts in the 2000 financial statements have been reclassified in order to conform with the 2001 presentation.

Note 2: Medizyme Pharmaceuticals, Ltd.

     In January 2000, the Company formed a joint venture with Elan Corporation for the development and commercialization of HERZYME, the Company's product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. The MEDIPAD(R) system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. We filed an Investigational New Drug (IND) for HERZYME in Canada in February 2001, which was approved in April 2001.

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

     While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights", therefore the Company accounts for its investment in Medizyme under the equity method of accounting. During the three and six-month periods ended June 30, 2001, the Company recognized $1.1 million and $2.4 million, respectively, in contract revenues for research and development activities performed for Medizyme. This amount is included in the Company's revenues as Collaborative agreements-joint venture for the related periods.

     The unaudited results of operations of Medizyme for the six-month period ended June 30, 2001 are as follows (in thousands):

                  Revenue                                 $         --

                  Research and development                       1,376
                  License fee                                    1,250
                                                          ------------
                  Net loss                                $      2,626
                                                          ============


Note 3: Archemix agreement

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


Note 4: Changes in Equity.

     Since December 31, 2001, the following changes have occurred in equity:

 . Pursuant to an amendment to a Chiron Corporation collaborative research, development and commercialization agreement dated March 20, 2001, we issued 38,920 shares of our common stock to Chiron Corporation in exchange to reacquire all rights to develop any product containing or utilizing an HIV target.

 .  Pursuant to an agreement dated January 2000, between the Company and Elan
   Corporation, plc, Elan purchased 500,500 shares of the Company's common stock for $5.0 million in May 2001. The shares were purchased at a 30% premium to the average closing price for a 45-day period prior to April 4, 2001.

 . On April 30, 2001, employees of the Company purchased 40,928 shares of the Company's common stock through the Company's Employee Stock Purchase Plan.

 . As of June 30, 2001, a total of 36,700 shares have been purchased through the Company's Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

         Statements in this Form 10-Q, which are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in our operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain and retain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in our Form S-3 registration statement which was filed with the U.S. Securities and Exchange Commission on July 27, 2001 (File No. 333-66092), a copy of which is available from us upon request.


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

         We are developing ANGIOZYME, our lead product candidate for the treatment of solid tumor cancers, in collaboration with Chiron Corporation. During the first two quarters of 2001, we initiated Phase II clinical trials in metastatic breast and colorectal cancer. Over the next few quarters, we anticipate initiating additional Phase II clinical trials in metastatic renal, melanoma and lung cancers. Also, we expect to initiate a Phase II clinical trial around the end of 2001 for HEPTAZYME, our product candidate for the treatment of chronic Hepatitis C. In addition, in 2000 we formed a joint venture with Elan to develop HERZYME, a treatment for breast and other cancers. We recently filed an Investigational New Drug application, an IND, for HERZYME in Canada and we expect to begin a Phase I clinical trial during the third quarter of 2001. HepBzyme, for the treatment of Hepatitis B, is in pre-clinical testing. We expect to file an IND for HepBzyme in 2002.

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

         Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of June 30, 2001, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

         We have not been profitable since inception and have an accumulated deficit of $122.2 million as of June 30, 2001. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME, HEPTAZYME, HERZYME and HepBzyme and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

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


Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

         Revenues. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint venture, and (iii) Collaborative agreements-related parties. Collaborative agreement revenues currently includes revenues recorded from Chiron. Chiron revenues are related to our joint collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture with Elan. Collaborative agreements-related parties, includes revenues recorded from Atugen.

         Collectively, collaborative revenues decreased to $2.4 million and $4.5 million for the three and six months ended June 30, 2001, from $3.9 million and $7.8 million for the corresponding periods in

2000. The decrease of $1.5 million for the quarter ending June 30, 2001 was primarily due to a $1.0 million milestone payment from Eli Lilly and Company received in June 2000 as a result of meeting a clinical development milestone with HEPTAZYME. The Lilly collaboration was terminated in the third quarter of 2000 when we repurchased the rights to HEPTAZYME. In addition, Lilly revenues for the quarter ending June 30, 2000 were approximately $861,000, which due to the termination of the collaboration last year, are not included in the period ending June 30, 2001. Revenues from Chiron increased by $211,000 compared to the same period last year due to timing of research conducted. Revenues from Chiron and Atugen are expected to fluctuate due to timing of research and, in Atugen's case, scaling back of business development and administrative services provided.

         The decrease of $3.3 million for the six-month period ending June 30, 2001 compared to the same period in 2000, was primarily due to $3.0 million recorded from Lilly in 2000. The 2000 Lilly revenues include the $1.0 million milestone payment referenced above, as well as a $500,000 milestone payment received in the first quarter of 2000, and $1.5 million in research revenues. In addition, revenues recorded from Atugen decreased to $548,000 from $613,000 for the six-month period ending June 30, 2001 from the corresponding period ended in 2000. The decrease is due to a reduction of the management and administrative services that we provide because Atugen no longer requires the extensive services needed in 2000.

         Expenses. Research and development expenses increased to $10.0 million and $21.1 million for the three and six months ended June 30, 2001, compared to $3.9 million and $8.8 million for the corresponding periods in 2000. The increase of $6.1 million for the three-month period ending June 30, 2001 compared to the same period in 2000, was primarily due to $6.1 million of expense we incurred for third party manufacturing costs for ANGIOZYME and HEPTAZYME to support our current and planned clinical trials. In addition, the increase of $12.3 million for the six-month period ending June 30, 2001 compared to the same period in 2000, was primarily due to a total of $12.3 million incurred in third party manufacturing expenses during the first half of 2001. We expect research and development expenses, including pre-clinical studies, clinical trials and manufacturing expenses, to continue to increase as we expand our development programs for ANGIOZYME, HEPTAZYME and HERZYME.

         General and administrative expenses remained stable at $1.1 million and $2.1 million for the three and six-months ended June 30, 2001, respectively, compared to the corresponding periods in 2000. However, on-going expenses have increased by $483,000 and $886,000, for the three and six-month periods ended June 30, 2001, respectively. Expenses during the three and six-month periods ending June 30, 2000 included $461,000 and $881,000, respectively, for non-cash compensation expense recorded for performance stock options that vested during the periods. The increases in 2001 are the result of increased expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

         Interest income. Interest income decreased to $596,000 for the three-months ended June 30, 2001 compared to $914,000 for the corresponding period in 2000. The decrease is due to lower average balances in our cash, cash equivalents and securities available-for-sale as compared to the same periods in 2000. Cash and equivalent balances were higher in 2000 because of our public offering completed in April 2000 that resulted in $52.7 million net proceeds. Interest income increased to $1.5 million for the six-months ended June 30, 2001 compared to $1.2 million for the corresponding period in 2000. The increase is because the public offering was completed in April 2000 and therefore cash balances and the resulting interest income from the proceeds was not included in the first quarter of 2000. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         Interest expense. Interest expense increased to $189,000 and $295,000 for the three and six-month periods ending June 30, 2001, compared to income of $47,000 and expense of $91,000, respectively, for the corresponding periods in 2000. The recorded income during the second quarter 2000 is due to our repayment of $6.9 million to Schering AG on our loan. At Schering AG's option, the remaining balance of $997,000 was converted into 42,435 shares of our common stock in June 2000. However, subsequently we borrowed an additional $1.0 million from Schering AG in each of October 2000, January 2001 and April 2001, as well as $6.0 million from Elan related to our joint venture, therefore, interest expense increased during the three and six-month periods ended June 30, 2001. Interest expense is expected to continue to increase in the future as we arrange for additional financing for operations.

         Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was $2.1 million and $4.7 million for the three and six month periods ending June 30, 2001, respectively, compared to $1.8 million and $3.6 million for the corresponding periods in 2000. The expense is our 80.1% share of Medizyme's first and second quarter expenses. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The increases in the losses recognized are due to Medizyme's increases in expenses related to the development of HERZYME. Medizyme's 2001 expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $1.9 million and $1.2 million we invoiced in the first and second quarters, respectively, for research we conducted on HERZYME.

Liquidity and Capital Resources

         Since our inception, we have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through June 30, 2001, we have received approximately:

     .   $29.0 million in net proceeds from private placements;
     .   $89.2 million in net proceeds from public offerings;
     .   $108.0 million from our collaborations; and
     .   $9.8 million from equipment financing.

         We had cash, cash equivalents and securities available-for-sale of $51.4 million at June 30, 2001 compared with $64.5 million at December 31, 2000. The $13.1 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $18.1 million used for operations, net of revenues of $4.5 million; $1.4 million used for investments in equipment, leasehold improvements and patents; $700,000 in loans to executives; $3.3 million invested in our joint venture; $5.2 million received in proceeds from equity transactions and $5.3 million received in proceeds from debt facilities.

         We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

       Accounts receivable at June 30, 2001 were $5.4 million compared to $3.6 million at December 31, 2000. Accounts receivable at June 30, 2001 included $463,000 due from Atugen for administrative services and patent expenses, $1.2 million due from Medizyme for research support for HERZYME and $3.2 million due from Chiron for reimbursement of ANGIOZYME fourth quarter expenses, as well as $500,000 due from miscellaneous other sources.

       Total additions for property, plant and equipment for the six months ended June 30, 2001 were $995,000, most of which were financed through our existing equipment loan facility with Schering AG. We anticipate future property, plant and equipment needs to be financed through additional credit facilities yet to be determined.

       In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. Chiron has indicated its desire not to participate in the Phase II clinical trials for renal cell cancer and melanoma. Based upon discussions with Chiron, both parties have decided to renegotiate the collaborative agreement. The ANGIOZYME breast and colorectal clinical trials are ongoing and we expect that the development of ANGIOZYME will continue. In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange to reacquire all rights to develop any product containing or utilizing an HIV target. An expense of $275,000 was recorded during the period ending March 31, 2001 in connection with the issuance of the stock. During the six month period ended June 30, 2001, we recorded $1.4 million and $4.8 million in revenues and reimbursement of expenses, respectively, from Chiron for costs incurred for the clinical development of ANGIOZYME.

       In April 1997 we entered into a purchase agreement with Schering AG and Schering Berlin Venture Corporation ("SBVC"), an affiliate of Schering AG, subsequently amended, as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our last draw down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the balance into 42,435 shares of our common stock at a conversion price of $23.50. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. At June 30, 2001, we had $3.1 million in outstanding loans from Schering AG, which was convertible into approximately 310,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to Atugen.

       In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. Also as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased an additional 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan has made available to us a credit facility to fund our portion of Medizyme operating costs over a 30 month period. At the end of June 2001, we utilized the credit facility and had borrowed $6.0 million. Elan may convert this debt into shares of our Series B Convertible Preferred Stock in the future.

         In November 2000, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. to set up an equity financing facility covering the sale of up to $60 million of our common stock. Any sale of our common stock will be made pursuant to a shelf registration we filed with the Securities and Exchange Commission (SEC) covering the sale of up to 3 million shares of our common stock. The shelf registration was declared effective by the SEC in November 2000. We may sell the shares at our discretion and as market conditions warrant at a small discount to market at the time of sale. We will control the quantity and timing of each incremental sale of stock, if any. Proceeds from any sale of stock will be used for general corporate purposes. As of this filing date, we have not sold any shares of our common stock under the agreement with Acqua Wellington.

         On July 27, 2001, we filed a Form S-3 Registration Statement to register an aggregate of $10,000,000 in proceeds from the sale of our common stock, preferred stock and warrants for our common or preferred stock. As of this filing date, we have not sold any shares of our common or preferred stock, or warrants under this registration statement.

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

     . prosecuting and enforcing patent claims; o general administrative and legal items; and

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         Pursuant to an agreement dated January 2000, between Ribozyme Pharmaceuticals and Elan Corporation, plc, Elan purchased 500,500 shares of our common stock for $5.0 million in May 2001. The shares were purchased at a 30% premium to the average closing price for a 45-day period prior to April 4, 2001.

         On July 27, 2001, we filed a Form S-3 Registration Statement to register an aggregate of $10,000,000 in proceeds from the sale of our common stock, preferred stock and warrants for our common or preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 17, 2001, we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1. The election of seven directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

     Director                           For                 Against
     --------                           ---                 -------

     Ralph E. Christoffersen            13,636,206          753,800
     Jeremy Curnock Cook                13,781,706          608,300
     John Groom                         13,782,706          607,300
     David Ichikawa                     13,782,706          607,300
     David T. Morgenthaler              13,774,989          615,017
     Howard Robin                       13,635,206          754,800
     Samual Saks                        13,782,206          607,800
     Anders P. Wiklund                  13,781,706          608,300


2. To approve the Company's 2001 Stock Option Plan which provides for the issuance of up to 1,000,000 shares of the Company's common stock to officers, employees and directors of, and consultants to, the Company.

               Votes for                          5,684,413
               Votes Against                      1,179,071
               Votes Abstained                       44,579

3. To approve an increase in the number of shares of the Company's common stock which may be issued under the Employee Stock Purchase Plan by 300,000 to 600,000.

               Votes for                          6,516,989
               Votes Against                        360,965
               Votes Abstained                       30,109

4. To ratify the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2001.

               Votes for                         14,339,066
               Votes Against                         25,225
               Votes Abstained                       21,915

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3(i)    Amended and Restated Certificate of Incorporation (1)
               3(ii)   Restated Bylaws (2)
               10.1    Employment Agreement dated May 29, 2001 between Marvin
                       Tancer and the Company.
               10.2    Amendment to Employment Agreement dated April 30, 2001
                       between Lawrence Blatt and the Company.
               10.3    Amendment to Employment Agreement dated April 30, 2001
                       between Lawrence E. Bullock and the Company.
               10.4    Amendment to Employment Agreement dated April 30, 2001
                       between Ralph E. Christoffersen and the Company.
               10.5    Amendment to Employment Agreement dated April 30, 2001
                       between J. Wayne Cowens and the Company.
               10.6    Amendment to Employment Agreement dated April 30, 2001
                       between Alene A. Holzman and the Company.
               10.7    Amendment to Employment Agreement dated April 30, 2001
                       between Nassim Usman and the Company.
               10.8    Amendment to Employment Agreement dated April 30, 2001
                       between Fran Wincott and the Company.

         (b)   Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ending June 30, 2001.

________________________________________________________________________________
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIBOZYME PHARMACEUTICALS, INC.

Dated: August 14, 2001                     /s/ Howard W. Robin
       ---------------                     -----------------------------------
                                           Howard W. Robin
                                           President and Chief
                                           Executive Officer

Dated: August 14, 2001                 By: /s/ Marvin Tancer
       ---------------                     -----------------------------------
                                           Marvin Tancer
                                           Chief Financial Officer and Vice
                                           President of Operations
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                 Exhibit Index


  Exhibit                                Exhibit
    No.                                Description
    ---                                -----------
3(I)       Amended and Restated Certificate of Incorporation (1)
3(ii)      Restated Bylaws (2)
10.1 Employment Agreement dated May 29, 2001 between Marvin Tancer and the Company.
10.2 Amendment to Employment Agreement dated April 30, 2001 between Lawrence Blatt and the Company.
10.3 Amendment to Employment Agreement dated April 30, 2001 between Lawrence E. Bullock and the Company.
10.4       Amendment to Employment Agreement dated April 30, 2001 between Ralph
           E. Christoffersen and the Company.
10.5 Amendment to Employment Agreement dated April 30, 2001 between J. Wayne Cowens and the Company.
10.6       Amendment to Employment Agreement dated April 30, 2001 between Alene
           A. Holzman and the Company.
10.7 Amendment to Employment Agreement dated April 30, 2001 between Nassim Usman and the Company.
10.8 Amendment to Employment Agreement dated April 30, 2001 between Fran Wincott and the Company.

_____
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.