Form 10-Q
period 2001-09-30
RIBOZYME PHARMACEUTICALS INC
filed 2001-11-14
CIK 892112

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
               For the quarterly period ended September 30, 2001

                                      or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 12, 2001 was 16,927,984.

                        RIBOZYME PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2001 (unaudited) and
         December 31, 2000................................................   3

         Condensed Statements of Operations - Three and Nine Months Ended
         September 30, 2001 and 2000 (unaudited)..........................   4

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 2001 and 2000 (unaudited)..........................   5

         Notes to Condensed Financial Statements (unaudited)..............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  14

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................  14

Item 6.  Exhibits and Reports on Form 8-K.................................  14

SIGNATURES................................................................  15

Exhibit Index.............................................................  16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        RIBOZYME PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------
                                               September 30,    December 31,
                                                   2001             2000
                                               -------------    ------------
                                                (unaudited)
Current assets
 Cash and cash equivalents                     $  11,012,650    $ 32,170,518
 Securities available-for-sale                    28,182,394      32,304,162
 Accounts receivable                               5,165,333       1,278,161
 Accounts receivable-joint venture                 2,288,907       1,972,788
 Accounts receivable-related parties                 432,745         344,934
 Prepaid expenses and other current assets         1,486,642         277,623
                                               -------------    ------------
Total current assets                              48,568,671      68,348,186

Property, plant and equipment, net                 3,565,390       3,566,366

Notes receivable-related parties                     553,000         214,750
Deferred patent costs, net                         5,328,217       4,858,036
Investment in joint venture                        2,994,200       6,373,545
Other assets                                         736,208         536,110
                                               -------------    ------------

Total assets                                   $  61,745,686    $ 83,896,993
                                               =============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities
-------------------
 Accounts payable-trade                        $   1,993,779    $  1,085,197
 Accrued expenses                                  7,337,169       1,860,813
 Deferred revenue, current portion-related
  parties                                            400,000         400,000
                                               -------------    ------------
Total current liabilities                          9,730,948       3,346,010

Deferred revenue, long-term portion-related
 parties                                             500,009         800,006
Convertible debt-joint venture                     6,415,592       2,743,213
Convertible debt                                   3,160,000       1,013,333

Stockholders' equity
--------------------
 Preferred stock                                         120             120
 Accreted preferred stock dividend                 1,295,405         716,456
 Common stock                                        168,858         162,615
 Additional paid-in capital                      180,060,617     175,099,769
 Deferred compensation and other                      22,541         (19,900)
 Accumulated deficit                            (139,608,404)    (99,964,629)
                                               -------------    ------------
Total stockholders' equity                        41,939,137      75,994,431
                                               -------------    ------------

Total liabilities and stockholders' equity     $  61,745,686    $ 83,896,993
                                               =============    ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three months ended            Nine months ended
                                       September 30,                September 30,
                                ---------------------------  ----------------------------
                                     2001          2000           2001           2000
                                ------------   -----------   ------------   ------------
Revenue
 Collaborative agreements       $    889,584   $ 1,989,864      2,440,121   $  7,195,472
 Collaborative
  agreements-joint venture           818,394     2,147,637      3,227,467      4,079,641
 Collaborative
  agreements-related parties         321,203       293,916        869,286        907,139
                                ------------   -----------   ------------   ------------
Total revenues                     2,029,181     4,431,417      6,536,874     12,182,252

Expenses
 Research and development         16,685,290     5,963,985     37,828,121     14,750,892
 General and administrative        1,008,365       679,410      3,110,127      2,776,586
                                ------------   -----------   ------------   ------------
Total expenses                    17,693,655     6,643,395     40,938,248     17,527,478

                                ------------   -----------   ------------   ------------
Operating loss                   (15,664,474)   (2,211,978)   (34,401,374)    (5,345,226)

Other income (expense)
 Interest income                     435,436     1,034,183      1,909,199      2,195,607
 Interest expense                   (244,147)       (2,954)      (539,594)       (94,062)
 Other income                          4,500         4,000         50,950          4,000
 Equity in loss of
    unconsolidated affiliates     (1,916,088)   (2,783,119)    (6,662,956)    (6,366,978)
                                ------------   -----------   ------------   ------------
 Total other income (expense)     (1,720,299)   (1,747,890)    (5,242,401)    (4,261,433)

                                ------------   -----------   ------------   ------------
Net loss                         (17,384,773)   (3,959,868)   (39,643,775)    (9,606,659)

Accretion of dividends on
 preferred stock                     197,005       180,225        578,949        540,675

                                ------------   -----------   ------------   ------------
Net loss applicable to common
 stock                          $(17,581,778)  $(4,140,093)  $(40,222,724)  $(10,174,334)
                                ============   ===========   ============   ============
Net loss per share (basic and
 diluted)                             $(1.04)       $(0.27)        $(2.43)        $(0.72)

Shares used in computing
net loss per share                16,882,772    15,289,023     16,571,334     14,062,472
                                ============   ===========   ============   ============

See notes to condensed financial statements

                        RIBOZYME PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine months ended
                                                                      September 30,
                                                               ----------------------------
                                                                   2001           2000
                                                               ------------   ------------
Operating Activities
Net loss                                                        $(39,643,775)  $ (9,606,659)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation and amortization                                     1,426,525      1,305,065
 Equity in loss of unconsolidated affiliate                        6,662,956      6,366,978
 Compensation for forgiveness of notes
   receivable-related parties                                        189,187        124,466
 Compensation related common  stock and options                           --      1,398,638
 Expense related to issuance of warrants                             103,050             --
 Expense related to issuance of common stock                         275,000             --
 Revenue recognized for stock received
  in licensing agreement                                            (205,442)            --
 Gain on disposal of equipment                                       (40,987)            --
 Accrued interest included in convertible debt                       539,593         86,667
 Changes in operating assets and liabilities:
   Accounts receivable                                            (4,291,102)    (2,405,201)
   Prepaid expenses and other                                       (148,307)      (196,573)
   Other assets                                                        5,345        (79,619)
   Accounts payable                                                  908,582        438,135
   Accrued expenses                                                5,476,356        188,478
   Deferred license revenue                                         (299,997)      (299,997)
                                                                ------------   ------------
 Net cash used in operating activities                           (29,043,016)    (2,679,622)

Investing activities
 Additions to property, plant and equipment                       (1,255,888)      (647,395)
 Additions to deferred patent costs                                 (598,858)      (403,855)
 Net sales (purchases) of securities available-for-sale            4,164,208    (21,437,193)
 Investment in unconsolidated affiliate                           (3,283,610)   (13,625,667)
 Loan repayments-related parties                                          --             --
 Loan advances-related parties                                    (1,588,148)            --
                                                                ------------   ------------
 Net cash used in investing activities                            (2,562,296)   (36,114,110)

Financing activities
 Net proceeds from sale of common and preferred stock              5,167,991     70,456,692
 Payments under loan facilities                                           --     (7,043,977)
 Borrowings under loan facilities                                  5,279,453      2,171,740
                                                                ------------   ------------
 Net cash provided by financing activities                        10,447,444     65,584,455

Net (decrease) increase in cash and cash equivalents             (21,157,868)    26,790,723
Cash and cash equivalents at beginning of period                  32,170,518      9,749,822
                                                                ------------   ------------
Cash and cash equivalents at end of period                      $ 11,012,650   $ 36,540,545
                                                                ============   ============

See notes to condensed financial statements.

                        RIBOZYME PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

Note 1: Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

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

  While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights", therefore the Company accounts for its investment in Medizyme under the equity method of accounting. During the three and nine-month periods ended September 30, 2001, the Company recognized $818,000 and $3.2 million, respectively, in contract revenues for research and development activities performed for Medizyme. This amount is included in the Company's revenues as "Collaborative agreements-joint venture" for the related periods.

     The unaudited results of operations of Medizyme for the nine-month period ended September 30, 2001 are as follows (in thousands):


          Revenue                      $   --

          Research and development      4,568
          License fee                   3,750
                                       ------
          Net loss                     $8,318
                                       ======

Note 3:  Changes in Equity.

     Since December 31, 2000, the following changes have occurred in equity:

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

     . As of September 30, 2001, a total of 43,929 shares have been purchased through the Company's Stock Option Plan.

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


Overview of our Business

     We are developing a new class of drugs based on engineered molecules called "ribozymes." Ribozymes are a form of ribonucleic acid which have the ability to cleave RNA, including mRNA and viral RNA, thereby selectively inhibit protein production and viral replication. Because many human diseases result from abnormal protein production, ribozymes are expected to be useful in developing pharmaceutical candidates for a broad range of human diseases. We are currently in clinical development and preclinical testing for four product candidates.

  We are developing ANGIOZYME, our lead product candidate for the treatment of solid tumor cancers, in collaboration with Chiron Corporation. During the first three quarters of 2001, we initiated Phase II clinical trials with ANGIOZYME in metastatic breast and colorectal cancer, as well as a pharmacokinetic trial in combination with chemotherapy. We have also initiated a Phase II clinical trial with HEPTAZYME, our product candidate for the treatment of chronic Hepatitis C. In addition, in 2000 we formed a joint venture with Elan to develop HERZYME, a treatment for breast and other cancers. We recently filed an Investigational New Drug application, an IND, for HERZYME in Canada and we have begun a Phase I clinical trial in breast cancer patients. HepBzyme, for the treatment of Hepatitis B, is in pre-clinical testing.

     We maintain our presence in the genomics field through a spinout company, Atugen Biotechnology AG located in Berlin, Germany, which is focused on target validation and discovery. We currently own approximately 30% of Atugen. Also, we recently granted a license to Archemix, a private company engaged in drug optimization, to utilize allosteric ribozymes. We were given an equity position in exchange for the license. In addition, we recently announced our efforts in developing allosteric ribozymes in the areas of diagnostics and pharmacogenomics. During 2001, we determined that significant and relatively near-term market opportunities may exist to commercialize products predicated on our broad-based allosteric ribozyme technology to identify and measure levels of proteins and other analytes. Consequently, we intend to expand our focus and efforts in this promising area of product development by seeking collaborative opportunities and/or joint ventures with other pharmaceutical and diagnostics companies.

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

     Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of September 30, 2001, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to do so for the foreseeable future.

     We have not been profitable since inception and have an accumulated deficit of $139.6 million as of September 30, 2001. Losses have resulted primarily from our research and development programs. We expect to incur additional losses as ANGIOZYME, HEPTAZYME, HERZYME and HepBzyme and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

     Our revenues are denominated in U.S. dollars, therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.


Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

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

     Collectively, collaborative revenues decreased to $2.0 million and $6.5 million for the three and nine months ended September 30, 2001, from $4.4 million and $12.2 million for the corresponding periods in 2000. The decrease of $2.4 million for the quarter ending September 30, 2001 was primarily due to $1.3 million reduction in revenues recorded from Medizyme for work related to HERZYME. The reduction is because HERZYME has moved into clinical trials and therefore requires fewer researchers working on the project which in turn has resulted in lower research revenues. For the same reason, Chiron revenues declined approximately $300,000 for the quarter ended September 30, 2001 compared to the same period last year because ANGIOZYME has also progressed in clinical trials and therefore requires fewer researchers. In addition, revenues have declined because our Hepatitis C collaboration with Eli Lilly and Company was terminated in the third quarter of 2000 when we repurchased the rights to HEPTAZYME from Lilly. Lilly revenues for the quarter ended September 30, 2000 were approximately $791,000, which due to the termination of the collaboration last year, Lilly revenues are not included in the period ending September 30, 2001.

     The decrease of $5.7 million for the nine-month period ending September 30, 2001 compared to the same period in 2000, was primarily due to $3.8 million recorded from Lilly in 2000 for the Hepatitis C collaboration which terminated last year. The 2000 Lilly revenues included $1.5 million in milestone payments and $2.3 million in research revenues. In addition, revenues recorded from Chiron decreased $1.0 million for the nine-month period ending September 30, 2001 from the corresponding period ended in 2000. The decrease is due to the progression of ANGIOZYME in clinical trials and the subsequent reduction in research as referenced above. Also because of the progression of HERZYME in clinical trials, revenues from Medizyme have decreased year to date in 2001 compared to the same period in 2000 by $852,000.

     However, while revenues have decreased, reimbursements that offset manufacturing and clinical trial expenses in connection with Chiron and Medizyme have increased. For the quarter ended September 30, 2001, reimbursements from Chiron and Medizyme were $1.0 million and $224,000, respectively, compared to $530,000 and $202,000 for the corresponding period in 2000. Reimbursement of expenses from Chiron and Medizyme for the nine-month period ending September 30, 2001 were $5.8 million and $1.0 million, respectively, compared to $1.5 million and $987,000 for the corresponding period in 2000. Revenues and reimbursement of expenses are expected to fluctuate due to timing of research and the progress of our drugs in clinical trials.

     Expenses. Research and development expenses increased to $16.7 million and $37.8 million for the three and nine months ended September 30, 2001, compared to $6.0 million and $14.8 million for the corresponding periods in 2000. The increase of $10.7 million for the three-month period ending September 30, 2001 compared to the same period in 2000, was primarily due to $11.3 million of expense we incurred for third party manufacturing costs for ANGIOZYME and HEPTAZYME to support our current and planned clinical trials. In addition, the increase of $23.0 million for the nine-month period ending September 30, 2001 compared to the same period in 2000, was primarily due to a total of $23.9 million incurred in third party manufacturing expenses. We expect research and development expenses, including pre-clinical studies, clinical trials and manufacturing expenses, to continue to increase as we expand our development programs for ANGIOZYME, HEPTAZYME and HERZYME.

     General and administrative expenses increased to $1.0 million and $3.1 million for the three and nine-months ended September 30, 2001, respectively, compared to $679,000 and $2.8 million for the corresponding periods in 2000. The increases in 2001 are the result of increased staffing and related expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

     Interest income. Interest income decreased to $435,000 and $1.9 million for the three and nine-months ended September 30, 2001, compared to $1.0 million and $2.2 million, respectively, for the corresponding periods in 2000. The decrease is due to lower average balances in our cash, cash equivalents and securities available-for-sale as compared to the same periods in 2000. Cash and equivalent balances were higher in 2000 because of our public offering completed in April 2000 that resulted in $52.7 million net proceeds. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Interest expense. Interest expense increased to $244,000 and $540,000 for the three and nine-month periods ending September 30, 2001, respectively, compared to $3,000 and $94,000 for the corresponding periods in 2000. The low interest expense in 2000 was due to our repayment of $6.9 million on a $7.9 million loan from Schering AG with proceeds from our pubic offering in 2000. At Schering AG's option, the remaining balance of $997,000 was converted into 42,435 shares of our common stock in June 2000. Subsequently we borrowed an additional $1.0 million from Schering AG in each of October 2000, January 2001 and April 2001, as well as $6.0 million from Elan related to our joint venture, therefore, interest expense increased during the three and nine-month periods ended September 30, 2001. Interest expense is expected to continue to increase in the future as we arrange for additional financing for operations.

     Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was $1.9 million and $6.7 million for the three and nine month periods ending September 30, 2001, respectively, compared to $2.8 million and $6.4 million for the corresponding periods in 2000. The expense is our 80.1% share of Medizyme's first and second quarter expenses. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The decrease in the losses recognized for the quarter ended September 30, 2001 are due to the decreases in Medizyme's expenses related to the development of HERZYME. The decrease for the quarter is the result of the transition of HERZYME from research to clinical trials. Medizyme's 2001 expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $4.2 million we invoiced as of September 30, 2001 for research we conducted and clinical trial expenses we incurred with HERZYME.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through September 30, 2001, we have received approximately:

     .    $29.0 million in net proceeds from private placements;

     .    $89.2 million in net proceeds from public offerings;
     .    $119.1 million from our collaborations; and
     .    $9.8 million from equipment financing.

     We had cash, cash equivalents and securities available-for-sale of $39.2 million at September 30, 2001 compared with $64.5 million at December 31, 2000. The $25.3 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $29.0 million used for operations, net of revenues of $6.5 million; $1.9 million used for investments in equipment, leasehold improvements and patents; $1.6 million in loans to executives; $3.3 million invested in our joint venture; $5.2 million received in proceeds from equity transactions and $5.3 million received in proceeds from debt facilities.

     We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

     Accounts receivable at September 30, 2001 were $7.9 million compared to $3.6 million at December 31, 2000. Accounts receivable at September 30, 2001 included $433,000 due from Atugen for administrative services and patent expenses, $2.3 million due from Medizyme for research support for HERZYME and $4.6 million due from Chiron for reimbursement of ANGIOZYME expenses, as well as $608,000 due from miscellaneous other sources.

     Total additions for property, plant and equipment for the nine months ended September 30, 2001 were $1.3 million, of which $1.0 million were financed through our existing equipment loan facility with Schering AG. We anticipate future property, plant and equipment needs to be financed through additional credit facilities yet to be determined.

     In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. Chiron has indicated its desire not to participate in the Phase II clinical trials for renal cell cancer and melanoma. Based upon discussions with Chiron, both parties have decided to renegotiate the collaborative agreement. Consequently, both parties believe that their interests can best be served without a Chiron-designated member on our Board; therefore, effective November 13, 2001, Chiron is longer represented on our Board of Directors. The ANGIOZYME breast and colorectal clinical trials are ongoing and we expect that the development of ANGIOZYME will continue. In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange to reacquire all rights to develop any product containing or utilizing an HIV target. An expense of $275,000 was recorded during the period ending March 31, 2001 in connection with the issuance of the stock. During the nine month period ended September 30, 2001, we recorded $2.2 million and $5.8 million in revenues and reimbursement of expenses, respectively, from Chiron for costs incurred for the clinical development of ANGIOZYME.

     In April 1997 we entered into a purchase agreement with Schering AG and Schering Berlin Venture Corporation ("SBVC"), an affiliate of Schering AG, subsequently amended, as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our last draw-down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the balance into 42,435 shares of our common stock at a conversion price of $23.50. According to the terms of our agreement with Schering AG, 50.0% of any borrowings on the line of credit must be collateralized by equipment purchases. At September 30, 2001, we had $3.2 million in outstanding loans from Schering AG, which was convertible into approximately 533,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to Atugen.

     In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. Also as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased an additional 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan has made available to us a credit facility to fund our portion of Medizyme operating costs over a 30-month period. At the end of September 2001, we utilized the credit facility and had borrowed $6.0 million. Elan may convert this debt into shares of our Series B Convertible Preferred Stock in the future.

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

    We anticipate that our existing financial resources and expected revenues from collaborations, should be sufficient to meet our anticipated operating and capital requirements through 2002. We expect to incur substantial additional costs, including:

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i)      Amended and Restated Certificate of Incorporation (1)
          3(ii)     Restated Bylaws (2)
          10.1      Amendment to Employment Agreement dated June 18, 2001
                    between Howard W. Robin and the Company.
          10.2      Amendment to Employment Agreement dated July 1, 2001 between
                    Ralph E. Christoffersen and the Company.
          10.3      Amendment to Employment Agreement dated July 15, 2001
                    between Marvin Tancer and the Company.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ending September 30,
2001.
--------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RIBOZYME PHARMACEUTICALS, INC.

Dated:    November 14, 2001        /s/ Howard W. Robin
          -----------------        --------------------------
                                   Howard W. Robin
                                   President and Chief
                                   Executive Officer

Dated:    November 14, 2001    By: /s/ Marvin Tancer
          -----------------        --------------------------
                                   Marvin Tancer
                                   Chief Financial Officer and Vice President of
                                   Operations
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

                                 Exhibit Index


Exhibit No.                       Exhibit Description
-----------                       -------------------

3(I)          Amended and Restated Certificate of Incorporation (1)
3(ii)         Restated Bylaws (2)
10.1          Amendment to Employment Agreement dated June 18, 2001 between
              Howard W. Robin and the Company.
10.2          Amendment to Employment Agreement dated July 1, 2001 between Ralph
              E. Christoffersen and the Company.
10.3          Amendment to Employment Agreement dated July 15, 2001 between
              Marvin Tancer and the Company.

------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.