Form 10-K405
period 2001-12-31
RIBOZYME PHARMACEUTICALS INC
filed 2002-04-01
CIK 892112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-27914

RIBOZYME PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-1697351
(State of incorporation)	(I.R.S. Employer Identification No.)

2950 Wilderness Place, Boulder, Colorado 80301
(Address of principal executive offices)

(303) 449-6500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 27, 2002, was approximately $52,236,400.

As of March 27, 2002, the registrant had 20,016,808 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant’s definitive Proxy Statement which will be filed on or before April 30, 2002 with the Securities and Exchange Commission in connection with Registrant’s annual meeting of stockholders to be held on May 24, 2002 is incorporated by reference into Part III of this Report.

BUSINESS

Forward-looking Statements

Statements in this Form 10-K, which are not strictly historical are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These uncertainties, which include, but are not limited to, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain and retain collaborators; ability to manufacture ribozymes in adequate amounts for our collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in the section titled “Risk Factors” in our Form S-3 registration statement which was filed with the U.S. Securities and Exchange Commission on December 26, 2001 (File No. 333-75976), a copy of which is available from us upon request. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

An overview of our company

We are developing a new class of therapeutics.

We are developing a new class of therapeutics based on engineered molecules called ribozymes. A ribozyme is a sequence of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA and viral RNA. mRNA and viral RNA are essential to the synthesis of proteins or viral replication responsible for disease. Ribozymes act as “molecular scissors” by cutting RNA molecules into two ineffective strands, which prevents abnormal protein production or viral replication. Because many diseases result from abnormal protein production or viral replication, ribozymes are expected to be applicable in a broad range of pharmaceutical therapies. In principle, ribozymes can be applied to any RNA, so we have the potential to develop ribozymes into an entirely new class of therapeutic agents.

Ribozymes have potentially significant advantages over traditional drugs.

Ribozymes have potentially significant advantages over traditional approaches to treat a disease:

•	Broad Therapeutic Application. All diseases for which an abnormal gene function can be identified as a cause, or an essential contributing factor, are potentially treatable with ribozyme drugs.

•
Therapeutic Precision.    Side effects associated with traditional drugs may be reduced or avoided by using ribozymes designed to attach to and cut only targeted RNA. Because ribozymes are highly selective, only precise functions of the genetic sequence are targeted and side effects are minimized; other molecules and normal gene functions are not altered.

•
Target RNA Destruction.    Compared to most drugs which only temporarily prevent targeted gene function, ribozymes destroy the target RNA and stop the associated abnormal protein production required for disease progression; otherwise, the disease inducing genes would remain active.

We are developing drugs that address significant and unmet medical needs.

We are in clinical development and preclinical testing for the following four product candidates:

•
ANGIOZYME, which we are developing in collaboration with Chiron Corporation, to treat solid tumor cancers. During 2001, we initiated Phase II clinical trials in metastatic breast and colorectal cancer.

•
HEPTAZYME, to treat chronic Hepatitis C. In the United States, there are approximately 3.9 million individuals that have been infected with Hepatitis C and over 170 million worldwide. We initiated a Phase II clinical trial for HEPTAZYME during the fourth quarter of 2001.

•
HERZYME, which we are developing in collaboration with Elan Corporation plc and its affiliates, to treat breast and other solid tumor cancers. We began a Phase I clinical trial for HERZYME during the third quarter of 2001.

•	HepBzyme, for the treatment of Hepatitis B is in preclinical testing.

We believe our patent-protected technology platform will result in a significant new product pipeline.

Our proprietary technology enables us to design ribozymes for many validated disease targets and to move quickly from target identification to pre-clinical development, which should facilitate frequent development of new products. We believe that our technology is protected by over 170 issued or allowed patents worldwide, which we own or have exclusive licenses to use, and by more than 200 patent applications pending worldwide.

We believe our proprietary intellectual property in the field of nucleic acid technology will allow us to capitalize on additional drug discovery and development opportunities.

We use ribozymes for target discovery and validation to help companies in the life science industry identify genes that cause or contribute to human disease. In 1998, we decided to focus on the therapeutic potential of ribozymes and transferred our target discovery and validation technology to a privately-owned German company, Atugen, in exchange for a significant equity interest in Atugen. Currently, we own a 31.6% interest in Atugen.

Ribozymes also have shown applicability in the area of molecular diagnostics. In May 2001, we entered into a collaborative agreement with Archemix, a privately-held company whose primary technology, RiboReporters, incorporates allosteric ribozymes which are ribozymes that are active only in the presence of a specific molecule. This technology allows researchers to detect individual molecules in complex mixtures, facilitating the discovery and validation of new drug targets. Under the terms of our agreement with Archemix, we granted certain licenses and sublicenses to our intellectual property covering the allosteric ribozyme technology in exchange for an equity position in Archemix and a seat on both Archemix’s Board of Directors and its Scientific Advisory Board. We also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications.

Genetic function and human disease

The abnormal production of proteins directly causes many human diseases. The abnormality may be due to a defective gene or to the over- or under-production of a protein by a “normal” gene. The abnormal production of proteins may have direct effects on cells within the body or may initiate a series of events involving other proteins within the body, thereby producing disease. The gene functions of infectious agents, such as viruses, allow replication and growth of infectious agents in the human body.

Production of proteins from genes, called “protein expression,” generally involves two steps. First, the information from the DNA sequence of the gene is “transcribed” to mRNA. The second step involves “translation” of the mRNA and its information into a protein. The process by which genetic information is “expressed” in the form of a protein is highly selective; production of a particular protein generally requires its own specific DNA sequence which leads to a corresponding mRNA sequence. Blocking a gene’s function, and hence the production of its associated proteins, is an increasingly vital tool in diagnosing and treating human disease.

Our ribozyme technology

Our approach to drug discovery and development begins by either identifying a gene in humans causing or contributing to disease or identifying an essential gene in a disease-causing infectious agent. We analyze the nucleotide sequence of the mRNA corresponding to the target gene and create a complementary ribozyme nucleotide sequence.

A ribozyme is a sequence of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA and viral RNA. mRNA and viral RNA are essential to the synthesis of proteins or viral replication responsible for disease. Ribozymes act as “molecular scissors” by cutting RNA molecules into two ineffective strands, which prevents abnormal protein production or viral replication. Each ribozyme destroys only a specifically targeted RNA sequence, thereby minimizing the risk of unwanted side effects. Since ribozymes can be applied to any RNA in principle, we have the potential to develop ribozymes as an entirely new class of therapeutic agents having broad applicability.

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

Once we identify a target gene and related ribozyme, we optimize the ribozyme’s effectiveness by varying the length of the portion of the ribozyme which binds to the RNA to maximize the ribozyme’s selectivity and by modifying the chemical structure to increase the ribozyme’s stability in the human body. To date, we have achieved a number of significant milestones important to the development of ribozymes including the following:

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

Selectivity.    Based on third-party studies and our internal work, we believe that a ribozyme with a binding region of approximately 15 nucleotides is optimal. A binding region of this length is expected to match, on a statistical basis, only one specific RNA sequence in the coding region of the entire human genome. Since the ribozyme should interact only with the target RNA, it should not affect other genes’ functions and, therefore, should not have significant side effects when used as a drug. The high degree of selectivity of ribozymes has been demonstrated both by us and by third parties, including our collaborators.

Delivery.    Successful development of any drug requires that the drug be delivered to the desired site in the body. We are exploring a number of delivery possibilities, including local and systemic delivery of chemically synthesized ribozymes. For example, we have demonstrated systemic delivery of chemically synthesized ribozymes without any delivery vehicle using either intravenous or subcutaneous delivery in several animal models and in humans. We also have shown that ribozymes can be delivered via a single subcutaneous injection by patients at home with extended presence of the ribozymes in the patient’s blood. This method provides increased convenience to patients and facilitates compliance with prescribed protocols.

Safety.    We have completed single and multiple dose animal safety studies with several ribozymes that have confirmed the ribozymes’ lack of significant toxicity. For example, both ANGIOZYME and HEPTAZYME have shown a lack of toxicity in rodents and monkeys for periods of up to three months. In clinical trials for ANGIOZYME, we have observed safety and tolerability for periods of up to sixteen months of daily subcutaneous injections. HEPTAZYME has been administered and well tolerated for a one month duration in a Phase I trial. Ongoing clinical trials for both drugs are exploring even longer periods of exposure.

Effectiveness.    We have demonstrated through internal research and in conjunction with our collaborators that our ribozymes reduce the amount of target mRNA and the level of corresponding protein produced as well as inhibit the development of disease. Internal and third party studies showing the effectiveness of ribozymes have been conducted in multiple animal models for cancer in both models of solid tumor growth and metastasis, and in cell cultures and animals for viral replication.

Manufacturing.    To meet our needs for preclinical studies, clinical trials and the eventual commercialization of ribozymes, we must have the ability to manufacture a sufficient amount of ribozymes. We and our collaborators have developed proprietary technology allowing us to synthesize up to 2000 stabilized ribozymes in hundreds of microgram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites in short periods of time. We also have developed the capability to manufacture kilogram quantities under the FDA’s current good manufacturing practices, or cGMP. In 2001 and early 2002 we expanded our internal manufacturing capabilities and increased our level of cGMP compliance to enable us to support the production of Phase III materials. In addition, in January 2000 we entered into an agreement with Avecia Limited providing for the transfer of our proprietary manufacturing processes and intellectual property to enable Avecia to manufacture ribozyme products for us. During 2001, Avecia manufactured ANGIOZYME and HEPTAZYME in quantities that were sufficient to satisfy requirements for our current Phase II trials. Under the terms of the agreement, we have no further obligation to Avecia; however, we have the option to utilize Avecia for future material requirements. We believe that we can obtain the drugs currently under development in sufficient quantities and at appropriate levels of quality and cost through third parties or through the expansion of our internal manufacturing capacity.

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

Maximize Value of New Product Candidates through Expanded Internal Development.    We have entered into and intend to continue to collaborate with major pharmaceutical companies to develop and commercialize our leading product candidates. Prior to entering into future collaboration agreements, we intend to demonstrate our new product candidate’s commercial potential through preclinical testing or clinical trials. We believe that by extending the period during which we maintain complete control over new product candidates, we will be able to negotiate more favorable terms in future collaboration agreements. We also may pursue commercialization of certain new product candidates independently.

Capitalize on our ribozyme expertise through the development of allosteric ribozyme systems for diagnostics and pharmacogenomics.    Allosteric ribozymes are versatile and specific compounds that only cleave and emit a signal in the presence of a target analyte. The potential applications for allosteric ribozymes include detecting and quantifying a wide range of small molecules, ions, proteins and nucleic acids. This diagnostic technology can indicate the presence of certain diseases, viruses and other abnormalities. We have begun this process through licensing our allosteric ribozyme technology to Archemix, a privately held biotechnology company. This license permits Archemix to use this technology to detect proteins in connection with drug development. The license also covers certain other molecular detection applications. We also recently completed a licensing agreement for this technology with a major Japanese diagnostic company, Fujirebio, for certain diagnostic applications in Asia. We believe this technology has potential in the area of diagnostics and provides an opportunity for us to generate near term revenue.

Maintain and Expand Our Patent Portfolio and Proprietary Technology.    We currently own, or have exclusive licenses to over 170 issued or allowed patents worldwide and have more than 200 patent applications pending worldwide. In 1999, we acquired certain ribozyme intellectual property from Innovir Laboratories, Inc. to further strengthen our intellectual property portfolio. We dedicate substantial resources to the discovery of new inventions to maximize the value of our proprietary technology. We aggressively pursue patent protection to maintain worldwide rights to control the development and sale of ribozymes.

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

Angiozyme

We are developing ANGIOZYME primarily as a treatment for advanced solid tumors such as colorectal, lung and breast. These cancers account for approximately 480,000 new cancer cases and over 250,000 deaths per year in the United States alone. In addition, ANGIOZYME may be used in products for the treatment of other cancers and diseases in which angiogenesis is a contributor such as macular degeneration and diabetic retinopathy.

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

We initiated a Phase I/II multi-dose clinical trial in cancer patients in November 1999. This trial examined the effects of ANGIOZYME when given daily to cancer patients. ANGIOZYME was given via a subcutaneous injection once a day, at home, by the patients themselves. A total of 31 patients received ANGIOZYME. The drug was well tolerated with minimal side effects consisting mostly of injection site reactions. The patients were on ANGIOZYME for a median of 90 days with a range of 2 days to 450 days. Based on the results of this trial, we have initiated Phase II trials in patients with metastatic breast cancer and in patients with metastatic colorectal cancer. The goal of these trials is to detect clinical activity in these patients with advanced solid tumors.

We are developing ANGIOZYME in collaboration with Chiron. While we share development costs and profits equally with Chiron, we have the final decision- making authority on all development decisions and activities and we have retained the right to manufacture ANGIOZYME. If one party discontinues funding its share of the costs of clinical development, that party would not share equally in the profits from product sales but would receive a royalty based on net sales of that product. However, the non-participating party may regain its interest in the profits of ANGIOZYME by repaying the other party one-half of the development costs incurred solely by the other party, plus a predetermined risk premium, at either the commencement of Phase III testing or the filing of a New Drug Application or Product License Application.

Heptazyme

Our anti-HCV ribozyme, HEPTAZYME, is being developed to treat Hepatitis C, a viral disease of the liver. There are approximately 3.9 million individuals who have been infected in the United States and over 170 million worldwide. Of the 3.9 million individuals who have been infected in the United States, 70% have chronic Hepatitis C and are potential candidates for treatment. Each year in the United States, Hepatitis C infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. It is one of the most common blood borne infections in the United States and has been identified as a “silent epidemic” and “a daunting challenge to public health” by the United States Congress.

Current therapies for Hepatitis C are effective in less than 50% of patients and have serious side effects. Our research and preclinical testing have indicated that HEPTAZYME selectively cuts Hepatitis C RNA in a manner that significantly inhibits viral replication in cell culture. It is also expected to be effective against all known Hepatitis C sub-types, which now number over 90. Preclinical data of HEPTAZYME was published in the February 2000 issue of Hepatology.

Two clinical trials with HEPTAZYME have been completed. In the first clinical trial, seventeen healthy volunteers received HEPTAZYME as a single dose. HEPTAZYME was well tolerated and no serious adverse events were reported. In the second clinical trial, 24 patients with compensated chronic HCV infection were administered HEPTAZYME at escalating doses for a total of 28 days. The drug was well tolerated with no serious adverse events. Based on the results of these two trials, we initiated a Phase II study, expected to include 72 patients, to evaluate the effects of longer-term, higher doses of HEPTAZYME on the levels of HCV in patients with compensated chronic HCV infections.

In March 1999, we entered into a collaboration with Eli Lilly pursuant to which Eli Lilly was granted the exclusive worldwide right to develop and commercialize HEPTAZYME and any other ribozyme drug for the treatment of Hepatitis C in return for payment of all research, development and commercialization costs of HEPTAZYME. In 1999, Eli Lilly paid us $9.2 million pursuant to this agreement which included a $7.5 million equity investment and $1.7 million of research funding.

In September 2000, we entered into an agreement with Eli Lilly to repurchase all rights to HEPTAZYME. Eli Lilly had directed the clinical trials for HEPTAZYME to date under the licensing agreement. According to the repurchase agreement, we reacquired the global rights to HEPTAZYME and will direct all subsequent clinical trials. We agreed to pay royalties to Eli Lilly on future net sales of HEPTAZYME, as well as milestone payments if we complete an agreement for the development or marketing rights to HEPTAZYME with a third party or if we file a New Drug Application for HEPTAZYME with the FDA, whichever comes first. Pursuant to the repurchase agreement, Eli Lilly converted the outstanding five shares of our Series L Convertible Preferred Stock into 636,640 shares of our common stock on December 28, 2000, or the termination date. The conversion price was based on a preferred share value of $1.5 million for each of the five shares outstanding. The price per share of the common stock was based on the average closing price of our common stock for the 30 days prior to the termination date. In addition, we issued to Eli Lilly $3,000,000 of our common stock, which resulted in 252,632 shares, as payment for Eli Lilly’s efforts in generating and providing data. The price per share was based on the closing market price of our common stock on the termination date. In return, Eli Lilly paid us a termination fee of approximately $2.8 million.

Herzyme

We are developing HERZYME, a potential product to treat breast and other cancers. More than 180,000 new breast cancer patients are diagnosed each year in the United States. Estimates are 20% to 30% of these patients overexpress the Her-2 gene indicating that regulation of the Her-2 gene could have a beneficial impact on the disease. HERZYME specifically targets and downregulates Her-2, and we expect it to have a favorable side effect profile similar to other ribozymes in clinical development. We filed an IND with the Therapeutics Products Programme (TPP) in Canada on February 28, 2001. We initiated a Phase I clinical trial during 2001 to evaluate HERZYME in patients with metastatic cancer whose tumors overexpress Her-2.

In January 2000, we formed a joint venture with Elan. We licensed HERZYME and Elan licensed its MEDIPAD(R) drug delivery technology to the joint venture, Medizyme Pharmaceuticals. The MEDIPAD(R) system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home over two days with a single MEDIPAD(R) device, thus avoiding hospitalization, intravenous delivery and doctor visits. Medizyme paid a license fee of $15.0 million to Elan for the use of its MEDIPAD(R) drug delivery technology.

We contributed $12.0 million in initial funding to Medizyme in exchange for 80.1% of Medizyme’s capital stock. Our capital contribution to Medizyme was funded by our sale to Elan of 12,015 shares of our Series A convertible, exchangeable preferred stock for $12.0 million in January 2000. The Series A preferred stock has a term of six years and a dividend rate of 6.0%. After January 2002, but before the end of the HERZYME development period, expected to be mid-2003, Elan has the right to exchange our Series A preferred stock for 30.1% of the capital stock of Medizyme owned by us. However, if Elan does not exchange the Series A preferred stock for Medizyme stock by the end of the development period, the exchange right will terminate. At any time after January 2002 and prior to January 2006, Elan may convert our Series A preferred stock into approximately 1.2 million shares of our common stock, at which time the exchange right would terminate. As of December 31, 2001, the Series A preferred stock was convertible into 1,125,567 shares of our common stock.

Elan purchased 641,026 shares of our common stock for $5.0 million in January 2000 and purchased an additional 500,500 shares of our common stock for $5.0 million in May 2001 at a per share price representing a premium of 30% of the price based on the average closing price for the 45 trading days preceding the purchase. In January 2000, Elan also received warrants to purchase 500,000 shares of our common stock at an average exercise price of $18.00. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share, in December 2001 for $3.0 million.

We have estimated that Medizyme will require $15.0 million in funding through the development period to cover future operating and development costs. Elan has provided us with a $12.0 million credit facility on a draw-down basis for us to use, if desired, to fund our portion of Medizyme’s operating costs over a 30-month period. Elan may convert this debt into shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a dividend rate of 12.0% and may be converted at any time into our common stock at a 50% premium to the average price of our common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility. As of December 31, 2001 we have provided Medizyme $8.9 million in funding, of which $8.2 million was obtained through the credit facility. If converted at December 31, 2001, the outstanding borrowings would be convertible into 644,095 shares of our common stock.

In January 2002, we expanded our collaboration with Elan. Under the terms of the amended agreement, Medizyme licensed Elan’s liposome technology for the development of HERZYME. This amendment permits Medizyme to assess tumor localization and pharmacokinetics with several liposome formulations in conjunction with HERZYME.

HepBzyme

We are also developing HepBzyme, a potential product to treat chronic Hepatitis B viral infection. According to the World Health Organization, there are more than 350 million people world wide who have chronic HBV infection. The natural progression of chronic HBV infection over a 10-20 year period leads to cirrhosis and hepatocellular carcinoma in many patients. Current therapies for chronic HBV infections are effective in less than 50% of patients and many have serious side effects. Furthermore, treatment with approved antivirals leads to the development of resistance in up to 30% of the patients after 1 year. We have developed a ribozyme, HepBzyme, targeting several transcripts of the HBV virus. This ribozyme has shown potent antiviral effects both in cell culture and in a transgenic model of HBV infection. HepBzyme is in pre-clinical development.

Other Collaborations

Archemix

In May 2001, we announced the formation of a strategic alliance with Archemix Corporation, a Massachusetts privately held biotechnology company, that we believe will allow both companies to capitalize on reciprocal intellectual property in the field of proteomics and molecular diagnostics. Under the terms of the agreement, Archemix received exclusive licenses and sublicenses to our intellectual property covering the allosteric ribozyme technology for use in detecting proteins in connection with drug development and in a wide range of molecular detection applications. In exchange for the licenses, we received an equity position in Archemix, a seat on Archemix’s Board of Directors and a seat on the Scientific Advisory Board. In addition, we received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications.

Geron Corporation

In December 2001, we announced a collaboration with Geron Corporation, a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. The purpose of the collaboration is to accelerate process development of Geron’s lead telomerase inhibitor, GRN163. Telomeres are believed to serve as a molecular “clock” for cellular aging and the activation of telomerase by cancer cells is a means by which cancer cells continue to proliferate. Inhibiting telomerase represents a novel approach to treat cancer with potentially broader utility and greater selectivity against cancer cells than currently available cancer agents. Initially, Geron will pay us for consultation in nucleic acid technology to improve process development, scale-up and the manufacturing process for GRN163. In addition, we will collaborate with Geron to explore the potential for a ribozyme-based telomerase inhibitor, which Geron will have the first right to commercialize.

Fujirebio

In March 2002, we announced an agreement with Fujirebio, the largest domestic diagnostic company in Japan, to develop and commercialize ribozyme-based clinical diagnostic products. Under the terms of the agreement, Fujirebio will receive exclusive commercialization rights for East Asia, including Japan, for any resulting products from the collaboration. Fujirebio, a major manufacturer of diagnostic reagents in Japan, will fund research for clinical diagnostic targets in the field of human viral diseases and cancer. If the programs are successful, we will receive licensing fees, research funding, milestone payments, and royalties as well as retain certain manufacturing rights.

Atugen

We also have used ribozymes and other oligonucleotides for target discovery and validation, the process by which we identify genes that cause or contribute to human diseases. These technologies use ribozymes and other oligonucleotides to block the function of genetic sequences. The effect of the ribozyme or other oligonucleotides in cell cultures or animal models is then analyzed to determine whether the protein associated with the disease or the disease itself is reduced or eliminated. Alternatively, a genetic sequence, the function of which is unknown, can be analyzed using ribozyme or other oligonucleotide inhibition in a collection of cell culture assays or animal models that represent a broad range of biological functions.

In 1998, we decided to focus on the therapeutic potential of ribozymes and transferred our target discovery and validation technologies to Atugen in exchange for equity interest in Atugen. Financing for Atugen consisted of a $2.0 million cash contribution by us and a venture capital investment by third parties of $7.0 million. In addition, Atugen received commitments from the German government for grants and loans for up to $10.0 million.

We believe we benefit from Atugen’s activities in several ways:

•	we currently own 31.6% of Atugen’s outstanding voting stock;

•	we are paid by Atugen for ribozymes and other materials manufactured by us pursuant to our manufacturing rights;

•	we are paid by Atugen for a portion of our costs of prosecuting patents applicable to Atugen’s business; and

•
we retain the right to use the target discovery and validation technology in non-high throughput applications for our own use and in connection with limited research and development collaborations with third parties.

Atugen’s primary goal is to accelerate discovery and validation of human health therapeutic targets. It will provide a variety of technologies and services to utilize information emerging from human genome sequencing efforts to determine which genes are key factors causing human disease. The technology base transferred by us to Atugen combined with the substantial initial capitalization should allow Atugen to improve the speed and certainty of identifying and validating new therapeutic targets both for corporate partners and for internal use.

We have the right to name two designees to Atugen’s Board of Directors, including the Chairman of the Board, as long as we own 30% of Atugen’s outstanding stock. Nonetheless, most corporate actions taken by Atugen require the approval of at least 75% of the holders of Atugen’s outstanding stock. Atugen currently has approximately 50 employees.

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

Our competition

We are engaged in the rapidly changing business of developing treatments for human disease through regulation of gene expression. Competition among entities attempting to develop gene modulation products for disease treatment is intense and is expected to increase. We face direct competition from other companies engaged in the research, development and commercialization of ribozyme-based technology as well as competition from companies attempting other methods of gene expression control. In addition, we compete with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products to treat the same diseases that we target. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies and clinical trials, obtaining regulatory approvals and marketing than we do. Our collaborators and licensees may be conducting research and development programs using non-ribozyme technologies directed at the same diseases that we are targeting. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, our competitors may complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before us, thus achieving a significant competitive advantage.

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

At the core of our technology are inventions and patents of the University of Colorado developed by Dr. Thomas R. Cech and various of his associates. Pursuant to the University’s policies, these inventions and the related patents became the property of the University. The Cech technology was assigned to the University’s affiliate, University Research Corporation, or URC, which in turn assigned the rights to license parts of the Cech technology to Competitive Technologies, Inc. United States Biochemical Corporation, or USB, licensed the Cech technology pursuant to two sublicenses. We have entered into a license with URC and sublicenses with USB and Competitive Technologies pursuant to which we have obtained the exclusive (except for non-commercial academic research) worldwide right to the Cech technology to, among other things, make, use and sell ribozymes and ribozyme products covered by the licensed patents. The licenses expire at the same time that the Cech patents expire, which is in 2008. The URC license and USB sublicense are fully paid. The Competitive Technologies license provides for the payment of a royalty on sales of ribozyme products covered by the licensed patents. We may grant sublicenses to the licensed technology subject to the payment to Competitive Technologies of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, we must pay Competitive Technologies a share of any option fee, license fee, prepaid royalty or other “front-end” fee other than equity or research and development funding paid in connection with such sublicense.

In August 1999, we acquired all of the non-external guide sequence ribozyme-based intellectual property assets of Innovir Laboratories, a subsidiary of NEXELL Therapeutics, Inc. The acquisition included 28 patents and patent applications plus two trademarks. The intellectual property included ribozyme motifs, uses of oligonucleotides for therapeutics, target validation and diagnostics, chemical modifications of oligonucleotides and oligonucleotide delivery, detection, manufacturing and purification. We acquired these assets from Innovir in exchange for 160,000 shares of our common stock, seven year warrants to purchase 350,000 shares of our common stock at $12.00 per share and $25,000.

As part of our overall intellectual property strategy, we selectively enter into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies and gain the commercial rights to such new technologies.

As a result of these licenses and sublicenses, and our own internal research, we currently have certain rights to more than 170 issued or allowed patents, and more than 200 patent applications under consideration worldwide. This includes exclusive worldwide rights to 124 patents issued in the United States, 5 patents issued in Europe, 2 patents issued in Japan, 2 patents issued in Korea, 7 patents issued in Mexico and 17 patents issued in Australia. In addition, Notices of Allowance have been received for at least 14 patents from the United States Patent and Trademark Office. Eight of the 124 United States issued patents, 1 European patent and 1 Japanese patent cover enzymatic RNA and the use of an enzymatic RNA to cleave a single stranded RNA (collectively the “Cech Patents”). We believe that the Cech Patents grant us the right to exclude others from practicing ribozyme technology as it is currently known to us in the United States, Europe and Japan irrespective of the application, the method of production, the method of purification, or the ribozyme motif used. Unless extended, the Cech Patents will expire in December 2008 in the United States and December 2007 in Europe and in Japan. The additional issued patents cover both ribozyme technology, such as ribozyme design, synthesis, chemical modifications, delivery, ribozyme motifs, vector production, target site selection, as well as application to specific therapeutic targets. None of our other material patents expire before 2013.

In addition, we have filed or hold exclusive licenses to more than 200 pending United States and related foreign patent applications. Our patent portfolio includes approximately 40 United States applications for various areas of interest in human therapeutics and diagnostics and agricultural uses. The portfolio also includes approximately 80 United States applications related to the chemistry, design, optimization, manufacture and delivery of ribozyme products. These patents collectively extend our ribozyme patent coverage well beyond the life of the Cech Patents.

We have filed opposition documents against two patents granted to a competitor in Europe. In one of the opposition proceedings in Europe, we were successful in invalidating various claims relating to the hammerhead ribozyme composition. The European patent office found that the claims of the granted patent drawn to the so-called Non-GUX (where X is U, A, C or G) ribozymes were not patentable. We do not believe this European-granted patent covers those ribozymes that we have in clinical trials. Opposition proceedings against two of our European and Japanese patents were initiated by our competitors. The Japanese Opposition Division has rejected competitor oppositions and has issued a notification that it will maintain our Japanese patent without change. The opposition proceedings against our European patent resulted in maintenance of the fundamental “Cech” patent. Our competitors had initiated opposition proceedings against this patent in 1996. The patent expires in 2007. In July 2000 the European Opposition Division found no grounds for revoking the patent, but decided to clarify the scope of the claims to cover self-splicing intervening sequence derived ribozymes. The decision should have no impact on RPI’s ability to commercialize ribozymes, including its ongoing clinical programs, and will not affect its relationship with partner companies now engaged in ribozyme co-development. RPI’s ability to enforce its patent remains in effect. We may not have identified all United States and foreign patents that pose a risk of infringement. In addition, we anticipate interference proceedings involving some of our patents and patent applications in the United States.

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

Before testing agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an Investigational New Drug, or, IND, application or its equivalent in countries outside the United States where clinical studies are to be conducted. Preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

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

Data from preclinical and clinical trials are submitted to the FDA as a New Drug Application, or NDA, for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take a number of years and requires the expenditure of substantial resources. Preparing an NDA or marketing authorization application involves considerable data collection, verification, analysis and expense. There can be no assurance that FDA or any other health authority approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny an NDA or marketing authorization application if the authority’s regulatory criteria are not satisfied or may require additional testing or information.

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

Our manufacturing and marketing strategies

To support our preclinical and clinical trial manufacturing requirements, we constructed in our leased buildings manufacturing facilities that we believe comply with applicable regulatory requirements. We have also established operational quality assurance and quality control procedures. We believe that our existing facilities and those available from contract manufacturers will be satisfactory for production of ribozymes needed through clinical trials for our products currently in development.

We do not currently have the internal facilities or means to manufacture, market, distribute or sell on a commercial scale any products we may develop. We have expanded our quality control and quality assurance program internally, including adopting a set of standard operating procedures designed to assure that any products manufactured by or for us are made in accordance with cGMP and other applicable domestic and foreign regulations.

We expect to market and sell most products developed, at least initially, directly and through co-promotion or other licensing arrangements with third parties, including our collaborators. In some markets, we may enter into distribution or partnership agreements with pharmaceutical or biotechnology companies that have large, established sales organizations.

Our employees

As of December 31, 2001, we had 130 full-time employees, including a technical scientific staff of 104. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

ITEM 2.     PROPERTIES

We lease approximately 57,000 square feet of laboratory, manufacturing and office space in two adjacent buildings in Boulder, Colorado, under operating leases that last through October 2007 and June 2007. Our facilities are sufficient to meet our needs at least through 2002.

ITEM 3.     LEGAL PROCEEDINGS

We are a defendant in several class action lawsuits brought on behalf of purchasers of our common stock on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege that we violated certain federal securities laws based upon our having made an allegedly misleading announcement on November 15, 1999. The cases are consolidated and are now pending in the United States District Court, District of Colorado. The discovery phase has been completed and the parties have filed motions for summary judgement. A jury trial is scheduled to commence on September 9, 2002. Although the ultimate outcome of these lawsuits cannot be ascertained, on the basis of present information, we do not believe that these legal proceedings will have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol “RZYM.” The last sale price of the common stock as reported on the NASDAQ National Market on March 27, 2002, was $3.03 per share. At March 27, 2002, there were approximately 210 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 1999
First Quarter	$5.75	$4.06
Second Quarter	$6.88	$3.88
Third Quarter	$7.00	$4.25
Fourth Quarter	$22.00	$4.81
Year Ended December 31, 2000,
First Quarter	$71.88	$9.50
Second Quarter	$29.38	$12.00
Third Quarter	$32.75	$20.25
Fourth Quarter	$29.00	$6.50
Year Ended December 31, 2001,
First Quarter	$13.69	$5.25
Second Quarter	$10.21	$5.71
Third Quarter	$9.99	$4.54
Fourth Quarter	$6.98	$3.66
Year Ended December 31, 2002,
First Quarter (through March 27, 2002)	$5.12	$2.84

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We also are party to agreements restricting our ability to pay dividends.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements. Our financial statements for 2001, 2000, 1999, 1998 and 1997 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands)
Statement of Operations Data:
Revenues
Collaborative agreements	$3,318	$8,302	$5,797	$8,963	$1,976
Collaborative agreements-joint venture	3,960	6,052	—	—	—
Collaborative agreements-related parties	1,030	1,191	1,867	—	—

Total revenues	8,308	15,545	7,664	8,963	1,976
Expenses
Research and development	56,689	21,721	15,395	16,941	15,170
General and administrative	4,512	3,723	2,132	1,813	1,886

Total operating expenses	61,201	25,444	17,527	18,754	17,056

Operating loss	(52,893)	(9,899)	(9,863)	(9,791)	(15,080)
Other income (expense):
Interest income	2,165	3,196	614	634	795
Interest expense	(820)	(151)	(552)	(704)	(844)
Other income	51	4	—	25	7
Equity in loss of unconsolidated affiliates	(8,341)	(9,032)	(860)	(1,082)	—

Total other income (expense)	(6,945)	(5,983)	(798)	(1,127)	(42)

Net loss	(59,838)	(15,882)	(10,661)	(10,918)	(15,122)
Accretion of dividends on preferred stock	775	716	—	—	—

Net loss applicable to common stock	$(60,613)	$(16,598)	$(10,661)	$10,918	$15,122

Net loss per share (basic and diluted)	$(3.59)	$(1.15)	$(1.05)	$(1.22)	$(2.04)
Shares used in computing net loss per share (basic and diluted)	16,883	14,390	10,158	8,978	7,420
Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$34,995	$64,475	$14,000	$6,512	$16,102
Working capital	31,908	65,002	14,086	4,467	13,238
Total assets	52,023	83,897	25,092	19,224	24,850
Capital lease obligations and long-term debt, current portion	169	—	200	498	2,078
Capital lease obligations and long-term debt, net of current portion	12,591	3,757	6,811	4,545	2,752
Accumulated deficit	(159,803)	(99,965)	(84,083)	(73,422)	(62,505)
Total stockholders’ equity	33,905	75,994	14,881	11,034	18,870

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of factors we identify in the section titled “Risk Factors” in our Form S-3 registration statement filed with the U.S. Securities and Exchange Commission on December 26, 2001 (File No. 333-75976).

Overview of our Business

We are developing a new class of therapeutics based on engineered molecules called ribozymes. A ribozyme is a sequence of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA and viral RNA. mRNA and viral RNA are essential to the synthesis of proteins or viral replication responsible for disease. Ribozymes act as “molecular scissors” by cutting RNA molecules into two ineffective strands, which prevents abnormal protein production or viral replication. Because many diseases result from abnormal protein production or viral replication, ribozymes are expected to be applicable in a broad range of pharmaceutical therapies. In principle, ribozymes can be applied to any RNA, so we have the potential to develop ribozymes into an entirely new class of therapeutic agents. Currently we are in clinical development and preclinical testing for four product candidates.

We are developing ANGIOZYME, our lead product candidate to treat solid tumor cancers, in collaboration with Chiron Corporation. During 2001, we initiated Phase II clinical trials in metastatic breast and colorectal cancer. Also, we initiated a Phase II clinical trial in 2001 for HEPTAZYME, our product candidate to treat chronic Hepatitis C. In addition, in 2000 we formed a joint venture with Elan Corporation to develop HERZYME, a treatment for breast and other cancers. During 2001, we filed an Investigational New Drug application, or IND, for HERZYME in Canada and began a Phase I clinical trial during the third quarter of 2001. Our fourth product candidate, HepBzyme, for the treatment of Hepatitis B, is in pre-clinical testing.

Critical Accounting Policies

Revenue Recognition.    To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate generating any revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

•
Up-front revenue.    Up-front non-refundable fees are fully recognized upon signing an agreement and are related to the value of the research at that point in time. Up-front revenue may also include a reimbursement to us of recent expenses related to product development which we incurred.

•
Research revenue.    Typically, research revenue is based on the fully burdened cost of a researcher working on a collaboration. Rates are billed per employee, per year, pro-rated for time worked on a project. This revenue is typically invoiced on a monthly basis, either up front or in arrears. Revenue is recognized ratably over the period, with the balance reflected as deferred revenue until earned. The revenue is typically recurring over the term of a collaboration.

•	License revenue. License revenue is recognized ratably over the term of the license. Payments received in advance are recorded as deferred revenue until earned.

•	Milestone revenue. Milestone revenue is recognized in full when the related milestone performance goal is achieved. Milestone revenue is typically not consistent or recurring in nature.

Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of December 31, 2001, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

We have not been profitable since inception and have an accumulated deficit of $159.8 million as of December 31, 2001. Losses have resulted primarily from expenses associated with our research and development programs. We expect to incur additional losses as ANGIOZYME, HEPTAZYME, HERZYME and HepBzyme and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

Our revenues are denominated in U.S. dollars. Therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging instruments.

Deferred Patent Costs.    We capitalize legal costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, we review our issued patents and pending patent applications and if we determine to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

It is possible the estimates of future economic life of our commercialization revenues, the amount of anticipated future commercialization revenues, or both, will be reduced significantly in the near term due to alternative technologies developed by other biotechnology or pharmaceutical companies. As a result, the carrying amount of deferred patent costs may be reduced in the future.

Equity in loss of unconsolidated affiliates.    In January 2000, we formed a joint venture with Elan for the development and commercialization of HERZYME. As part of the joint venture, we licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method.

The 1999 equity in loss of unconsolidated affiliates was in connection with our initial cash investment of $2.0 million and the subsequent transfer of our gene identification and target validation technology to Atugen AG in 1998. During 1999, we owned 83.2% of Atugen’s outstanding common stock and as a result we recorded our share of Atugen’s net losses for 1999. Similar to the above discussion on Medizyme, minority investors of Atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in Atugen under the equity method. In 1999, we completely expensed our investment in Atugen. We currently own 31.6% of Atugen and will record our share of any future profits.

Results of Operations for Twelve Months Ended December 31, 2001 and 2000

Revenues.    Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint venture, and (iii) Collaborative agreements-related parties. Collaborative agreement revenues primarily include revenues recorded from Chiron. Chiron revenues are related to our joint collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture with Elan. Collaborative agreements-related parties, includes revenues recorded from Atugen.

Collectively, collaborative revenues decreased to $8.3 million for the year ended December 31, 2001 compared to $15.5 million for the year ending December 31, 2000. The decrease of $7.2 million in 2001 compared to 2000 was primarily due to $3.8 million recorded from Lilly in 2000 for the Hepatitis C collaboration which terminated in 2000. The 2000 Lilly revenues included $1.5 million in milestone payments and $2.3 million in research revenues. In addition, revenues recorded from Chiron decreased $1.4 million during 2001 from the year ended December 31, 2000. The decrease is due to the progression of ANGIOZYME in clinical trials and as ANGIOZYME progresses, it requires fewer researchers working on the project which, in turn, has resulted in lower research revenues. Also, because of the progression of HERZYME in clinical trials, and therefore fewer researchers working on the project, revenues from Medizyme decreased in 2001 compared to 2000 by $2.1 million.

However, while revenues have decreased, reimbursements that offset manufacturing and clinical trial expenses in connection with Chiron have increased. Reimbursements from our collaborators are recorded as credits against expenses. For the year ending December 31, 2001, reimbursements from Chiron were $8.9 million compared to $1.3 million for the corresponding period in 2000. Approximately $8.4 million of the reimbursement in 2001 was related to third party contract manufacturing costs of ANGIOZYME. Revenues and reimbursement of expenses are expected to fluctuate due to timing of research and the progress of our drugs in clinical trials.

Expenses.    Research and development expenses increased to $56.7 million for the year ended December 31, 2001, compared to $21.7 million for the corresponding period in 2000. The increase of $35.0 million for the year ended December 31, 2001 compared to the same period in 2000 was primarily due to $29.4 million of expense, net of reimbursements, related to expansion of third party maufacturing capacity and to third party manufacturing costs for ANGIOZYME and HEPTAZYME to support our current and planned clinical trials. In addition, clinical and pre-clinical trial expenses increased $3.5 million to $5.8 million in 2001, compared to $2.2 million in 2000. Also, increased staffing to accommodate clinical trials and support for research resulted in an increase in personnel expense of $2.6 million. We expect research and development expenses, including pre-clinical studies, clinical trials and manufacturing expenses, to continue to increase as we expand our development programs for ANGIOZYME, HEPTAZYME and HERZYME.

General and administrative expenses increased $800,000 to $4.5 million the period ended December 31, 2001,compared to $3.7 million for the corresponding period in 2000.The increase in 2001 is the result of increased staffing and related expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

Interest income.    Interest income decreased $1.0 million to $2.2 million for the year ended December 31, 2001, compared to $3.2 million, for the corresponding period in 2000. The decrease is due to lower average balances in our cash, cash equivalents and securities available-for-sale as compared to the same period in 2000. Cash and equivalent balances were higher in 2000 because of our public offering completed in April 2000 which resulted in $52.9 million net proceeds compared to the subsequent decrease of cash in 2001 for the manufacturing and clinical trial expenses. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

Interest expense.    Interest expense increased $669,000 to $820,000 for the period ended December 31, 2001, compared to $151,000 for the corresponding period in 2000. The low interest expense in 2000 was due to our repayment of $6.9 million on a $7.9 million loan from Schering AG with proceeds from our public offering in 2000. At Schering AG’s option, the remaining balance of $997,000 was converted into 42,435 shares of our common stock in June 2000. Subsequently we borrowed an additional $1.0 million from Schering AG in each of October 2000, January 2001 and April 2001, as well as an additional $5.5 million from Elan in 2001 related to our joint venture, therefore, interest expense increased for the period ended December 31, 2001. Interest expense is expected to continue to increase in the future as we arrange for additional financing for operations.

Equity in loss of unconsolidated affiliate.    Equity in loss of unconsolidated affiliate was $8.3 million for the period ended December 31, 2001, compared to $9.0 million for the corresponding period in 2000. The expense is our 80.1% share of Medizyme’s 2001 expenses. The decrease in the losses recognized for the year ended December 31, 2001 are due to the decreases in Medizyme’s expenses related to the development of HERZYME. The decrease for the year is the result of the transition of HERZYME from research to clinical trials. Medizyme’s 2001 expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $5.0 million we invoiced as of December 31, 2001 for research we conducted and clinical trial expenses we incurred with HERZYME.

Results of Operations for Twelve Months Ended December 31, 2000 and 1999

Revenues.    Revenues from collaborative agreements increased $7.8 million to $15.5 million for the year ended December 31, 2000 from $7.7 million for the corresponding period in 1999. The increase is primarily due to $6.1 million of revenue recognized in 2000 from Medizyme, our joint venture with Elan related to the development of HERZYME. The joint venture began in January 2000 and therefore no revenues existed for Medizyme in 1999. In addition, the increase was due to milestone payments we received of $1.5 million in 2000 from Lilly related to our development of HEPTAZYME. The payments were for filing an IND and commencing clinical trials for HEPTAZYME.

Expenses.    Research and development expenses increased $6.3 million to $21.7 million in 2000 from $15.4 million in 1999. The increase is due to the cost of manufacturing, preclinical and clinical activities to support our drugs in clinical trials. Research and development expenses consist primarily of:

•	clinical and preclinical supplies and related costs;

•	salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel;

•	consultants;

•	supplplies;

•	occupancy costs; and

•	depreciation for laboratory equipment and facilities.

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

Equity in loss of unconsolidated affiliate.    Equity in loss of unconsolidated affiliates was $9.0 million for the year ending December 31, 2000, compared to $860,000 for the corresponding period in 1999. The expense in 2000 is our 80.1% share of Medizyme’s recorded loss. Medizyme’s expenses include $1.25 million amortized expense in each quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $6.1 million we invoiced during 2000 for research we conducted on HERZYME.

The 1999 equity in loss of unconsolidated affiliate was in connection with our investment in Atugen AG in 1998. During 1999, we owned 83.2% of Atugen’s outstanding common stock and as a result we recorded our share of Atugen’s net losses for 1999 resulting in equity in loss of unconsolidated affiliate of $860,000. During 1999, we completely expensed our remaining investment in Atugen and therefore no expense related to Atugen was recorded during 2000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through December 31, 2001, we have received approximately:

•	$29.0 million in net proceeds from private placements;

•	$97.6 million in net proceeds from public offerings;

•	$129.1 million from our collaborations; and

•	$10.4 million from equipment financing.

We had cash, cash equivalents and securities available-for-sale of $35.0 million at December 31, 2001 compared with $64.5 million at December 31, 2000. The $29.5 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $44.7 million used for operations, net of revenues of $8.3 million; $3.7 million used for investments in equipment, leasehold improvements and patents; net $750,000 in loans to executives; $5.5 million invested in our joint venture; $17.0 million received in proceeds from equity transactions; and, $8.2 million received in proceeds from debt facilities.

We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

Accounts receivable at December 31, 2001 were $1.5 million compared to $3.6 million at December 31, 2000. Accounts receivable at December 31, 2001 included $341,000 due from Atugen for administrative services and patent expenses, $491,000 due from Medizyme for research support for HERZYME and $500,000 due from Chiron for reimbursement of ANGIOZYME expenses, as well as $208,000 due from miscellaneous other sources.

Total additions for property, plant and equipment for the year ended December 31, 2001 were $2.8 million, of which $2.0 million were financed through our existing equipment loan facility with Schering AG and $643,000 were financed through a $4.0 million loan facility through a credit institution. As of December 31, 2001, no additional funding was available through the Schering AG loan facility and $3.4 million was available through the credit institution. The Schering AG loan matures in April 2004 and accrues at an 8% interest rate. The loan facility through the credit institution is available for draw downs through November 2002, currently averages an interest rate of 9.5%, and matures in 36 or 48 months depending on the type of equipment collateralized. We anticipate future property, plant and equipment needs to be financed through the existing loan facility and additional credit facilities yet to be determined.

The following table summarizes our debt obligations as of December 31, 2001:

	Payments Due by Period
	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt	$169,117	$185,562	$3,414,091	$94,366	$3,082,273	$5,814,385	$12,759,794
Operating leases	936,288	940,048	954,755	974,451	894,368	196,014	4,895,924

Total debt obligations	$1,105,405	$1,125,610	$4,368,846	$1,068,817	$3,976,641	$6,010,399	$17,655,718

In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange to reacquire all rights to develop any product containing or utilizing an HIV target. We recorded an expense of $275,000 in March 2001 in connection with the issuance of the stock. During the year ended December 31, 2001, we recorded $3.1 million and $8.9 million in revenues and reimbursement of expenses, respectively, from Chiron for costs incurred for the clinical development of ANGIOZYME.

In April 1997, we entered into a purchase agreement, subsequently amended, with Schering AG and Schering Berlin Venture Corporation, or SBVC, an affiliate of Schering AG as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our final draw-down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. Additionally, 50.0% of any borrowings we make on the line of credit must be collateralized by equipment purchases. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the loan balance into 42,435 shares of our common stock at a conversion price of $23.50. At December 31, 2001, we had $3.2 million in outstanding loans and accrued interest from Schering AG, which was convertible into approximately 705,000 shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to Atugen, which does not effect the terms of our loan agreement with Schering AG.

In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A

Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. As of December 31, 2001, the Series A preferred stock and accrued dividends were convertible into 1,125,567 shares of our common stock. Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan has made available to us a $12.0 million credit facility to fund our portion of Medizyme operating costs over a 42-month period. At the end of December 2001, we utilized the credit facility and had borrowed $8.2 million. The note carries an interest rate of 12% compounded on a semi-annual basis. Elan may convert this debt into shares of our Series B Convertible Preferred Stock at any time. In lieu of conversion, principal and interest payments on the note are deferred until the note matures in 2006. At December 31, 2001, the outstanding borrowings would be convertible into 644,095 shares of our common stock. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

On July 27, 2001, we filed a Form S-3 Registration Statement to register 3,000,000 shares and an aggregate of $10,000,000 in proceeds from the sale of our common stock, preferred stock and warrants for our common or preferred stock. In November 2001, we utilized the registration statement and sold 2,261,905 shares of our common stock and a five-year warrant to purchase 226,191 shares of our common stock at $5.00 per share, for gross proceeds of $9.5 million.

We anticipate that our existing financial resources and expected revenues from collaborations, should be sufficient to meet our anticipated operating and capital requirements through 2002. We expect to incur substantial additional costs, including, costs related to:

•	our research, drug discovery and development programs;

•	preclinical studies and clinical trials of our products, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal items; and

•	manufacturing and marketing of our products, if any.

In the future we may raise additional capital through public or private financing, as well as from new collaborative relationships, new credit facilities and other sources.

At December 31, 2001, we had available net operating loss carryforwards and research and development credit carryforwards of $140.7 million and $5.7 million, respectively, for income tax purposes. Our ability to utilize our net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the “change in ownership” rules under Section 382 of the Internal Revenue Code.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors, executive officers and key employees of Ribozyme Pharmaceuticals are as follows:

Name	Age	Position
Howard W. Robin (1)	49	Chief Executive Officer, President and Director
Marvin Tancer	51	Chief Financial Officer and Vice President of Operations
Nassim Usman, Ph.D	42	Chief Scientific Officer and Vice President of Research and Development
Lawrence Blatt	40	Vice President of Research
Lawrence E. Bullock	46	Vice President of Finance and Administration and Secretary
Alene A. Campbell	45	Vice President of Corporate Development
Francine E. Wincott, Ph.D.	38	Senior Director of Manufacturing Operations
Ralph E. Christoffersen, Ph.D. (1)	64	Chairman of the Board
David T. Morgenthaler (1) (2)	82	Director
Jeremy L. Curnock Cook (1) (2) (3).	52	Director
John Groom (2)	63	Director
Samuel R. Saks, M.D.(3)	47	Director
Anders P. Wiklund (2) (3).	61	Director

(1)	Member of the Executive Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee

Howard W. Robin has served as Chief Executive Officer, President and Director since July 2001. From January 2001 to June 2001, Mr. Robin was Chief Operating Officer, President and Director. From 1991 to 2001 Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc. and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987 Mr. Robin was Director of Business Planning & Development at Berlex. He was a Senior Associate with Arthur Anderson & Company prior to joining Berlex. He received his B.S. in Accounting & Finance from Farleigh Dickinson University in 1974.

Marvin Tancer has served as Chief Financial Officer and Vice President of Operations since June 2001. Prior to joining RPI in 2001, Mr. Tancer served as National Sales Director of Oncology and Area Sales Director for the Western United States for Berlex Labs, Inc. from 1999 to 2000. From 1992 to 1998 he held the position of Director of Finance and Administration and Chief Financial Officer at Berlex Biosciences. From 1986 to 1992 he held the position of Corporate Controller for Berlex Labs, Inc. and from 1982 to 1986 was Pharmaceutical Division Controller and Director of Financial Analysis. He earned his BS in Business Administration from the Wharton School of Business.

Nassim Usman, Ph.D., has served as Chief Scientific Officer since February 2002 and Vice President of Research and Development since August 2000. From December 1999 to July 2000, Dr. Usman served as Senior Vice President of Research. From May 1996 to December 1999, Dr. Usman served as Vice President of Research at Ribozyme Pharmaceuticals. From April 1994 until May 1996, Dr. Usman served as Director of Chemistry and Biochemistry Research and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry. From January 1987 to September 1992, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology. Dr. Usman received his Ph.D. in chemistry from McGill University.

Lawrence M. Blatt, Dr. P.H., has served as Vice President of Research since August 2000. From January 1999 to July 2000, Dr. Blatt served as Research Vice President, BioPharmacology and Preclinical. From January 1998 until January 1999, Dr. Blatt served as Senior Director of Preclinical and Clinical Development. Prior to joining the Company, Dr. Blatt served as Vice President of Product Development for the National Genetic Institute, a molecular diagnostic company, from August 1996 to January 1998. From August 1984 to January 1996, Dr. Blatt served in various managerial and scientific positions at Amgen Inc., a bio-pharmaceutical company. He received his Doctorate in Public Health Administration from the University of La Verne in 1996 and his M.B.A. degree from California Sate University, Northridge in 1988.

Lawrence E. Bullock has served as Vice President of Administration and Finance and Secretary since January 1996. From December 1990 to January 1996, Mr. Bullock was Chief Financial Officer, Director of Finance and Administration and Secretary of La Jolla Pharmaceutical Company, a biopharmaceutical company. Mr. Bullock received his M.B.A. from the University of Utah.

Alene A. Campbell has served as Vice President of Corporate Development since December 1999. Ms. Campbell served as Vice President of Business Development and General Manager of Target Validation and Discovery Business from April 1997 to December 1999. From January 1990 to March 1997, Ms. Campbell was Vice President of ChemTrak Corporation, a medical technology firm, where she was responsible for finance, business development and marketing and sales. From 1987 to 1990, she was Vice President of CytoSciences, Inc., a biomedical company, and from 1981 to 1987 she was Vice President of Marketing and Sales for Hana Biologics, Inc. (now Cell Genesys Corporation), a biotechnology firm. Ms. Campbell received her M.B.A. from the University of California at Berkeley.

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

Ralph E. Christoffersen, Ph.D., has served as a director since June 1992 and was elected Chairman of the Board in July 2001. Dr. Christoffersen was Chief Executive Officer of Ribozyme Pharmaceuticals from June 1992 until his retirement in July 2001 and from June 1992 until January 2001 Dr. Christoffersen also served as President. From 1989 to June 1992, Dr. Christoffersen was Senior Vice President and Director of U.S. Research at SmithKline Beecham Pharmaceuticals, a pharmaceutical company. From 1983 to 1989, he held senior management positions in research at The Upjohn Company, a pharmaceutical company. Prior to joining The Upjohn Company, Dr. Christoffersen served as a Professor of Chemistry and Vice Chancellor for Academic Affairs at the University of Kansas and as President of Colorado State University. He received his Ph.D. in physical chemistry from Indiana University.

Jeremy L. Curnock Cook has served as a director since July 1995. Mr. Cook was a director of Rothschild Asset Management, an investment management company, where he was responsible for the Rothschild Bioscience Unit from 1987 until his retirement in 2000. Mr. Cook founded the International Biochemicals Group in 1975, which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. He is Executive Chairman of Bioscience Managers Ltd., a corporate advisory company, and Non-Executive Chairman of Targeted Genetics Inc. He is also a director of Virogen Ltd., AMRAD Corporation, GlycoDesign, Inc., Valigen, N.V., Inflazyme Pharmaceuticals, Inc. and Biocompatibles International plc. Mr. Cook received an M.A. in Natural Sciences from Trinity College Dublin.

John Groom has served as a director since April 2000. Mr. Groom served as President and Chief Operating Officer of Elan Corporation plc from 1996 until his retirement in 2001. Mr. Groom continues as a director of Elan Corporation plc. He served as President and Chief Executive Officer of Athena Neurosceiences, Inc. from 1987 to 1996. Mr. Groom is also a director of Ligand Pharmaceuticals, Inc., CV Therapeutics Inc. and Amarin Corporation Inc. Mr. Groom is a Fellow of the Association of Certified Accountants (UK).

David T. Morgenthaler has served as a director since February 1992. From December 1995 until July 2001, Mr. Morgenthaler was Chairman of the Board. Mr. Morgenthaler was a founder of and has been Managing Partner of Morgenthaler Ventures, a private venture capital firm, since 1968. He has been a director of a number of public and private companies. Mr. Morgenthaler received his M.S. degree from the Massachusetts Institute of Technology.

Samuel R. Saks, M.D. has served as a director since April 2000. Dr. Saks is Company Group Chairman, ALZA Corporation, a operating company of Johnson & Johnson. In 1992, Dr. Saks joined ALZA as the Vice President for Medical Affairs and subsequently served as Senior Vice President, Medical Affairs and Group Vice President, ALZA Pharmaceuticals. Prior to joining ALZA, Dr. Saks was Vice President of Clinical Research at XOMA Corporation and also worked in the clinical research departments of Schering-Plough and Genentech. Dr. Saks received his M.D. with honors from the University of Illinois and completed his residency in Internal Medicine at the University of Texas Southwestern Medical Center at Dallas and his fellowship in oncology at the University of California, San Francisco. Dr. Saks is board certified in oncology and is a diplomat of the American Board of Internal Medicine.

Anders P. Wiklund has served as a director since August 1994. Since January 1997, Mr. Wiklund has been the principal of Wiklund International, an advisory firm to the biotechnology and pharmaceutical industries. From 1967 through 1996, Mr. Wiklund served in numerous executive positions for the Kabi and Pharmacia group of companies, including President and CEO of Kabi Vitrum Inc. and Kabi Pharmacia, Incorporated. Mr. Wiklund is also a director of Glyco Design, Inc., Medivir, A.B. and InSite Vision, Inc., as well as serving on private company boards. Mr. Wiklund received a Master of Pharmacy degree from the Pharmaceutical Institute in Stockholm.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

Schedules have been omitted since they are either not required or are not applicable.

(a)(3)  Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated April 17, 1996(5)

3.2	Bylaws of Ribozyme Pharmaceuticals, as amended(1)

3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997(23)

3.4	Articles of Amendment to the Certificate of Incorporation of Ribozyme Pharmaceuticals dated May 1, 2000(23)

4.1	Specimen Stock Certificate(1)

4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares(10)

4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock(11)

4.4
Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto(14)

4.5	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated February 18, 2000(23)

4.6	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated May 1, 2000(23)

4.7	Amendment to the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock and Series B Preferred Stock of Ribozyme Pharmaceuticals(23)

10.1	Form of Indemnity Agreement entered into between Ribozyme Pharmaceuticals and its directors and officers, with related schedule(1)

10.2	Ribozyme Pharmaceuticals’ Incentive Stock Option Plan, including form of Incentive Stock Option Agreement(1)

10.3	Ribozyme Pharmaceuticals’ Non-Qualified Stock Option Plan, including form of Non-Qualified Stock Option Agreement(1)

10.4	Ribozyme Pharmaceuticals’ 1996 Stock Option Plan, including forms of Incentive Stock Option Nonstatutory Stock Option Agreements(1)

10.5	Ribozyme Pharmaceuticals’ 1996 Stock Employee Stock Purchase Plan(1)

10.6	Employment Agreement dated January 1, 1997 between Ribozyme Pharmaceuticals and Ralph E. Christoffersen(5)

10.7	Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated December 23, 1992(1)

10.8	Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated September 23, 1994(1)

10.9	Warrant Purchase Agreement dated March 15, 1995, between Ribozyme Pharmaceuticals and Hambrecht & Quist Guaranty Finance(1)

10.10	Warrant to Purchase Common Stock dated March 15, 1995, issued to Hambrecht & Quist Guaranty Finance(1)

10.11	Warrant to Purchase Common Stock dated February 22, 1993, issued to LINC Scientific Leasing(1)

10.12	Warrant to Purchase Common Stock dated July 30, 1993, issued to Douglas E. Olson(1)

10.13	Warrant to Purchase Common Stock dated July 30, 1993, issued to Richard J. Warburg and Ruth P. Warburg(1)

10.14	Warrant to Purchase Common Stock dated December 28, 1994, issued to Competitive Technologies, Inc.(1)

10.15	Warrant to Purchase Common Stock dated December 29, 1995, issued to Silicon Valley Bank(1)

Number	Description

10.16	Warrant to Purchase Common Stock dated July 26, 1996, issued to Silicon Valley Bank(1)

10.17	Warrant to Purchase Common Stock dated April 17, 1996, issued to Chiron Corporation(1)

10.18	Collaborative Research, Development and Commercialization Agreement dated July 15, 1994, between Ribozyme Pharmaceuticals and Chiron Corporation(1)

10.19	Research Collaboration and Licensing Agreement dated November 1, 1995, between Ribozyme Pharmaceuticals and Pharmacia Biotech, AB(1)

10.20	Research and Development Collaboration Agreement dated April 19, 1993, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.21	First Amendment to the Research and Development Collaboration Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.22	Second Amendment to the Research and Development Collaboration Agreement dated February 8, 1996, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.23	Financing Agreement dated March 16, 1995, among Wilderness Place Holdings L.L.C., Hambrecht & Quist Guaranty Finance, L.P. and Ribozyme Pharmaceuticals(1)

10.24	Negotiable Promissory Note dated October 7, 1992, between Ribozyme Pharmaceuticals and Ralph Christoffersen and Addendum dated June 25, 1993(1)

10.25	Employment Agreement dated January 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)

10.26	Promissory Note dated February 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)

10.27	Lease for Real Property dated May 20, 1992, between Aero-Tech Investments and Ribozyme Pharmaceuticals(1)

10.28	Non-Disturbance and Attornment Agreement dated March 31, 1995, among General American Life Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C. and Ribozyme Pharmaceuticals(1)

10.29	Master Lease Agreement dated September 2, 1992, between Ribozyme Pharmaceuticals and LINC Scientific Leasing(1)

10.30	Loan and Security Agreement dated February 28, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)

10.31	Loan Modification Agreement dated December 21, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)

10.32	Loan and Security Agreement dated December 29, 1995, between Ribozyme Pharmaceuticals and Silicon Valley Bank and MMC/GATX Partnership No. 1(1)

10.33	Warrant to Purchase Common Stock dated December 29, 1995, issued to MMC/GATX Partnership No. 1(1)

10.34	Agreement dated February 29, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation relating to research and development funding(1)

10.35
Amendments to original Employment Agreements between Ribozyme Pharmaceuticals and Ralph E. Christoffersen, Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22, 1996, and December 15, 1996(3)

10.36	Promissory Note dated June 4, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(3)

10.37	Amendment to Lease for Real Property dated March 13, 1997, between Aero—Tech Investments and Ribozyme Pharmaceuticals(3)

10.38	Employment Agreement dated May 2, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(2)

10.39	Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function dated May 13, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation(2)

10.40
Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals, University Research Corporation, University of Colorado and United States Biochemical Corporation(3.5)*

10.41	Amended and Restated Sublicense Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3.5)*

10.42	Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and Competitive Technologies, Incorporated(3.5)*

10.43	Memorandum of Understanding dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco(1)

10.44	Stock Subscription Agreement dated September 1996 between Ribozyme Pharmaceuticals and University of Research Corporation(3.5)*

10.45	Stock Subscription Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3.5)*

10.46	Assignment of License and Restated License Agreement dated November 20, 1996, among Ribozyme Pharmaceuticals, United States Biochemical Corporation and Competitive Technologies(3.5)*

10.49	License Agreement dated February 14, 1997, between Ribozyme Pharmaceuticals and IntelliGene, Ltd.(3.5)*

Number	Description

10.50	Subscription Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.51	Stock Purchase Agreement dated June 28, 1995, among Ribozyme Pharmaceuticals and investors(1)

10.52	Agreement dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco Corporation relating to the conversion of preferred stock(1)

10.53	Stock Subscription Agreement dated October 30, 1995, between Ribozyme Pharmaceuticals and Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v.(1)

10.54	Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997(4)*

10.55	Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft(4)*

10.56	Employment Agreement dated February 27, 1997, between Ribozyme Pharmaceuticals and Alene Holzman(5)

10.57	Employment Agreement dated July 5, 1997, between Ribozyme Pharmaceuticals and Thomas Rossing(5)

10.58	Executive Bonus Plan dated March 27, 1998(6)

10.59	Research, Collaboration and License Agreement dated May 19, 1998, between Ribozyme Pharmaceuticals and Roche Bioscience, a division of Syntex (U.S.A.) Inc.(7)*

10.60	Employment Agreement dated September 8, 1998, between Ribozyme Pharmaceuticals and Nassim Usman(8)

10.61	Participation Agreement dated August 31, 1998, as amended, and related documents between Ribozyme Pharmaceuticals and Atugen Biotechnology GmbH(9)*

10.62	Research Collaboration and License Agreement dated March 17, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company* (10.6)

10.63	Stock Purchase Agreement dated April 30, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company (10.5)

10.64	Employment Agreement dated May 10, 1999 between Ribozyme Pharmaceuticals and Dr. Wayne Cowens(10.7)

10.65	Securities Purchase Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Elan Corporation, plc(11)

10.66	License Agreement dated January 7, 2000 among Elan Pharmaceutical Technologies (a division of Elan Corporation, plc), Elan Pharma International Limited and Medizyme Pharmaceuticals, Ltd.(11)*

10.67	Warrant dated January 7, 2000, issued to Elan International Services, Ltd. to purchase up to 200,000 shares of Ribozyme Pharmaceuticals’ common stock(11)

10.68	Warrant dated January 7, 2000 issued to Elan International Services Ltd. to purchase up to 300,000 shares of Ribozyme Pharmaceuticals’ common stock(11)

10.69	Convertible Promissory Note dated January 7, 2000, from Ribozyme Pharmaceuticals to Elan International Services, Ltd.(11)

10.70
Subscription, Joint Development and Operating Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals, Elan Corporation, plc, Elan Pharma International Limited, Elan International Services, Ltd. and Medizyme Pharmaceuticals, Ltd.(11)*

10.71
Funding Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan Pharmaceutical Technologies (a division of Elan Corporation, plc), Elan Pharma International Limited and Elan International Services, Ltd.(11)

10.72	License Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals and Medizyme Pharmaceuticals, Ltd.(11)*

10.73	Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd.(11)

10.74	Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd.(11)

10.75	Agreement dated January 31, 2000, between Ribozyme Pharmaceuticals and Avecia Limited(11)*

10.76	Employment Agreement dated July 6, 2000 between Ribozyme Pharmaceuticals and Dr. Nassim Usman(12)

10.77	Employment Agreement dated July 6, 2000, between Ribozyme Pharmaceuticals and Dr. Lawrence Blatt(12)

10.78	Repurchase of Ribozyme Product agreement dated September 28, 2000 between Ribozyme Pharmaceuticals and Eli Lilly and Company(13)*

10.79	Common Stock Purchase Agreement dated December 29, 2000 by and between Ribozyme Pharmaceuticals, Inc. and Acqua Wellington North America Equities Fund, Ltd.(15)

10.80	Employment Agreement dated January 4, 2001 between Ribozyme Pharmaceuticals and Howard Robin(16)

10.81	Warrant to Purchase Shares of Common Stock between the Company and Heidrick & Struggles dated January 4, 2001(17)

10.82	Amendment to Chiron Corporation—Ribozyme Pharmaceuticals, Inc. Collaborative Research, Development and Commercialization Agreement dated March 20, 2001(17)

10.83	Employment Agreement dated May 29, 2001 between Marvin Tancer and the Company(18)

Number	Description

10.84	Amendment to Employment Agreement dated April 30, 2001 between Lawrence Blatt and the Company(18)

10.85	Amendment to Employment Agreement dated April 30, 2001 between Lawrence E. Bullock and the Company(18)

10.86	Amendment to Employment Agreement dated April 30, 2001 between Ralph E. Christoffersen and the Company(18)

10.87	Amendment to Employment Agreement dated April 30, 2001 between J. Wayne Cowens and the Company(18)

10.88	Amendment to Employment Agreement dated April 30, 2001 between Alene A. Holzman and the Company(18)

10.89	Amendment to Employment Agreement dated April 30, 2001 between Nassim Usman and the Company(18)

10.90	Amendment to Employment Agreement dated April 30, 2001 between Fran Wincott and the Company(18)

10.91	Amendment to Employment Agreement dated June 18, 2001 between Howard W. Robin and the Company(19)

10.92	Amendment to Employment Agreement dated July 1, 2001 between Ralph E. Christoffersen and the Company(19)

10.93	Amendment to Employment Agreement dated July 15, 2001 between Marvin Tancer and the Company(19)

10.94	Securities Purchase Agreement dated December 21, 2001 by and between Ribozyme Pharmaceuticals and Elan International Services, Ltd.(20)

10.95	Warrant Agreement dated November 28, 2001 by and between Ribozyme Pharmaceuticals and ABN AMRO Incorporated(21)

10.96	Form of Warrant to purchase Common Stock dated November 28, 2001 issued to selected institutional investors(22)

23.1	Consent of Ernst & Young LLP, Independent Auditors(23)

*	Ribozyme Pharmaceuticals has applied for and received confidential treatment with respect to portions of these exhibits.
(1)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement, File No. 333-1908-D.
(2)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-QSB for the quarter ended June 30, 1996.
(3)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB and amendment for the year ended December 31, 1996.
(3.5)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB/A for the year ended December 31, 1996.
(4)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated June 12, 1997.
(5)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement, File No. 333-34981.
(6)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB for the year ended December 31, 1997.
(7)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q/A for the quarter ended June 30, 1998.
(8)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended September 30, 1998.
(9)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K/A dated June 16, 1999.
(10)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement and amendments, File No. 333-75079.
(10.5)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement, Amendment No. 3, File No. 333-75079.
(10.6)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration

Statement,	Amendment No. 5, File No. 333-75079.
(10.7)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement, Amendment No. 7, File No. 333-75079.
(11)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated February 8, 2000.
(12)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended June 30, 2000.
(13)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated October 10, 2000.
(14)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated December 5, 2000.
(15)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated January 5, 2001.
(16)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-K for the year ended December 31, 2000.
(17)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended March 31, 2001.
(18)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended June 30, 2001.
(19)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended September 30, 2001.
(20)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated January 16, 2002.
(21)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated February 25, 2002.
(22)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated December 11, 2001.
(23)	Filed herewith

(b)  Reports on Form 8-K

A report on Form 8-K was filed on December 11, 2001 announcing the public offering to selected institutional investors of shares of Common Stock and warrants to purchase Common Stock.

A report on Form 8-K was filed on January 16, 2002 announcing the sale in a private placement transaction of Common Stock and five-year warrants to purchase additional shares of Common Stock.

A report on Form 8-K was filed on February 25, 2002 announcing that ABN AMRO Incorporated, placement agent for the public offering conducted on November 29, 2001, received as part of its compensation a warrant to purchase Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Boulder, Colorado, on March 29, 2002.

RIBOZYME PHARMACEUTICALS, INC.

By:	/s/ HOWARD W. ROBIN
Howard W. Robin Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer and President (Principal Executive Officer)	March 29, 2002

/s/ MARVIN TANCER Marvin Tancer	Chief Financial Officer, Vice President, Administration Finance, and Secretary (Principal Financial and Accounting Officer)	March 29, 2002

/s/ RALPH E. CHRISTOFFERSEN Ralph E. Christoffersen	Chairman of the Board of Directors	March 29, 2002

/s/ JEREMY C. COOK Jeremy C. Cook	Director	March 29, 2002

/s/ JOHN GROOM John Groom	Director	March 29, 2002

/s/ DAVID T. MORGENTHALER David T. Morgenthaler	Director	March 29, 2002

/s/ SAMUEL R. SAKS Samuel R. Saks, M.D.	Director	March 29, 2002

/s/ ANDERS WIKLUND Anders Wiklund	Director	March 29, 2002

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Ribozyme Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc., as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribozyme Pharmaceuticals, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/	ERNST & YOUNG LLP

Denver, Colorado
February 22, 2002

RIBOZYME PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$23,497,986	$32,170,518
Securities available-for-sale	11,497,084	32,304,162
Accounts receivable	711,470	1,278,161
Accounts receivable—joint venture	491,194	1,972,788
Accounts receivable—related parties	340,533	344,934
Notes receivable—related parties	324,000	101,437
Prepaid expenses and other	173,466	176,186

Total current assets	37,035,733	68,348,186
Property, plant, and equipment:
Machinery and equipment	9,368,007	7,867,836
Leasehold improvements	4,799,381	3,913,222
Office furniture and equipment	2,001,064	1,859,389

	16,168,452	13,640,447
Accumulated depreciation	(11,580,139)	(10,074,081)

	4,588,313	3,566,366
Notes receivable—related parties	541,000	214,750
Deferred patent costs, net of accumulated amortization (2001–$772,157; 2000–$574,288)	5,544,614	4,858,036
Investment in joint venture	3,577,340	6,373,545
Other assets	736,208	536,110

Total assets	$52,023,208	$83,896,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$2,100,144	$1,085,197
Accrued wages	810,922	214,003
Accrued liabilities	1,647,253	1,646,810
Deferred revenue, current portion—related parties	400,000	400,000
Current portion of long-term debt	169,117	—

Total current liabilities	5,127,436	3,346,010
Deferred revenue, long-term portion—related parties	400,010	800,006
Long term debt	474,018	—
Convertible debt—joint venture	8,896,658	2,743,213
Convertible debt—related parties	3,220,000	1,013,333

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;
Series A convertible exchangeable, 12,015 shares issued and outstanding at December 31, 2001 and 2000, respectively (preference in liquidation of $12,015,000)	120	120
Accreted preferred stock dividend	1,491,802	716,456
Common stock, $.01 par value; 60,000,000 shares authorized; 20,012,608 and 16,261,477 shares issued and outstanding at December 31, 2001 and 2000, respectively	200,126	162,615
Additional paid-in capital	192,004,535	175,099,769
Accumulated deficit	(159,802,790)	(99,964,629)
Unrealized gain (loss) on securities available-for-sale	11,293	(5,424)
Deferred compensation	—	(14,476)

Total stockholders’ equity	33,905,086	75,994,431

Total liabilities and stockholders’ equity	$52,023,208	$83,896,993

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31
	2001	2000	1999
Revenues:
Collaborative agreements	$3,318,246	$8,301,545	$5,797,456
Collaborative agreements—joint venture	3,959,411	6,052,429	—
Collaborative agreements—related parties	1,030,226	1,191,338	1,866,942

Total revenues	8,307,883	15,545,312	7,664,398
Expenses:
Research and development	56,688,960	21,721,055	15,394,602
General and administrative	4,512,197	3,723,158	2,132,252

Total expenses	61,201,157	25,444,213	17,526,854
Operating loss	(52,893,274)	(9,898,901)	(9,862,456)
Other income (expense):
Interest income	2,164,638	3,195,989	614,045
Interest expense	(819,576)	(150,840)	(551,954)
Other income	50,950	4,000	—
Equity in loss of unconsolidated affiliates	(8,340,899)	(9,031,805)	(860,216)

Total other expense	(6,944,887)	(5,982,656)	(798,125)

Net loss	(59,838,161)	(15,881,557)	(10,660,581)
Accretion of dividends on preferred stock	775,346	716,456	—

Net loss applicable to common stock	$(60,613,507)	$(16,598,013)	$(10,660,581)

Net loss per share (basic and diluted)	$(3.59)	$(1.15)	$(1.05)
Shares used in computing net loss per share	16,883,324	14,390,068	10,158,244

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Unrealized Loss on Securities	Deferred Compensation	Total
	Common Stock		Shares	Amount	Accreted Dividend
	Shares	Amount
Balance at December 31, 1998	9,181,455	$91,815	—	$—	$—	$84,434,213	$(73,422,491)	$—	$(69,149)	$11,034,388
Issuance of common stock for cash—public offering net of issuance costs of $976,588	1,800,000	18,000	—	—	—	5,305,412	—	—	—	5,323,412
Issuance of preferred stock for cash	—	—	5	—	—	7,500,000	—	—	—	7,500,000
Issuance of common stock and warrants in exchange for patents	160,000	1,600	—	—	—	1,039,140	—	—	—	1,040,740
Issuance of common stock under stock option employee stock purchase and 401(k) plans	121,797	1,218	—	—	—	575,981	—	—	—	577,199
Expense for repricing warrants	—	—	—	—	—	42,222	—	—	—	42,222
Compensation for issuance of common stock and options	—	—	—	—	—	(2,868)	—	—	28,531	25,663
Net loss	—	—	—	—	—	—	(10,660,581)	—	—	(10,660,581)
Change in unrealized loss on securities	—	—	—	—	—	—	–	(2,399)	—	(2,399)

Comprehensive loss										(10,662,980)

Balance at December 31, 1999	11,263,252	112,633	5	—	—	98,894,100	(84,083,072)	(2,399)	(40,618)	14,880,644
Issuance of common stock for cash—public offering net of issuance costs of $3,886,887	3,150,000	31,500	—	—	—	52,841,653	—	—	—	52,873,153
Issuance of common stock for cash—Elan Corporation net of issuance costs of $38,547	641,026	6,410	—	—	—	4,954,099	—	—	—	4,960,509
Issuance of preferred stock for cash	—	—	12,015	120	—	12,014,880	—	—	—	12,015,000
Issuance of common stock for cash—Eli Lilly & Company	252,632	2,526	—	—	—	2,997,474	—	—	—	3,000,000
Conversion of convertible preferred stock for common shares	636,640	6,366	(5)	—	—	(6,366)	—	—	—	—
Conversion of convertible debt for common shares	42,435	424	—	—	—	996,781	—	—	—	997,205
Issuance of common stock upon the exercise of warrants	20,250	203	—	—	—	(203)	—	—	—	—
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	255,242	2,553	—	—	—	1,394,358	—	—	—	1,396,911
Expense for vesting of performance stock options	—	—	—	—	—	1,732,198	—	—	—	1,732,198
Compensation for issuance of common stock options	—	—	—	—	—	(2,749)	—	—	26,142	23,393
Preferred stock dividends accrued	—	—	—	—	716,456	(716,456)	—	—	—	—
Net loss	—	—	—	—	—	—	(15,881,557)	—	—	(15,881,557)
Change in unrealized loss on securities	—	—	—	—	—	—	—	(3,025)	—	(3,025)

Comprehensive loss										(15,884,582)

Balance at December 31, 2000	16,261,477	162,615	12,015	120	716,456	175,099,769	(99,964,629)	(5,424)	(14,476)	75,994,431
Issuance of common stock and warrants for cash—public offering, net of issuance costs of $931,604	2,261,905	22,619	—	—	—	8,545,777	—	—	—	8,568,396
Issuance of common stock and warrants for cash—Elan Corporation, net of issuance costs of $61,105	1,250,500	12,505	—	—	—	7,926,390	—	—	—	7,938,895
Issuance of common stock in exchange for product rights—Chiron Corporation	38,920	389	—	—	—	274,611	—	—	—	275,000
Issuance of common stock under stock option and employee stock purchase plan	128,364	1,284	—	—	—	446,616	—	—	—	447.900
Issuance of common stock under 401(k) plan	71,442	714	—	—	—	288,804	—	—	—	289,518
Issuance of warrants in exchange for professional services	—	—	—	—	—	197,914	—	—	—	197,914
Compensation for issuance of common stock options	—	—	—	—	—	—	—	—	14,476	14,476
Preferred stock dividends accrued	—	—	—	—	775,346	(775,346)	—	—	—	—
Net loss	—	—	—	—	—	—	(59,838,161)	—	—	(59,838,161)
Change in unrealized gain on securities	—	—	—	—	—	—	—	16,717	—	16,717

Comprehensive loss										(59,821,444)

Balance at December 31, 2001	20,012,608	$200,126	12,015	$120	$1,491,802	$192,004,535	$(159,802,790)	$11,293	—	$33,905,086

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2001	2000	1999
Operating activities
Net loss	$(59,838,161)	$(15,881,557)	$(10,660,581)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,756,186	1,626,197	1,544,142
Amortization	197,869	194,730	108,230
Equity in loss of unconsolidated affiliates	8,340,899	9,031,805	860,216
Write-off of deferred patent costs	—	—	50,232
Compensation related to common stock and options	303,994	1,975,189	223,337
Compensation for forgiveness of notes receivable—related parties	201,187	136,466	102,466
Stock issued in exchange for product rights	275,000	—	—
Expense related to issuance of warrants	197,914	—	—
Expense related to warrant repricing	—	—	42,222
Revenue recognized for stock received in licensing agreement	(205,443)	—	—
Gain on disposal of equipment	(50,950)	—	—
Accrued interest included in convertible debt—related parties	819,576	141,864	465,925
Recognition of deferred revenue—related parties	(399,996)	(399,995)	(399,999)
Changes in operating assets and liabilities:
Accounts receivable	2,052,686	(1,565,990)	1,868,688
Prepaid expenses and other	2,720	(58,518)	(32,902)
Other assets	5,345	(79,519)	3,924
Accounts payable—trade	1,014,947	110,888	223,795
Accrued wages and liabilities	597,362	1,234,660	230,010

Net cash used by operating activities	(44,728,865)	(3,533,780)	(5,370,295)

Investing activities
Additions to property, plant, and equipment	(2,822,972)	(1,388,657)	(1,125,854)
Proceeds from the disposition of property, plant and equipment	95,788	—	—
Additions to deferred patent costs	(884,445)	(821,461)	(415,254)
Purchase of Innovir patents	—	—	(28,200)
Net sales (purchases) of securities available-for-sale	20,823,794	(28,056,928)	(4,252,657)
Initial investment in unconsolidated affiliate	—	(12,015,000)	—
Additional investment in joint venture	(5,544,694)	(3,390,350)	—
Loan repayments—related parties	988,148	—	33,000
Loan advances—related parties	(1,738,148)	—	(307,187)

Net cash provided (used) by investing activities	10,917,471	(45,672,396)	(6,096,152)
Financing activities
Net proceeds from issuance of common stock and exercised warrants	16,955,191	74,025,976	13,202,936
Payments under loan facilities	—	(7,100,455)	(498,179)
Borrowings under loan facilities	8,183,671	4,701,351	2,000,000

Net cash provided by financing activities	25,138,862	71,626,872	14,704,757

Net increase (decrease) in cash and cash equivalents	(8,672,532)	22,420,696	3,238,310
Cash and cash equivalents at beginning of year	32,170,518	9,749,822	6,511,512

Cash and cash equivalents at end of year	$23,497,986	$32,170,518	$9,749,822

Non-cash activity
Preferred stock dividends accreted	775,346	716,456	—

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

Capital Requirements and Management’s Plans

The Company incurred a net loss of $59,838,161 for the year ended December 31, 2001 and has an accumulated deficit of $159,802,790 at December 31, 2001. The Company incurred significant costs during 2001 due to the scale up of clinical trials and the cost of manufacturing drugs. Development of the Company’s products will require a commitment of substantial additional funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market and to establish manufacturing and marketing capabilities. The Company’s future capital requirements will depend on many factors, including, among others, the progress of the Company’s research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company’s existing research relationships, determination as to the commercial potential of the Company’s potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures. Management intends to address the future requirements of the Company through corporate partnerships, potential equity and debt financing and management of resources as required. Management believes that its operational plans will be sufficient to allow the Company to sustain its operations through December 31, 2002.

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash equivalents are comprised of certificates of deposit, money market funds, and investment securities.

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

It is possible the above estimates of future economic life of the Company’s commercialization revenues, the amount of anticipated future commercialization revenues, or both, will be reduced significantly in the near term due to alternative technologies developed by other biotechnology or pharmaceutical companies. As a result, the carrying amount of deferred patent costs may be reduced in the future.

Revenue Recognition and Accounts Receivable

Revenue from collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding and milestones, license fees and other payments. Revenue from nonrefundable up-front fees is recognized upon signing of the agreement. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestones, license fees and other payments will be recognized when earned. Payments received in advance under these agreements are recorded as deferred revenue until earned. The Company has no further research commitments from our collaborators for any revenue recognized. The Company’s accounts receivable are predominately collaborative agreement receivables, and to date, the Company has not experienced any losses with respect to the collection of its accounts receivables.

In 2001, 2000 and 1999, Chiron accounted for approximately 37%, 29%, and 52% of collaborative revenues, respectively. In 2001 and 2000 Medizyme accounted for approximately 48% and 39% of collaborative revenues, respectively. Revenues from Chiron and Medizyme were for nonrefundable, ongoing research and development fees.

Research and Development Expenses

Research and development costs are expensed as incurred.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment Information

Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. The Company’s operations are one operating segment.

Accounting for Investments in Affiliates

The Company accounts for its investments in Medizyme Pharmaceuticals, Ltd. (Medizyme) and Atugen under the equity method. The Company has recorded its share of Medizyme’s net losses against its cost basis. In 1999, the Company had absorbed its entire cost basis in Atugen through its share of Atugen’s net losses and since the Company has no other funding commitments to Atugen the Company has ceased recording it share of Atugen’s net losses.

Impact of Recently issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The Company adopted SFAS 133 on January 1, 2001. The Company has no derivative instruments and therefore the adoption of SFAS No. 133 had no effect on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company has not undergone any business combinations and therefore SFAS No. 141 and SFAS No. 142 has had no effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company will adopt SFAS No. 144 as of January 1, 2002 and does not anticipate any immediate impact from the adoption of this statement.

2.    Securities Available-for-Sale

At December 31, 2001 and 2000 management determined that certain marketable securities held by the Company were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. There were no gross realized gains or losses on sales of securities available-for-sale in 2001, 2000 or 1999.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Long-Term Debt

Long-term debt as of December 31, 2001 and 2000, consists of the following:

	2001	2000
Equipment loan (I)	$643,135	$—
Convertible debt—related parties (II)	3,220,000	1,013,333
Convertible debt—joint venture (III)	8,896,658	2,743,213

	$12,759,793	$3,756,546

I.
In December 2001, the Company negotiated an equipment credit facility of $4,000,000 with a financing company. The agreement requires monthly principal and interest payments for 36 or 48 months, depending on the type of equipment financed. The interest rate fixed to each draw down is 5.61% and 5.42% over the rates of 36 or 48 month treasury bills, respectively, at the time of the draw down. The facility expires in November 2002. The interest rate on these borrowings averaged 9.5% at December 31, 2001.

II.
In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company borrowed from the corporate partner up to $2.0 million annually through 2001. The loans are collateralized 50% by equipment purchases. The loans carry an interest rate of 8% per annum and under certain circumstances are convertible into equity, at the then current market price, at the option of the corporate partner. Principal and interest payments on the loans are deferred until their maturity which is in April 2004. In April 2000, the Company paid down $6.9 million of the outstanding debt with proceeds from a public offering. In June 2000, the corporate partner elected to convert the remaining balance of approximately $997,000 into 42,435 shares of the Company’s common stock. Since the June 2000 conversion of the balance, the Company has drawn down the final $3.0 million on the debt facility, which as of December 31, 2001 remains outstanding.

III.
In January 2000, the Company entered into a joint venture agreement with a corporate partner for the development and commercialization of a potential product to treat breast and other cancers. The development of the drug will require funds of up to $15 million and therefore the corporate partner has made available to the Company a convertible promissory note to fund up to $12,015,000 of development expenses through January 2006. The note carries an interest rate of 12% compounded on a semi-annual basis. At the sole discretion of the corporate partner, the note is convertible into the Company’s Series B Preferred Convertible Stock. In lieu of conversion, principal and interest payments on the note are deferred until the note matures in 2006.

The Company did not pay cash but accrued interest for the year ended December 31, 2001. Cash paid for interest for the years ended December 31, 2000 and 1999 was $892,199, and $84,029, respectively. At December 31, 2001 the carrying amounts of the Company’s long-term debt approximates the fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

As of December 31, 2001, maturities of long-term debt are as follows:

Amount
2002	$169,117
2003	185,562
2004	3,414,091
2005	94,366
2006	3,082,273
Thereafter	5,814,384

$12,759,793

4.    Leases

The Company leases office space in two buildings under noncancelable operating leases that expire in October 2006 and June 2007. According to the terms of the leases, rent for the buildings will increase each year based on Consumer Price Index increases, with a minimum of 3.5% and a maximum of 6.0%. Total rent expense, including miscellaneous laboratory equipment rentals, was $782,819, $453,686, and $398,452 in 2001, 2000 and 1999, respectively.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s minimum operating lease commitments at December 31, 2001 are as follows:

2002	$936,288
2003	940,048
2004	954,755
2005	974,451
2006	894,368
2007 and thereafter	196,014

$4,895,924

Under a separate agreement, the Company subleases a portion of their building to Atugen, an unconsolidated affiliate. Rental income from Atugen for 2001 and 2000 was $188,814 and $102,577, respectively. Estimated rental income for 2002 is $131,000. The sublease expires in October 2002.

5.    Stockholders’ Equity

Employee Stock Purchase Plan    The Company adopted an Employee Stock Purchase Plan (the Purchase Plan), authorizing the issuance of 600,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, each offering is twenty-four months’ duration with purchases occurring on each October 31 and April 30 during each offering. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased. As of December 31, 2001, 305,671 shares have been issued under the Purchase Plan.

Stock Option Plans    The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the Plans, as amended), under which it authorized stock option grants to purchase up to 3,767,154 shares of the Company’s common stock to eligible employees, consultants, and other individuals, as defined in the Plans. Options to purchase the Company’s common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally past options became exercisable at twenty percent at the end of each of years one through five. However, in December 2000 the Board of Directors approved future vesting of grants at twenty-five percent at the end of each of years one through four. If not exercised, the options expire after ten years. The Board of Directors has also granted certain employees options that accelerate vesting upon achievement of certain contingent milestone events.

Changes in stock options for the years ended December 31, 2001, 2000 and 1999 were as follows:

	Options	Exercise Price
Outstanding at December 31, 1998.	1,347,572	$.45—$12.78
Options granted	598,759	$4.13—$11.31
Options exercised/canceled	(213,891)	$.45—$12.78

Outstanding at December 31, 1999.	1,732,440	$.45—$12.78
Options granted	619,510	$9.13—$58.75
Options exercised/cancelled	(276,037)	$.45—$58.75

Outstanding at December 31, 2000	2,075,913	$.45—$31.25
Options granted	1,034,800	$4.00—$10.50
Options exercised/cancelled	(246,960)	$.45—$28.88
Outstanding at December 31, 2001	2,863,753	$.45—$31.25

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of options outstanding at December 31, 2001, 2000 and 1999 was $8.44, $8.83 and $6.52, respectively.

Stock options vest as follows:

Options
Currently exercisable	1,025,468
2002	585,244
2003	534,695
2004	420,715
2005	296,031
2006 and thereafter	1,600

Total	2,863,753

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.45—$ 2.70	63,895	3.61	$2.39	63,895	$2.39
$ 3.00—$ 3.00	500,129	6.71	3.00	345,844	3.00
$ 3.60—$ 4.41	429,877	9.72	4.03	12,497	3.69
$ 4.44—$ 5.63	422,788	7.15	5.45	266,248	5.47
$ 5.75—$ 8.38	460,126	8.56	8.09	129,024	7.99
$ 8.44—$11.50	628,958	8.92	10.42	86,717	11.29
$11.88—$31.25	357,980	8.63	22.89	121,243	22.69

$ 0.45—$31.25	2,863,753	8.18	$8.44	1,025,468	$7.27

Stock Based Employee Compensation    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 2001, 2000, and 1999, the Company recorded $14,476, $23,393 and $25,663, respectively, of compensation relating to the grant of stock options and the Anti-dilution Agreement, all of which relates to pre-IPO issuances that have been deferred until vesting has been completed. In addition, the Company recorded expense of $1.7 million during 2000 related to performance stock options that vested due to achievement of specific performance criteria during the year.

Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.3%, 5.6% and 6.1%; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 1.04, 1.08 and .971; and a weighted-average expected life of the option of 6 years. The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $7.03, $18.53 and $5.42, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2001	2000	1999
Pro forma net loss	$(64,110,192)	$(17,699,435)	$(12,071,278)
Pro forma net loss applicable to common stock	$(64,885,538)	$(18,415,891)	$(12,071,278)
Pro forma loss per share (basic and diluted)	$(3.84)	$(1.28)	$(1.19)

Equity Financing Facility    In November 2000, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) to set up an equity financing facility covering the sale of up to $60 million of the Company’s common stock. The financing will be made pursuant to a shelf registration filed by the Company with the Securities and Exchange Commission (SEC) covering the sale of up to 3 million shares of its common stock. The shelf registration was declared effective by the SEC in November 2000. The shares may be sold at the Company’s discretion and as market conditions warrant at a small discount to market at the time of sale. The Company will control the quantity and timing of each incremental sale of stock. Proceeds from the sale of stock will be used by the Company for general corporate purposes.

Shareholder Rights Plan    In November 2000, the Company adopted a Shareholder Rights Plan (the Rights Plan) designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company. The Rights Plan imposes a significant penalty upon any person or group that acquires 15 percent or more of the Company’s outstanding common stock without the approval of the RPI Board. Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on December 8, 2000. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15 percent or more of the Company’s common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company’s common stock or shares in an acquiring entity at one-half of market value. The rights expire on December 8, 2010.

Common Stock Reserved    Below is a summary of common stock reserved by the Company at December 31, 2001 for issuance upon the exercise of the various options, warrants and the 401(k) plan and Purchase Plan.

Shares
Stock option plans	3,315,090
Employee stock purchase plan	294,329
Employee 401(k) stock match	140,156
Warrants at $5.00 per share (expires in 2006)	542,144
Warrants at $5.47 per share (expires in 2004)	36,000
Warrants at $12.00 per share (expires in 2006)	350,000
Warrants at $15.00 per share (expires in 2002)	200,000
Warrants at $15.75 per share (no expiration)	1,270
Warrants at $20.00 per share (expires in 2007)	300,000
Warrants at $22.50 per share (2,222 warrants expire in 2005, remainder in 2006)	448,888

5,627,877

The Company’s ability to pay dividends is restricted by the terms of its collaborative, convertible debt and equipment loan facility agreements.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Unconsolidated German Affiliate—Atugen

In 1998, the Company transferred its gene function and target validation business and technology to Atugen, a separately funded German affiliate. Financing for Atugen was accomplished through an equity investment of $2.0 million in cash from the Company in 1998, a venture capital investment of $7.0 million and a commitment by the German government to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, the Company retained a 49.5% ownership in Atugen. However, since formation, Atugen has had additional rounds of financing and as a result, the Company retained a 31.6% ownership in Atugen at the end of 2001. The Company accounts for its investment in Atugen under the equity method of accounting. In connection with its formation, Atugen received exclusive royalty-free licenses to the Company’s patents and technologies for target validation and discovery in exchange for a one-time $2.0 million payment which was received by the Company in January 1999. The entire amount of this one-time payment was deferred at December 31, 1998 and is being amortized over the five-year term of the license agreement and is reflected in the Company’s equity in earnings. As of December 31, 1999, the Company had absorbed its entire cost basis in this equity investment through its share of Atugen’s net losses. The Company will retain rights to develop ribozyme therapeutic agents against targets validated by Atugen.

7.    Collaborative Agreements

Chiron

In July 1994, the Company entered into a research and development collaboration agreement with Chiron to research, develop and market products directed towards five genetic targets, and all human clinical indications associated with those targets. The Company and Chiron will share equally in the costs and profits of any jointly developed products. In addition, Chiron may, at its option, finance the Company’s portion of its Phase II and Phase III drug development costs for mutually approved programs. The Company retains the option to reacquire its rights by reimbursing Chiron for such development costs plus a predetermined risk premium. As part of this agreement, Chiron made a $10,000,000 equity investment in the Company.

Chiron and the Company are jointly collaborating in the development of ANGIOZYME, the Company’s lead product candidate for the treatment of solid tumor cancers. The Company recorded revenues and credit to expenses from Chiron of $11,935,567, $4,529,795 and $4,015,010, in 2001, 2000 and 1999, respectively, for 50% of ANGIOZYME clinical development and manufacturing expenses incurred by the Company. There are no future obligations between the Company and Chiron related to revenues that were recognized in 2001, 2000 and 1999.

In March 2001, the Company issued 38,920 shares of the Company’s common stock to Chiron in exchange to reacquire all rights to develop any ribozyme product containing or utilizing an HIV target. An expense of $275,000 was recorded in 2001 in connection with the issuance of the stock.

Schering AG, Berlin

On April 9, 1997, the Company entered into a research collaboration with Schering AG, Berlin, (Schering AG) focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents. The collaboration utilized the special selectivity of ribozymes to validate new molecular therapeutic targets and to discover new therapeutic agents based on those targets. The Company provided its expertise in ribozyme design, synthesis and delivery, and Berlex Laboratories, Inc., a U.S. subsidiary of Schering AG (Berlex) provided candidate targets, cell culture screens, animal models and development and commercialization expertise to the collaboration. Since the formation of Atugen in 1998, the Company subcontracted the work related to the collaboration to Atugen. Subsequently, all revenues related to the collaboration with Berlex have been transferred to Atugen as well.

Schering AG made an equity investment in the Company in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of years 1997, 1998, 1999, 2000 and 2001. According to the terms of the Company’s agreement with Schering AG, 50% of borrowings on the line of credit were collateralized by equipment purchases. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Schering AG under certain circumstances. In April 2000, after the completion of a public offering, the Company paid down $6.9 million of the outstanding borrowings from Schering AG. In June 2000, Schering AG converted the remaining balance of $997,205 into 42,435 shares of the Company’s common stock at the market closing price on June 19, 2000 of $23.50. At December 31, 2001, the outstanding borrowings and accrued interest of $3.2 million were convertible into approximately 704,600 shares of the Company’s common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non- ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. The agreement expires in April 2002, however, upon payment of termination fees paid to the Company, the research collaboration may be terminated at Schering AG’s option at any time.

Eli Lilly and Company

In March 1999, the Company entered into a collaboration with Eli Lilly and Company (Eli Lilly) to conduct research, development and commercialization of the Company’s ribozyme for the treatment of Hepatitis C virus infection, HEPTAZYME. Under the terms of the agreement, the Company received approximately $9.2 million in 1999, which included $1.7 million of funding for research and clinical trial expenses and a $7.5 million equity investment purchasing five shares of the Company’s non-voting convertible Series L preferred stock which was completed in April 1999. Each share of Series L Convertible Preferred Stock was convertible into shares of the Company’s common stock based upon milestones related to the development and commercialization of HEPTAZYME.

In September 2000, the Company entered into an agreement with Eli Lilly to repurchase all rights to HEPTAZYME. Eli Lilly had directed the clinical trials for HEPTAZYME to date under the licensing agreement. According to the repurchase agreement, the Company reacquired the global rights to HEPTAZYME and will direct all subsequent clinical trials. In addition, the Company agreed to pay royalties to Eli Lilly on future net sales of HEPTAZYME, as well as milestone payments if the Company completes an agreement for the development or marketing rights to HEPTAZYME with a third party or if the Company files a New Drug Application for HEPTAZYME, whichever comes first. Pursuant to the repurchase agreement, Eli Lilly converted the outstanding five shares of the Company’s Series L Convertible Preferred Stock into 636,640 shares of common stock on December 28, 2000 (the Termination Date). The conversion price was based on a preferred share value of $1.5 million for each of the five shares outstanding. The price per share of the common stock was based on the average closing price of the Company’s common stock for the 30 days prior to the Termination Date. In addition, the Company issued to Eli Lilly $3,000,000 of its common stock, which resulted in 252,632 shares, as payment for Eli Lilly’s efforts in generating and providing data. The price per share was based on the closing market price of the Company’s common stock on the Termination Date. In return, Eli Lilly paid the Company a termination fee of approximately $2.8 million. The Company recorded the $225,891 difference between the value of the stock issued and the termination fee as a collaboration expense in December 2000.

Elan Corporation

In January 2000, the Company formed a joint venture with Elan Corporation (Elan) for the development and commercialization of HERZYME, the Company’s product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home.

Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. The Company’s $12.0 million capital contribution was funded by the sale to Elan of (i) 12,015 shares of the Company’s Series A Convertible Exchangeable Preferred Stock (the Series A Preferred Stock), (ii) a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $15.00 per share with a term of two years, and (iii) a warrant to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $20.00 per share with a term of seven years. The Series A Preferred Stock has a stated dividend rate of 6.0% which is payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share. The Series A Preferred Stock has a liquidation preference of $12,015,000. At December 31, 2001, the Company has recorded $1,491,802 as an accreted dividend related to this preferred stock arrangement.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As a result of Medizyme’s initial capitalization, the Company owns 80.1% of the outstanding capital stock of Medizyme and Elan owns 19.9%. However, Elan can exchange, at its option, all of its shares of the Company’s Series A Preferred Stock for 30.1% of RPI’s interest in Medizyme. After such redemption, Elan would own 50% of the then outstanding capital stock of Medizyme. Elan also has the option of converting its shares of the Company’s Series A Preferred Stock into approximately 1,200,000 shares of RPI’s common stock. As of December 31, 2001, the Series A Preferred Stock was convertible into 1,125,567 shares of the Company’s common stock.

Medizyme paid Elan in cash a $15.0 million non-refundable license fee for the MEDIPAD® drug delivery technology. As a result of this licensing transaction, Medizyme capitalized the entire license fee and is amortizing the balance over the three-year term of the agreement. The Company estimates that funding for Medizyme will require approximately $15.0 million in additional operating and development costs. In connection with expected funding requirements, Elan has agreed to provide the Company with a $12.0 million credit facility to fund the Company’s pro rata portion of Medizyme’s operating costs over the development period, which is expected to be 42 months. The debt has a 12% interest rate and may be converted at any time into shares of the Company’s Series B Convertible Preferred Stock (the Series B Preferred Stock), which ultimately is convertible into shares of the Company’s common stock at a 50% premium to the average price of its common stock for the 60 days prior to the time of the applicable draw down on the credit facility. The Series B Preferred Stock has a stated dividend rate of 12%, which is payable semi-annually through the issuance of additional shares of Series B Preferred Stock at a nominal value of $1,000 per share. As of December 31, 2001 the Company borrowed $8.2 million on the credit facility. If converted at December 31, 2001, the outstanding borrowings would be convertible into 644,095 shares of the Company’s common stock. For the year ended December 31, 2001, the Company recorded $4.0 million in revenue from Medizyme, of the total $5.4 million of research and development expenses recorded by Medizyme, and recorded $8.3 million as equity in the net loss of Medizyme.

Also in connection with the Medizyme joint venture, Elan purchased 641,026 shares of the Company’s common stock for a purchase price of $5.0 million in 2000. In addition, Elan purchased 500,500 shares of the Company’s common stock for $5.0 million in May 2001 at a premium to the average closing price for the 45 trading days preceding the purchase. Elan also purchased 750,000 shares of the Company’s common stock and a warrant to purchase 75,000 shares of common stock in December 2001 for $3.0 million.

In January 2002, the Company expanded its collaboration with Elan. Under the terms of the amended agreement, for no cost Medizyme will license Elan’s liposome technology for the development of HERZYME. The purpose of the amendment is to assess tumor localization and pharmacokinetics with several liposome formulations in conjunction with HERZYME.

The joint venture agreement provides for equal representation by the Company and Elan in the operating and management decisions of Medizyme. Due to the significant minority investor rights retained by Elan Corporation, and its subsidiaries, the Company accounts for its investment in Medizyme under the equity method of accounting. The following table presents unaudited summary financial information for Medizyme as of December 31, 2001.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet:
ASSETS
Cash and cash equivalents	$1,128
License Fee, net	5,000,000

Total Assets	$5,001,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$535,942
Convertible preferred stock, $1.00 par value; 6,000 shares authorized, 6,000 shares issued and outstanding at December 31, 2001	6,000
Common stock, $1.00 par value; 6,000 shares authorized, 6,000 shares issued and outstanding at December 31, 2001	6,000
Additional paid-in capital	14,988,000
Contributed surplus	11,154,862
Accumulated deficit	(21,689,676)

Total liabilities and stockholders’ equity	$5,001,128

Results of Operations:
Net investment income	$77
Research and development expense	5,408,952
License fee	5,000,000
General and administrative	14,835

Total operating expenses	10,423,787

Net loss	$(10,423,710)

Archemix Corporation

In May 2001, the Company announced the formation of a strategic alliance with Archemix Corporation, a Massachusetts privately held biotechnology company, that will allow both companies to capitalize on reciprocal intellectual property in the field of proteomics and molecular diagnostics. Under the terms of the agreement, Archemix received exclusive licenses and sublicenses to the Company’s intellectual property covering the allosteric ribozyme technology for use in detecting proteins in connection with drug development and in a wide range of molecular detection applications. In exchange for the licenses, the Company received an equity position in Archemix, a seat on Archemix’s Board of Directors and a seat on the Scientific Advisory Board. In addition, the Company received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications.

Geron Corporation

In December 2001, the Company announced a collaboration with Geron Corporation, a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. Initially, Geron will pay the Company for consultation in nucleic acid technology to improve process development, scale-up and the manufacturing process for GRN163. In addition, the two companies will collaborate to explore the potential for a ribozyme-based telomerase inhibitor, which Geron will have the first right to commercialize.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies

At the core of the Company’s technology are inventions and patents of the University of Colorado (CU) which were developed by Dr. Thomas R. Cech and various associates of Dr. Cech. Pursuant to the policies of CU, these inventions and the patents issued thereon, (the Cech Technology) became the property of CU. The Cech Technology was assigned to CU’s affiliate, University Research Corporation (URC), which in turn assigned the rights to license certain of the Cech Technology to Competitive Technologies, Inc. (CTI), formerly known as University Patents, Inc. United States Biochemical Corporation (USB) licensed the Cech Technology pursuant to two sublicenses. One of these sublicenses was for the Cech Technology held by CTI. In November 1996, USB assigned to the Company its rights under the sublicense from CTI and the Company entered into an amended and restated license with CTI. The Company also has obtained a license from URC and a sublicense from USB for other Cech Technology held by URC. The CTI license, URC license and USB sublicense together grant the Company the exclusive (except for non-commercial academic research) worldwide right, among other things, to make, use and sell RNA enzymes covered by licensed patents and products incorporating them. The URC license and USB sublicense are fully paid. The CTI license provides for the payment of a royalty on sales of products incorporating RNA enzymes, covered by licensed patents, and for certain minimum annual royalties. The Company may grant sublicenses to the licensed technology subject to the payment to CTI of a share of royalty income from such sublicenses or a royalty on sales from sublicensed products, methods or services, depending on the particular licensed patents involved. In addition, the Company must pay CTI a share of any option fee, license fee, prepaid royalty or other front-end fee other than research and development funding paid in connection with such sublicense. At the Company’s discretion, the payment may be in either cash or equity.

The Company, along with one or more of its officers or directors, are defendants in several related lawsuits which purport to be class actions on behalf of purchasers of common stock of the Company on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege the defendants violated certain federal securities laws based upon an allegedly misleading announcement made on November 15, 1999. The cases have been consolidated in the United States District Court, District of Colorado. Trial to a jury has been scheduled to commence on September 9, 2002.

9.    Related Party Transactions

At December 31, 2001, 2000 and 1999, the Company had a total of $865,000, $316,187 and $295,000, respectively, of non-interest bearing loans due from executive officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed 5 years. The Company forgave $201,187, $136,466 and $88,000, of these loans during each of the years ending December 31, 2001, 2000 and 1999, respectively.

In 1998, the Company gave to its officers and certain other employees stock in the newly formed Atugen at no personal cost to the individuals. As of December 31, 2001, these officers and other employees still retain an equity interest in Atugen. In addition, and related to the recent Archemix licensing agreement, certain executives are on the Archemix Board of Directors and the Scientific Advisory Board, and accordingly, receive compensation in cash and stock options.

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

Expiration Date	Net Operating Losses	Research and Development Credits	State Investment Credits
2001	$—	$—	$—
2007	3,506,000	101,000	—
2008	7,363,000	185,000	—
2009	9,239,000	316,000	—
2010	11,953,000	139,000	—
2011	15,125,000	181,000	—
2012	15,291,000	296,000	—
2018	10,109,000	475,000	—
2019	8,215,000	405,000	—
2020	7,456,000	710,000	—
2021	52,403,000	2,869,000	—

Total	$140,660,000	$5,677,000	$—

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could have been triggered by the Company’s initial public offering or by subsequent sales of securities by the Company or its shareholders.

The components of the Company’s deferred tax assets and liabilities, net of taxes, as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$52,403,000	$32,276,000
Research and development and state investment
credit carryforwards	5,677,000	2,839,000
Depreciation	967,000	804,000
Equity in loss of unconsolidated affiliate	6,807,000	3,690,000
Deferred income	298,000	298,000
Other	53,000	20,000

	66,205,000	39,927,000
Valuation allowance	(64,443,000)	(38,407,000)

Net deferred tax assets	1,762,000	1,520,000
Deferred tax liabilities:
Deferred patent costs	1,632,000	1,407,000
Deferred income	—	—
Other	130,000	113,000

Total deferred tax liabilities	1,762,000	1,520,000

	$—	$—

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute 1% to 20% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company’s common stock. In 2001, 2000 and 1999, the Board approved a 50% common stock match equal to total participant deferrals made in each respective year. The Company stock match is subject to vesting restrictions.

12.    Quarterly Results (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Total revenues	$2,117,262	$2,390,431	$2,029,181	$1,771,009
Total expenses	12,159,553	11,085,040	17,693,655	20,262,909
Other expense	1,870,069	1,652,032	1,720,299	1,702,486
Accretion of dividends	191,267	190,677	197,005	196,397

Net loss	(12,103,627)	(10,537,318)	(17,581,778)	(20,390,783)

Basic and diluted net loss per share	$(0.74)	$(0.64)	$(1.04)	$(1.14)

2000
Total revenues	$3,869,866	$3,880,969	$4,431,417	$3,363,060
Total expenses	5,903,705	4,980,378	6,643,395	7,916,735
Other (expense) income	1,688,176	825,367	1,747,890	1,721,223
Accretion of dividends	—	360,450	180,225	175,781

Net loss	(3,722,015)	(2,285,226)	(4,140,093)	(6,450,679)

Basic and diluted net loss per share	$(0.31)	$(0.15)	$(0.27)	$(0.42)