Form 10-Q
period 2002-03-31
RIBOZYME PHARMACEUTICALS INC
filed 2002-05-15
CIK 892112

Use these links to rapidly review the document
RIBOZYME PHARMACEUTICALS, INC. INDEX TO FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

        Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 13, 2002 was 20,160,181.

RIBOZYME PHARMACEUTICALS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,747,716	$23,497,986
Securities available-for-sale	—	11,497,084
Accounts receivable	568,625	711,470
Accounts receivable-joint venture	1,040,143	491,194
Accounts receivable-related parties	144,348	340,533
Prepaid expenses and other current assets	315,150	497,466

Total current assets	30,815,982	37,035,733
Property, plant and equipment, net	4,815,228	4,588,313
Notes receivable-related parties	606,000	541,000
Deferred patent costs, net	5,652,096	5,544,614
Investment in joint venture	2,121,864	3,577,340
Other assets	736,208	736,208

Total assets	$44,747,378	$52,023,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$2,598,649	$2,100,144
Accrued expenses	2,156,146	2,458,175
Deferred revenue, current portion	566,667	—
Deferred revenue, current portion-related parties	400,000	400,000
Current portion of long-term debt	169,117	169,117

Total current liabilities	5,890,579	5,127,436
Deferred revenue, long-term portion	84,375	—
Deferred revenue, long-term portion-related parties	300,011	400,010
Long term debt	433,198	474,018
Convertible debt-joint venture	9,158,757	8,896,658
Convertible debt	3,280,000	3,220,000
Stockholders' equity
Preferred stock	120	120
Accreted preferred stock dividend	1,694,717	1,491,802
Common stock	200,168	200,126
Additional paid-in capital	191,802,906	192,004,535
Unrealized gain on securities available-for-sale	—	11,293
Accumulated deficit	(168,097,453)	(159,802,790)

Total stockholders' equity	25,600,458	33,905,086

Total liabilities and stockholders' equity	$44,747,378	$52,023,208

See notes to condensed financial statements

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues:
Collaborative agreements	$926,408	$536,304
Collaborative agreements-joint venture	425,812	1,302,513
Collaborative agreements-related parties	226,416	278,445

Total revenues	1,578,636	2,117,262
Expenses:
Research and development	6,740,615	11,137,759
General and administrative	1,482,609	1,021,795

Total expenses	8,223,224	12,159,554
Operating loss	(6,644,588)	(10,042,292)
Other income (expense):
Interest income	154,407	877,460
Interest expense	(336,788)	(106,813)
Other	(671)	2,732
Equity in loss of unconsolidated affiliate	(1,467,023)	(2,643,447)

Total other expense	(1,650,075)	(1,870,068)

Net loss	(8,294,663)	(11,912,360)
Accretion of dividends on preferred stock	202,916	191,267

Net loss applicable to common stock	$(8,497,579)	$(12,103,627)

Net loss per share (basic and diluted)	$(0.42)	$(0.74)

Shares used in computing net loss per share	20,015,039	16,291,660

See notes to condensed financial statements

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2002	2001
Operating Activities
Net loss	$(8,294,663)	$(11,912,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505,882	465,453
Equity in loss of unconsolidated affiliate	1,467,023	2,643,447
Compensation for forgiveness of notes receivable-related parties	95,000	30,000
Accrued interest included in convertible debt	322,099	106,812
Expense related to issuance of warrants	—	103,050
Expense related to issuance of common stock	—	275,000
Loss on disposal of equipment	671	—
Gain on disposal of equipment	—	2,732
Changes in operating assets and liabilities:
Accounts receivable	(209,919)	(4,186,340)
Prepaid expenses and other current assets	72,316	37,713
Other assets	—	(1,000)
Accounts payable-trade	498,505	880,495
Accrued expenses	(302,029)	1,540,450
Deferred revenue	651,042	—
Deferred revenue-related parties	(99,999)	(99,999)

Net cash used in operating activities	(5,294,072)	(10,114,547)
Investing activities
Additions to property, plant and equipment	(688,368)	(766,024)
Additions to deferred patent costs	(152,581)	(91,437)
Net sales of securities available-for-sale	11,485,791	15,047,391
Investment in unconsolidated affiliate	(11,547)	—
Loan repayments-related parties	150,000	—
Loan advances-related parties	(200,000)	(400,000)

Net cash provided by in investing activities	10,583,295	13,789,930
Financing activities
Net proceeds from issuance of common and preferred stock	1,327	(30,652)
Payments under loan facilities	(40,820)	—
Borrowings under loan facilities	—	1,000,000

Net cash (used in) provided by financing activities	(39,493)	969,348
Net increase in cash and cash equivalents	5,249,730	4,644,731
Cash and cash equivalents at beginning of period	23,497,986	32,170,518

Cash and cash equivalents at end of period	$28,747,716	$36,815,249

See notes to condensed financial statements.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

Note 1: Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

Note 2: Medizyme

        In January 2000, the Company formed a joint venture with Elan Corporation (Elan) for the development and commercialization of HERZYME™, the Company's product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. We filed an IND for HERZYME in Canada in February 2001, which was approved in April 2001.

        Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. Estimated funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan has provided the Company with a $12.0 million credit facility on a draw-down basis for the Company to use, if desired, to fund the Company's portion of Medizyme operating costs over a 42-month period. The debt carries a 12% rate and may ultimately be converted into the Company's common stock at a 50% premium to the average price of the common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

        While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights", therefore the Company accounts for its investment in Medizyme under the equity method of accounting. During the three-month period ended March 31, 2002, the Company recognized $426,000 in contract revenues for research and development activities performed for Medizyme. This amount is included in the Company's revenues as "Collaborative agreements-joint venture" for the three month period ended March 31, 2002.

        The unaudited results of operations of Medizyme for the three-month period ended March 31, 2002 are as follows (in thousands):

Revenue	$—
Research and development	581
License fee	1,250

Net loss	$(1,831)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

        Statements in this Form 10-Q, which are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in our operations and business environment. These uncertainties, which include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain collaborators; ability to manufacture ribozymes in adequate amounts for its collaborations and clinical trials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and the like, are set forth in the section titled "Risk Factors" in our Form S-3 registration statement filed with the U.S. Securities and Exchange Commission on December 26, 2001 (File No. 333-75976), a copy of which is available from us upon request.

Overview of our Business

        We are developing a new class of therapeutics based on engineered molecules called ribozymes. A ribozyme is a sequence of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA and viral RNA. mRNA and viral RNA are essential to the synthesis of proteins or viral replication responsible for disease. Ribozymes act as "molecular scissors" by cutting RNA molecules into two ineffective strands, which prevents abnormal protein production or viral replication. Because many diseases result from abnormal protein production or viral replication, ribozymes are expected to be applicable in a broad range of pharmaceutical therapies. In principle, ribozymes can be applied to any RNA, so we have the potential to develop ribozymes into an entirely new class of therapeutic agents. Currently, we are in clinical development and preclinical testing for four product candidates.

        We are developing ANGIOZYME®, our lead product candidate to treat solid tumor cancers, in collaboration with Chiron Corporation. During 2001, we initiated Phase II clinical trials in metastatic breast and colorectal cancer. Also, we initiated a Phase II clinical trial in 2001 for HEPTAZYME™, our product candidate to treat chronic Hepatitis C. In April 2002, we recently stopped dosing the Phase II Heptazyme trial because of an animal toxicity issue. We issued a press release discussing this development on April 30, 2002 which is attached hereto as Exhibit 99.1. In addition, in 2000 we formed a joint venture with Elan Corporation to develop HERZYME, a treatment for breast and other cancers. During 2001, we filed an Investigational New Drug application, or IND, for HERZYME in Canada and began a Phase I clinical trial during the third quarter of 2001. Our fourth product candidate, HepBzyme™, for the treatment of Hepatitis B, is in pre-clinical testing.

Critical Accounting Policies

        Revenue Recognition.    To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from product sales, nor do we anticipate generating any revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

  •
  Up-front revenue. Up-front non-refundable fees are recognized upon signing an agreement when it represents an exchange for products delivered or for services performed that represent the culmination of a separate earnings process. All other up-front fees are deferred and recognized systematically over the period the fees are earned. Up-front revenue may also include a reimbursement to us of recent expenses related to product development which we incurred.

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

        Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of March 31, 2002, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

        We have not been profitable since inception and have an accumulated deficit of $168.1 million as of March 31, 2002. Losses have resulted primarily from expenses associated with our research and development programs. We expect to incur additional losses as ANGIOZYME, HEPTAZYME, HERZYME and HepBzyme and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

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

        In 1998, we invested $2.0 million and transferred our gene identification and target validation technology to Atugen AG, a German privately-owned biotechnology company. While we own a majority of common stock outstanding in Atugen, similar to the above discussion on "participating rights", minority investors of Atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in Atugen under the equity method. In 1999, we completely expensed our investment in Atugen. We currently own 31.6% of Atugen and will record our share of any future profits.

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Revenues.    Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint venture, and (iii) Collaborative agreements-related parties. Collaborative agreement revenues primarily includes revenues recorded from Chiron, Fujirebio and Geron. Chiron revenues are related to our joint collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture with Elan. Collaborative agreements-related parties, includes revenues recorded from Atugen.

        Collectively, collaborative revenues decreased to $1.6 million for the three months ended March 31, 2002, from $2.1 million for the corresponding period in 2001. The decrease is primarily due to lower research revenues associated with Medizyme, our joint venture on the development of HERZYME with Elan. As HERZYME moves forward in clinical trials, less time is required of our researchers and more third party expenses are incurred. Reimbursements from our collaborators for third party expenses are credited against expenses and not recognized as revenue. Medizyme revenues were $426,000 for the period ended March 31, 2002, compared to $1.3 million for the same period in 2001. Also, revenues recorded for Atugen decreased to $226,000 compared to $278,000 for the period ended March 31, 2002 and 2001, respectively, due to a reduction in services provided. However, while our joint venture and related parties revenue decreased for the reporting period, our revenue from other sources increased for the same period. During the first quarter, we signed an agreement with Fujirebio, a Japanese diagnostic company, for the use of allosteric ribozymes that resulted in revenues of $74,000. In addition, for the quarter ended March 31, 2002, we recognized $113,000 in revenues from Geron for our consultation in the development of the manufacturing technology of one of their drugs. Also, revenues recognized for our collaboration with Chiron were $725,000 for the quarter ended March 31, 2002 compared to $536,000 for the same period last year. The increase is due to a higher number of researchers working on ANGIOZYME, compared to the prior year first quarter period. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones.

        Expenses.    Research and development expenses decreased to $6.7 million for the three months ended March 31, 2002, compared to $11.1 million for the corresponding period in 2001. The decrease in research and development expenses is primarily due to the decrease in contract services utilized to support our clinical trials. During the first quarter of 2001, we incurred $4.7 million, net of partner reimbursements, in third party contract manufacturing costs and to manufacture and distribute ANGIOZYME and HEPTAZYME to support our current and planned clinical trials. During the first quarter of 2002, we incurred approximately $1.4 million in clinical trial expenses. We expect research and development expenses, including pre-clinical studies and clinical trials, to continue to increase as we expand our development programs for ANGIOZYME, HEPTAZYME and HERZYME.

        General and administrative expenses increased to $1.5 million compared to $1.0 million for the three months ended March 31, 2002 and 2001, respectively. Increases in general and administrative expenses during the first quarter of 2002 are the result of increased staffing and expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

        Interest income.    Interest income decreased to $154,000 for the three months ended March 31, 2002 compared to $877,000 for the corresponding period in 2001. The decrease is due to lower average balances in our cash and cash equivalents and securities available-for-sale during the first quarter of 2002, as compared to the same quarter in 2001. Cash balances were lower as a result of high expenses incurred over the past year for the manufacturing costs associated with the development of our clinical trial drugs, as well ongoing operational expenses. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

        Interest expense.    Interest expense increased to $337,000 for the three months ended March 31, 2002, compared to $107,000 for the corresponding period in 2001. The increase is due to additional borrowings to fund capital equipment purchases and additional draw downs on our line of credit with Elan to fund our portion of Medizyme expenses. Interest expense is expected to increase in the future as we borrow additional funds from our partners and arrange for additional financing for operations.

        Equity in loss of unconsolidated affiliate.    Equity in loss of unconsolidated affiliate was $1.5 million for the three month period ending March 31, 2002, compared to $2.6 million for the corresponding period in 2001. The expense is our 80.1% share of Medizyme's first quarter expenses. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The decrease in the losses recognized for the quarter ended March 31, 2002 are due to the decreases in Medizyme's expenses related to the development of HERZYME. The decrease for the quarter is the result of the transition of HERZYME from research to clinical trials. Medizyme's 2002 expenses include $1.25 million amortized expense for the quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $549,000 we invoiced as of March 31, 2002 for research we conducted and clinical trial expenses we incurred with HERZYME.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through March 31, 2002, we have received approximately:

  •
  $29.0 million in net proceeds from private placements;

  •
  $97.6 million in net proceeds from public offerings;

  •
  $125.9 million from our collaborations; and

  •
  $10.4 million from equipment financing.

        We had cash, cash equivalents and securities available-for-sale of $28.7 million at March 31, 2002 compared with $35.0 million at December 31, 2001. The $6.3 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $5.3 million used for operations, net of revenues of $1.6 million; $841,000 used for investments in equipment, leasehold improvements and patents; net $50,000 in loans to executives; and, $41,000 paid for debt obligations.

        We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

        Accounts receivable at March 31, 2002 were $1.8 million compared to $1.5 million at December 31, 2001. Accounts receivable at March 31, 2002 included $144,000 due from Atugen for administrative services and patent expenses, $1.0 million due from Medizyme for research support for HERZYME and $479,000 due from Chiron for reimbursement of ANGIOZYME expenses, as well as $130,000 due from miscellaneous other sources.

        Total additions for property, plant and equipment for the three months ended March 31, 2002 were $688,000. As of March 31, 2002, $3.4 million was available for funding our equipment purchases with a loan facility through a credit institution. The loan facility through the credit institution is available for draw downs through November 2002, currently averages an interest rate of 9.5%, and matures in 36 or 48 months depending on the type of equipment collateralized. We anticipate future property, plant and equipment needs to be financed through the existing loan facility and additional credit facilities yet to be determined.

        In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange to reacquire all rights to develop any product containing or utilizing an HIV target. We recorded an expense of $275,000 in March 2001 in connection with the issuance of the stock. For the period ended March 31, 2002, we recorded $725,000 and $101,000 in revenues and reimbursement of expenses, respectively, from Chiron for costs incurred for the clinical development of ANGIOZYME.

        In April 1997, we entered into a purchase agreement, subsequently amended, with Schering AG and Schering Berlin Venture Corporation, or SBVC, an affiliate of Schering AG as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our final draw-down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. Additionally, 50.0% of any borrowings we make on the line of credit must be collateralized by equipment purchases. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the loan balance into 42,435 shares of our common stock at a conversion price of $23.50. At March 31, 2002, we had $3.3 million in outstanding loans and accrued interest from Schering AG, which was convertible into approximately 1.1 million shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the Atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to Atugen, which does not effect the terms of our loan agreement with Schering AG.

        In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. As of December 31, 2001, the Series A preferred stock and accrued dividends were convertible into 1,125,567 shares of our common stock. Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased 500,500 shares of common stock for

$5.0 million in May 2001, which was at a premium to the market price. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan has made available to us a $12.0 million credit facility to fund our portion of Medizyme operating costs over a 42-month period. At the end of March 2002, we utilized the credit facility and had borrowed $8.2 million. The note carries an interest rate of 12% compounded on a semi-annual basis. Elan may convert this debt into shares of our Series B Convertible Preferred Stock at any time. In lieu of conversion, principal and interest payments on the note are deferred until the note matures in 2006. At March 31, 2002, the outstanding borrowings would be convertible into 663,115 shares of our common stock. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

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

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        On April 30, 2002, we issued a press release on the Phase II clinical trials status for ANGIOZYME, and HEPTAZYME, and the Phase I clinical trial for HERZYME. The press release is attached to this Form 10-Q as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Restated Bylaws(2)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997(6)
4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares(3)
4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock(4)
4.4
Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto(5)
4.5	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated February 18, 2000(6)
4.6	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated May 1, 2000(6)
4.7	Amendment to the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock and Series B Preferred Stock of Ribozyme Pharmaceuticals(6)
99.1	Press release dated April 30, 2002 issued by the Company updating the status of clinical trials
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

(1)
Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2)
Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.
(3)
Incorporated by reference from the Company's Registration Statement on Form S-1 and amendments, File No. 333-75079.
(4)
Incorporated by reference from the Company's Form 8-K dated February 8, 2000.
(5)
Incorporated by reference from the Company's Form 8-K dated December 5, 2000.
(6)
Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIBOZYME PHARMACEUTICALS, INC.
Dated: May 14, 2002	By:	/s/ HOWARD W. ROBIN Howard W. Robin President and Chief Executive Officer
Dated: May 14, 2002	By:	/s/ MARVIN TANCER Marvin Tancer Vice President of Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Restated Bylaws(2)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997(6)
4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares(3)
4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock(4)
4.4
Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto(5)
4.5	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated February 18, 2000(6)
4.6	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated May 1, 2000(6)
4.7	Amendment to the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock and Series B Preferred Stock of Ribozyme Pharmaceuticals(6)
99.1	Press release dated April 30, 2002 issued by the Company updating the status of clinical trials

(1)
Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.

(2)
Incorporated by reference from the Company's Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.

(3)
Incorporated by reference from the Company's Registration Statement on Form S-1 and amendments, File No. 333-75079.

(4)
Incorporated by reference from the Company's Form 8-K dated February 8, 2000.

(5)
Incorporated by reference from the Company's Form 8-K dated December 5, 2000.

(6)
Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2001.