Form 10-Q
period 2002-06-30
RIBOZYME PHARMACEUTICALS INC
filed 2002-08-14
CIK 892112

Use these links to rapidly review the document
RIBOZYME PHARMACEUTICALS, INC. INDEX TO FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27914

RIBOZYME PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	34-1697351 (I.R.S. Employer Identification No.)

2950 Wilderness Place
Boulder, Colorado 80301
(Address of principal executive offices)

Registrant's telephone number: (303) 449-6500

        Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 12, 2002 was 20,161,847.

RIBOZYME PHARMACEUTICALS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,119,517	$23,497,986
Securities available-for-sale	6,733,728	11,497,084
Accounts receivable	744,168	711,470
Accounts receivable-joint venture	310,026	491,194
Accounts receivable-related parties	211,369	340,533
Prepaid expenses and other current assets	1,203,987	497,466

Total current assets	24,322,795	37,035,733
Property, plant and equipment, net	4,979,069	4,588,313
Notes receivable-related parties	634,000	541,000
Deferred patent costs, net	5,986,545	5,544,614
Investment in joint venture	1,661,854	3,577,340
Other assets	751,208	736,208

Total assets	$38,335,471	$52,023,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$1,055,207	$2,100,144
Accrued expenses	4,260,380	2,458,175
Deferred revenue, current portion	429,168	—
Deferred revenue, current portion-related parties	400,000	400,000
Current portion of long-term debt	451,118	169,117

Total current liabilities	6,595,873	5,127,436
Deferred revenue, long-term portion-related parties	200,012	400,010
Long term debt	1,300,778	474,018
Convertible debt-joint venture	—	8,896,658
Convertible debt	3,340,000	3,220,000
Stockholders' equity
Preferred stock	219	120
Accreted preferred stock dividend	2,525,126	1,491,802
Common stock	201,618	200,126
Additional paid-in capital	201,520,768	192,004,535
Unrealized gain on securities available-for-sale	5,869	11,293
Accumulated deficit	(177,354,792)	(159,802,790)

Total stockholders' equity	26,898,808	33,905,086

Total liabilities and stockholders' equity	$38,335,471	$52,023,208

See notes to condensed financial statements

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue
Collaborative agreements	$1,039,814	$1,014,233	$1,966,222	$1,550,537
Collaborative agreements-joint venture	424,998	1,106,560	850,810	2,409,073
Collaborative agreements-related parties	157,441	269,638	383,857	548,083

Total revenues	1,622,253	2,390,431	3,200,889	4,507,693
Expenses
Research and development	7,886,618	10,005,072	14,627,233	21,142,831
General and administrative	1,289,374	1,079,968	2,771,983	2,101,763

Total expenses	9,175,992	11,085,040	17,399,216	23,244,594

Operating loss	(7,553,739)	(8,694,609)	(14,198,327)	(18,736,901)
Other income (expense)
Interest income	111,931	596,304	266,338	1,473,764
Interest expense	(266,102)	(188,633)	(602,890)	(295,446)
Other income	740	43,718	70	46,450
Equity in loss of unconsolidated affiliate	(1,550,170)	(2,103,421)	(3,017,193)	(4,746,868)

Total other income (expense)	(1,703,601)	(1,652,032)	(3,353,675)	(3,522,100)

Net loss	(9,257,340)	(10,346,641)	(17,552,002)	(22,259,002)
Accretion of dividends on preferred stock	300,856	190,677	503,772	381,944

Net loss applicable to common stock	$(9,558,196)	$(10,537,318)	$(18,055,774)	$(22,640,946)

Net loss per share (basic and diluted)	$(0.48)	$(0.64)	$(0.90)	$(1.38)
Shares used in computing net loss per share	20,113,995	16,533,073	20,064,791	16,413,033

See notes to condensed financial statements

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2002	2001
Operating Activities
Net loss	$(17,552,002)	$(22,259,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029,954	926,290
Equity in loss of unconsolidated affiliate	3,017,193	4,746,868
Compensation for forgiveness of notes receivable-related parties	152,000	69,187
Expense related to issuance of warrants	—	103,050
Expense related to issuance of common stock	—	275,000
Revenue recognized for stock received in licensing agreement	—	(205,442)
Loss (gain) on disposal of equipment	3,385	(40,987)
Cash received on sale of assets	689	—
Accrued interest included in convertible debt	568,688	295,446
Changes in operating assets and liabilities:
Accounts receivable	277,634	(1,788,992)
Prepaid expenses and other	(821,520)	(178,497)
Other assets	(15,000)	5,344
Accounts payable	(1,044,937)	658,590
Accrued expenses	1,802,205	(541,277)
Deferred revenue	429,168	—
Deferred revenue-related parties	(199,998)	(199,998)

Net cash used in operating activities	(12,352,541)	(18,134,420)
Investing activities
Additions to property, plant and equipment	(1,313,432)	(995,077)
Additions to deferred patent costs	(553,263)	(418,858)
Net sales (purchases) of securities available-for-sale	4,757,912	(533,470)
Investment in unconsolidated affiliate	(1,101,707)	(3,283,610)
Loan repayments-related parties	170,000	—
Loan advances-related parties	(300,000)	(700,000)

Net cash provided by (used in) investing activities	1,659,510	(5,931,015)
Financing activities
Net proceeds from issuance of common and preferred stock	115,642	5,157,190
Payments under loan facilities	(81,153)	—
Borrowings under loan facilities	2,280,073	5,279,453

Net cash provided by financing activities	2,314,562	10,436,643

Net decrease in cash and cash equivalents	(8,378,469)	(13,628,792)
Cash and cash equivalents at beginning of period	23,497,986	32,170,518

Cash and cash equivalents at end of period	$15,119,517	$18,541,726

See notes to condensed financial statements.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

Note 1: Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

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

        Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. Estimated funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan provided the Company with a $12.0 million credit facility on a draw-down basis for the Company to use to fund the Company's portion of Medizyme operating costs over a 42-month period. The credit facility has a 12% interest rate and the outstanding balance, including interest, as of the end of May 2002 of $9.9 million was converted into 9,905 shares of the Company's Series B Convertible Preferred Stock in June 2002. The Series B Preferred Stock has a nominal value of $1,000 per share, will accrue dividends at an annual rate of 12%, and is ultimately convertible into the Company's common stock at a 50% premium to the average price of the common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

        While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights", therefore the Company accounts for its investment in Medizyme under the equity method of accounting. During the three and six-month periods ended June 30, 2002, the Company recognized $425,000 and $851,000, respectively, in contract revenues for research and development activities performed for Medizyme. These amounts are included in the Company's revenues as "Collaborative agreements-joint venture" for the three and six-month periods ended June 30, 2002.

        The unaudited results of operations of Medizyme for the six-month period ended June 30, 2002 are as follows (in thousands):

Revenue	$—
Research and development	1,267
License fee	2,500

Net loss	$(3,767)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

        Statements in this Form 8-K, which are not strictly historical are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These uncertainties, which include, but are not limited to, the following: general economic and business conditions; ability to obtain rights to technology; ability to obtain and enforce patents; ability to develop oligonucleotides in adequate amounts for our collaborations and clinical trials; ability to commercialize and manufacture products; ability to obtain and retain collaborators; results of clinical studies; results of research and development activities; competition; technological advances; ability to obtain adequate financing in the future; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; and the like, are set forth in the section titled "Risk Factors" herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview of our Business

        Ribozyme Pharmaceuticals, Inc. (RPI) is a leader in the field of nucleic acid technology. We are using our proprietary technology and our expertise in molecular engineering to develop a new class of therapeutics, to develop diagnostic technologies that identify diseases, and to manufacture oligonucleotides (chains of nucleotides that can be chemically synthesized in specific sequences) for our use or for use by our collaborators and customers to generate revenue.

        Since inception in 1992, we have dedicated ourselves to engineering RNA-based molecules using Nobel Prize-winning ribozyme technology. As a result, we have advanced product candidates into clinical development, developed RNA-based diagnostic technology, established leading oligonucleotide manufacturing expertise and entered into several collaborative relationships with biotechnology and other companies. We own or have exclusive licenses to use over 182 issued or allowed patents relating to nucleic acid technology. Having developed this unique expertise in nucleic acid technology and molecular engineering enables us to take our next step. We will sharpen our focus on those product candidates that we believe have the best prospects for commercial success and we will use our expertise to design, stabilize, manufacture and deliver next generation ribozymes and RNA interference, or RNAi. We believe RNA-based drugs will become important therapeutics in the future. We are exceptionally well positioned to take advantage of this emerging opportunity.

        We are developing a new class of therapeutics based on engineered RNA that are designed to disrupt intracellular production and replication of disease-inducing proteins and viruses. Our expertise in nucleic acid technology, which has been developed over a ten-year period and is backed by broad patent protection, is focused on ribozymes and RNA interference, or RNAi. A ribozyme is a chain of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA and viral RNA. mRNA and viral RNA are essential to the synthesis of proteins or viral replication responsible for disease. Ribozymes act as "molecular scissors" by cutting RNA molecules into two ineffective strands, thereby preventing undesirable protein production or viral replication. RNAi technology involves using a double-stranded sequence of RNA capable of reducing the expression of mRNA and viral RNA in a sequence-specific manner. For simplicity, we refer to the double-stranded RNA molecule facilitating this process as RNAi. RNAi induces the destruction of target RNA using a cell's own protein machinery. We expect our RNA technologies to be applicable in a broad range of therapies, because many diseases result from undesirable protein production or viral replication.

        RNA-based therapeutics have potentially significant advantages over traditional approaches to treating diseases, including broad therapeutic application, therapeutic precision and target RNA destruction.

        We are developing drugs that address significant and unmet medical needs. We are in clinical development for the following three product candidates:

  •
  ANGIOZYME, which we are developing in collaboration with Chiron Corporation, to treat solid tumor cancers. We plan to continue our ANGIOZYME clinical program in patients with metastatic colorectal cancer and will complete our preliminary analysis of 12-week data in the fourth quarter of 2002 and our preliminary analysis of 24-week data in the first quarter of 2003.

  •
  HEPTAZYME, which we are developing to treat chronic hepatitis C. We have stopped our Phase II trial and are pursuing a next generation ribozyme to treat hepatitis C that we believe will prove to be more efficacious then our first-generation drug.

  •
  HERZYME, which we are developing in collaboration with Elan Corporation plc and its affiliates, to treat breast and other solid tumor cancers. We expect to complete Phase I clinical trials by year-end.

        We will use the preclinical data acquired in connection with another product candidate, HepBzyme, for the treatment of hepatitis B, to advance our continuing work with HEPTAZYME. We do not intend to pursue independent development of HepBzyme.

        Our business strategy is to use our patented technology and molecular engineering expertise to create value by: (1) selectively developing RNA-based drugs; (2) building on our expertise in nucleic acid technology to develop next generation ribozymes and RNAi therapeutics through collaborations with others; (3) developing diagnostics that our collaborators can use to identify diseases; (4) leveraging our nucleic acid expertise through licensing, process development and pilot manufacturing; and, (5) maintaining and expanding our patent portfolio and proprietary technology.

Critical Accounting Policies

        Revenue Recognition.    To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from therapeutic product sales, nor do we anticipate generating any therapeutic product revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

  •
  Up-front revenue. Up-front non-refundable fees are recognized upon signing an agreement when it represents an exchange for products delivered or for services performed that represent the culmination of a separate earnings process. All other up-front fees are deferred and recognized systematically over the period the fees are earned. Up-front revenue also may include a reimbursement to us of recent expenses related to product development which we incurred.

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

        Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of June 30, 2002, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

        We have not been profitable since inception and have an accumulated deficit of $177.4 million as of June 30, 2002. Losses have resulted primarily from expenses associated with our research and development programs. We expect to incur additional losses as ANGIOZYME, HEPTAZYME and HERZYME and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

        Our revenues are denominated in U.S. dollars. Therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging.

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

        In 1998, we invested $2.0 million and transferred our gene identification and target validation technology to atugen AG, a German privately-owned biotechnology company. Upon formation in 1998, we owned a majority of common stock outstanding in atugen; however, similar to the above discussion on "participating rights", minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we completely expensed our investment in atugen. We currently own 31.6% of atugen and will record our share of any future profits.

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

        Revenues.    Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) collaborative agreements, (ii) collaborative agreements-joint venture, and (iii) collaborative agreements-related parties. Collaborative agreement revenues primarily includes revenues recorded from our arrangements with Chiron, Fujirebio and Geron. Chiron revenues are related to our collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture with Elan. Collaborative agreements-related parties, includes revenues recorded from atugen.

        Collectively, collaborative revenues decreased to $1.6 million and $3.2 million for the three and six months ended June 30, 2002, respectively, from $2.4 million and $4.5 million for the corresponding periods in 2001. The decrease is due primarily to lower research revenues associated with Medizyme, our joint venture on the development of HERZYME with Elan, and with ANGIOZYME, our collaboration with Chiron. As HERZYME and ANGIOZYME move forward in clinical trials, less time is required of our researchers and more third-party expenses are incurred. Reimbursements from our collaborators for third party expenses are credited against expenses and not recognized as revenue. Medizyme revenues were $425,000 and $851,000 for the three and six months ended June 30, 2002, compared to $1.1 million and $2.4 million, respectively, for the same periods in 2001. In addition, Chiron revenues decreased to $694,000 for the three-month period ended June 30, 2002 compared to $807,000 for the corresponding period in 2001. Also, revenues recorded for atugen decreased to $157,000 and $384,000 for the three and six-month periods ended June 30, 2002, respectively, compared to $270,000 and $548,000 for the corresponding periods in 2002 due to a reduction in services provided. However, while our joint venture and related parties revenue decreased for the reporting period, our revenue from other sources increased for the same period. During the first quarter, we signed an agreement with Fujirebio, a Japanese diagnostic company, for the use of allosteric ribozymes that resulted in revenues of $222,000 and $296,000 for the three and six month period ended June 30, 2002, respectively. In addition, for the quarter and six months ending June 30, 2002, we recognized $113,000 and $225,000 in revenues, respectively, from Geron for our consultation in the process development of the manufacturing technology of one of their drugs. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. However, we do expect that our research revenues may continue to decrease while revenues related to our diagnostic collaborations and our nucleic acid technology expertise may increase.

        Expenses.    Research and development expenses decreased to $7.9 million and $14.6 million for the three and six months ended June 30, 2002, compared to $10.0 million and $21.1 million for the corresponding periods in 2001. The decrease of $2.1 million for the three-month period ending June 30, 2002 compared to the same period in 2001, was primarily due to $3.2 million of expenses, net of partner reimbursements, we incurred during the second quarter of 2001 for third-party manufacturing costs for ANGIOZYME and HEPTAZYME to support our clinical trials, compared to $1.7 million we incurred during the second quarter in 2002. The decrease of $6.5 million for the six-month period ending June 30, 2002 compared to the same period in 2001, was primarily due to $7.8 million incurred in third-party manufacturing expenses, net of partner reimbursements, during the first half of 2001, compared to $1.8 million we incurred for the six-month period ended June 30, 2002. We expect research and development expenses, including pre-clinical studies, clinical trials and manufacturing expenses, to continue to increase as we expand our development programs for ANGIOZYME, HEPTAZYME and HERZYME.

        General and administrative expenses increased to $1.3 million and $2.8 million for the three and six-months ended June 30, 2002, respectively, compared to $1.1 million and $2.1 million for the corresponding periods in 2001. The increase in 2002 is the result of increased expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

        Interest income.    Interest income decreased to $112,000 and $266,000 for the three and six months ended June 30, 2002 compared to $596,000 and $1.5 million for the corresponding periods in 2001. The decrease is due to lower average balances in our cash, cash equivalents and securities available-for-sale as compared to the same periods in 2001. Cash balance at the end of the second quarter of 2001 was $51.4 million compared to a cash balance of $21.9 million at June 30, 2002. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

        Interest expense.    Interest expense increased to $266,000 and $603,000 for the three and six month periods ending June 30, 2002, compared to $189,000 and $295,000, respectively, for the corresponding periods in 2001. The increase is due to additional borrowings to fund capital equipment purchases and additional draw downs on our line of credit with Elan to fund our portion of Medizyme expenses. Interest expense is expected to continue to increase in the future as we arrange for additional financing for operations.

        Equity in loss of unconsolidated affiliate.    Equity in loss of unconsolidated affiliate was $1.6 million and $3.0 million for the three and six-month periods ending June 30, 2002, respectively, compared to $2.1 million and $4.7 million for the corresponding periods in 2001. The expense is our 80.1% share of Medizyme's losses for the corresponding periods. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The decrease in the losses recognized for the quarter and year to date period ended June 30, 2002 are due to the decreases in Medizyme's expenses related to the development of HERZYME. The decrease is the result of the transition of HERZYME from research to clinical trials. Medizyme's 2002 year to date expenses include $2.5 million amortized expense for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $1.0 million we invoiced Medizyme as of June 30, 2002 for research we conducted and clinical trial expenses we incurred with HERZYME.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through June 30, 2002, we have received approximately:

  •
  $29.0 million in net proceeds from private placements;

  •
  $97.6 million in net proceeds from public offerings;

  •
  $127.0 million from our collaborations; and

  •
  $11.5 million from equipment financing.

        We had cash, cash equivalents and securities available-for-sale of $21.9 million at June 30, 2002 compared with $35.0 million at December 31, 2001. The $13.1 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $12.4 million used for operations, net of revenues of $3.2 million; $3.0 million used for investments in equipment, leasehold improvements, patents and additional investment in an unconsolidated affiliate; net $130,000 in loans to executives; $116,000 received in proceeds from equity transactions; $2.3 million received in proceeds from credit facilities; and $81,000 paid for debt obligations.

        We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

        Accounts receivable at June 30, 2002 were $1.3 million compared to $1.5 million at December 31, 2001. Accounts receivable at June 30, 2002 included $211,000 due from atugen for administrative services and patent expenses, $310,000 due from Medizyme for research support for HERZYME and $618,000 due from Chiron for reimbursement of ANGIOZYME expenses, as well as $161,000 due from miscellaneous other sources.

        Total additions for property, plant and equipment for the six months ended June 30, 2002 were $1.3 million. As of June 30, 2002, $2.2 million was available for funding our equipment purchases with a loan facility through a credit institution. The loan facility through the credit institution is available for draw downs through November 2002, currently averages an interest rate of 9.5%, and matures in 36 or 48 months depending on the type of equipment collateralized. We anticipate future property, plant and equipment needs to be financed through the existing loan facility and additional credit facilities yet to be determined.

        As of June 30, 2002, we have a commitment to purchase, before the end of December 2002, $3.8 million of drug from our manufacturing partner.

        In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange for reacquiring all rights to develop any product containing or utilizing an HIV target. We recorded an expense of $275,000 in March 2001 in connection with the issuance of the stock. For the period ended June 30, 2002 we recorded $1.4 million and $273,000 in revenues and reimbursement of expenses, respectively, from Chiron for costs incurred for the clinical development of ANGIOZYME.

        In April 1997, we entered into a purchase agreement, subsequently amended, with Schering AG and Schering Berlin Venture Corporation, or SBVC, an affiliate of Schering AG as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our final draw-down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. Additionally, 50.0% of any borrowings we make on the line of credit must be collateralized by equipment purchases. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the loan balance into 42,435 shares of our common stock at a conversion price of $23.50. At June 30, 2002, we had $3.3 million in outstanding loans and accrued interest from Schering AG, which was convertible into approximately 2.4 million shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to atugen, which does not affect the terms of our loan agreement with Schering AG.

        In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. As of June 30, 2002 the Series A preferred stock and accrued dividends were convertible into approximately 1.2 million shares of our common stock. Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan made available to us a $12.0 million credit facility to fund our portion of Medizyme operating costs over a 42-month period. At the end of June 2002, we had utilized the credit facility and had borrowed $9.3 million. The note carried an interest rate of 12% compounded on a semi-annual basis. Elan converted this debt and accrued interest into shares of our Series B Convertible Preferred Stock in June 2002. At June 30, 2002, the Series B Convertible Preferred Stock, which will accrue dividends at a annual rate of 12%, is convertible into approximately 979,000 shares of our common stock. In aggregate, at June 30, 2002, all of our outstanding preferred stock with Elan is convertible into 2.1 million shares of our common stock. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

        In mid-2002, Elan announced that it would limit the focus of its clinical programs. Elan's announced clinical programs do not include cancer programs. We have not received any notice from Elan concerning our collaboration arrangement; however, based solely on Elan's public statements, we believe that, following completion of our Phase I study later this year, it is unlikely that Elan will continue to support HERZYME development. We do not intend to pursue development of HERZYME without a new corporate partner. Our ability to attract a new corporate partner will depend principally on the success of our Phase I study.

        In connection with announcing our results of the quarter ended June 30, 2002, we announced that we are realigning our research and development programs to focus our internal development on only those programs we believe have a high likelihood of commercial success. We will be discontinuing our current HEPTAZYME program and beginning work on a next generation ribozyme therapeutic for hepatitis C. In addition, we will be leveraging our nucleic acid expertise to develop next generation ribozyme and RNAi based therapeutics, developing diagnostic technologies for use by our collaborators and entering into licensing, process development and manufacturing arrangements. As a result, we will reorganize certain departments and reduce staff. We expect that this will reduce operating expenses by approximately 35% in 2003.

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

        We will need to raise additional capital through any or all of the following: public or private financing, new collaborative relationships, new credit facilities and/or other sources.

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 24, 2002 we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1.
The election of five directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

Director	For	Against
Jeremy Curnock Cook	17,009,032	856,201
John Groom	17,108,882	756,351
Howard Robin	17,011,732	853,501
Samual Saks	17,120,132	745,101
Anders P. Wiklund	17,108,282	756,951
2.
To approve an increase in the number of shares subject to options which may be granted under the Company's 2001 Stock Option Plan by 2,000,000 from 1,000,000 to 3,000,000.

Votes For	5,979,747
Votes Against	2,023,154
Votes Abstained	72,484
3.
To ratify the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2002.

Votes For	17,708,972
Votes Against	79,560
Votes Abstained	76,701

        At our Annual Meeting of Shareholders, the following resolution was proposed for discussion and was put to a vote:

  To approve the completion by the Company of one or more private placements of equity securities at a discount to the then prevailing market price, which may result in the issuance of 20% or more of the Company's outstanding shares.

Votes For	17,698,951
Unvoted Shares	2,317,857

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Restated Bylaws (2)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997(6)
4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares (3)
4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock (4)
4.4
Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (5)
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
  (b)
  Reports on Form 8-K

        No reports on Form 8-K were filed for the quarter ending June 30, 2002.

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

RIBOZYME PHARMACEUTICALS, INC.
Dated:	August 14, 2002	/s/ HOWARD W. ROBIN Howard W. Robin President and Chief Executive Officer
Dated:	August 14, 2002	/s/ MARVIN TANCER Marvin Tancer Vice President of Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

        We, Howard W. Robin and Marvin Tancer, Chief Executive and Chief Financial officers, respectively, of Ribozyme Pharmaceuticals, Incorporated (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.
The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, we have executed this Certification this 14th day of August, 2002.

/s/ HOWARD W. ROBIN Howard W. Robin President and Chief Executive Officer
/s/ MARVIN TANCER Marvin Tancer Vice President of Operations and Chief Financial Officer

Exhibit Index

Exhibit No.	Description Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Restated Bylaws (2)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997(6)
4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares (3)
4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock (4)
4.4
Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (5)
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