Form 10-Q
period 2002-09-30
RIBOZYME PHARMACEUTICALS INC
filed 2002-11-14
CIK 892112

Use these links to rapidly review the document
RIBOZYME PHARMACEUTICALS, INC. INDEX TO FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27914

RIBOZYME PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	34-1697351 (I.R.S. Employer Identification No.)
2950 Wilderness Place Boulder, Colorado 80301 (Address of principal executive offices)
Registrant's telephone number: (303) 449-6500

        Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 13, 2002 was 20,285,356.

RIBOZYME PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,147,384	$23,497,986
Securities available-for-sale	7,245,868	11,497,084
Accounts receivable	747,413	711,470
Accounts receivable-joint venture	584,413	491,194
Accounts receivable-related parties	124,478	340,533
Prepaid expenses and other current assets	1,255,234	497,466

Total current assets	18,104,790	37,035,733
Property, plant and equipment, net	4,825,560	4,588,313
Notes receivable-related parties	746,500	541,000
Deferred patent costs, net	5,609,476	5,544,614
Investment in joint venture	320,039	3,577,340
Other assets	752,567	736,208

Total assets	$30,358,932	$52,023,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$1,063,108	$2,100,144
Accrued expenses	2,686,582	2,458,175
Deferred revenue, current portion	978,127	—
Deferred revenue, current portion-related parties	400,000	400,000
Current portion of long-term debt	468,872	169,117

Total current liabilities	5,596,689	5,127,436
Deferred revenue, long-term portion-related parties	100,013	400,010
Long-term debt	1,179,450	474,018
Convertible debt-joint venture	—	8,896,658
Convertible debt	3,400,000	3,220,000
Stockholders' equity
Preferred stock	219	120
Accreted preferred stock dividend	3,045,624	1,491,802
Common stock	201,618	200,126
Additional paid-in capital	200,998,270	192,004,535
Unrealized gain on securities available-for-sale	4,668	11,293
Accumulated deficit	(184,167,619)	(159,802,790)

Total stockholders' equity	20,082,780	33,905,086

Total liabilities and stockholders' equity	$30,358,932	$52,023,208

See notes to condensed financial statements

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue
Collaborative agreements	$1,024,617	$889,584	$2,990,839	2,440,121
Collaborative agreements-joint venture	182,766	818,394	1,033,576	3,227,467
Collaborative agreements-related parties	100,306	321,203	484,163	869,286

Total revenues	1,307,689	2,029,181	4,508,578	6,536,874
Expenses
Research and development	5,634,432	16,685,290	20,261,665	37,828,121
General and administrative	1,099,195	1,008,365	3,871,178	3,110,127

Total expenses	6,733,627	17,693,655	24,132,843	40,938,248

Operating loss	(5,425,938)	(15,664,474)	(19,624,265)	(34,401,374)
Other income (expense)
Interest income	56,664	435,436	323,002	1,909,199
Interest expense	(101,737)	(244,147)	(704,627)	(539,594)
Other income	(1)	4,500	69	50,950
Equity in loss of unconsolidated affiliates	(1,341,815)	(1,916,088)	(4,359,008)	(6,662,956)

Total other expense	(1,386,889)	(1,720,299)	(4,740,564)	(5,242,401)

Net loss	(6,812,827)	(17,384,773)	(24,364,829)	(39,643,775)
Accretion of dividends on preferred stock	520,498	197,005	1,024,270	578,949

Net loss applicable to common stock	$(7,333,325)	$(17,581,778)	$(25,389,099)	$(40,222,724)

Net loss per share (basic and diluted)	$(0.36)	$(1.04)	$(1.26)	$(2.43)
Shares used in computing net loss per share	20,161,847	16,882,772	20,097,498	16,571,334

See notes to condensed financial statements

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating Activities
Net loss	$(24,364,829)	$(39,643,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503,245	1,426,526
Equity in loss of unconsolidated affiliate	4,359,008	6,662,956
Compensation for forgiveness of notes receivable-related parties	159,500	189,187
Write-off of deferred patent costs	684,390	—
Expense related to issuance of warrants	—	103,050
Expense related to issuance of common stock	—	275,000
Revenue recognized for stock received in licensing agreement	—	(205,442)
Loss (gain) on disposal of equipment	3,385	(40,987)
Cash received for sale of computers	689	—
Accrued interest included in convertible debt	628,689	539,593
Changes in operating assets and liabilities:
Accounts receivable	86,893	(4,291,102)
Prepaid expenses and other	(842,768)	(148,307)
Other assets	(16,359)	5,345
Accounts payable	(1,037,036)	908,582
Accrued expenses	228,407	5,476,356
Deferred license revenue	978,127	—
Deferred license revenue-related parties	(299,997)	(299,997)

Net cash used in operating activities	(17,928,656)	(29,043,016)
Investing activities
Additions to property, plant and equipment	(1,545,011)	(1,255,888)
Additions to deferred patent costs	(948,786)	(598,858)
Net sales of securities available-for-sale	4,244,571	4,164,208
Investment in unconsolidated affiliate	(1,101,707)	(3,283,610)
Loan repayments-related parties	170,000	—
Loan advances-related parties	(450,000)	(1,588,148)

Net cash provided by (used in) investing activities	369,067	(2,562,296)
Financing activities
Net proceeds from sale of common and preferred stock	113,642	5,167,991
Payments under loan facilities	(184,728)	—
Borrowings under loan facilities	2,280,073	5,279,453

Net cash provided by financing activities	2,208,987	10,447,444
Net decrease in cash and cash equivalents	(15,350,602)	(21,157,868)
Cash and cash equivalents at beginning of period	23,497,986	32,170,518

Cash and cash equivalents at end of period	$8,147,384	$11,012,650

See notes to condensed financial statements.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

Note 1: Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

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

        Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. Estimated funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan provided the Company with a $12.0 million credit facility on a draw-down basis for the Company to use to fund the Company's portion of Medizyme operating costs over a 42-month period. The credit facility has a 12% interest rate and the then outstanding balance, including interest, as of the end of May 2002 of $9.9 million was converted into 9,905 shares of the Company's Series B Convertible Preferred Stock in June 2002. The Series B Convertible Preferred Stock has a nominal value of $1,000 per share, accrues dividends at an annual rate of 12%, and is ultimately convertible into the Company's common stock at a 50% premium to the average price of the common stock for the 60 trading days prior to the time of the applicable draw-down on the credit facility. In aggregate, at September 30, 2002, all of our outstanding preferred stock and accreted dividends with Elan are convertible into 2.2 million shares of our common stock. We continue to have access to the credit facility and in October 2002 had a draw-down of $597,000, which will be recorded on our balance sheet under equity as preferred shares issuable. After the October draw-down, we have $2.0 million remaining through the facility. As of September 30, 2002, the Series A and B Preferred Stock have liquidation preferences of $14.1 million and $10.8 million, respectively.

        While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights", therefore, the Company accounts for its investment in Medizyme under the equity method of accounting. During the three and nine-month periods ended September 30, 2002, the Company recognized $183,000 and $1.0 million, respectively, in contract revenues for research and development activities performed for

Medizyme. These amounts are included in the Company's revenues as "Collaborative agreements-joint venture" for the three and nine-month periods ended September 30, 2002.

        The unaudited results of operations of Medizyme for the nine-month period ended September 30, 2002 and 2001 are as follows (in thousands):

	2002	2001
Revenue	$—	$—
Research and development	1,692	4,568
License fee	3,750	3,750

Net loss	$(5,442)	$(8,318)

        The license fee will be completely amortized as of the end of December 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

        Statements in this 10-Q, which are not strictly historical are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These uncertainties, which include, but are not limited to, the following: ability to obtain adequate financing in the future; business abilities and judgment of personnel; availability of qualified personnel; general economic and business conditions; ability to obtain rights to technology; ability to obtain and enforce patents; ability to develop oligonucleotides in adequate amounts for our collaborations and clinical trials; ability to commercialize and manufacture products; ability to obtain and retain collaborators; results of clinical studies; results of research and development activities; competition; technological advances; changes in, or failure to comply with, governmental regulations; and the like, are set forth in the section titled "Risk Factors" as an exhibit in our Current Report on Form 8-K which was filed with the U.S. Securities and Exchange Commission on August 15, 2002, a copy of which is available from us upon request. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

        Since inception in 1992, we have dedicated ourselves to engineering RNA-based molecules using Nobel Prize-winning ribozyme technology. As a result, we have advanced product candidates into clinical development, developed RNA-based diagnostic technology, established leading oligonucleotide manufacturing expertise and entered into several collaborative relationships with biotechnology and other companies. We own or have exclusive licenses to use over 180 issued or allowed patents relating to nucleic acid technology. Having developed this unique expertise in nucleic acid technology and molecular engineering enables us to take our next step. We will sharpen our focus on those product candidates that we believe have the best prospects for commercial success and we will use our expertise to design, stabilize, manufacture and deliver next generation ribozymes and RNA interference, or RNAi. We believe RNA-based drugs will become important therapeutics in the future. We are well positioned to take advantage of this emerging opportunity.

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

        We are developing drugs that address significant and unmet medical needs. We have been in clinical development for the following three product candidates:

  •
  ANGIOZYME, which we are developing in collaboration with Chiron Corporation, to treat solid tumor cancers. We plan to continue our ANGIOZYME clinical program in patients with metastatic colorectal cancer and will complete our preliminary analysis of 12-week data in the fourth quarter of 2002 and our preliminary analysis of 24-week data in the first quarter of 2003.

  •
  HEPTAZYME, which we developed to treat chronic hepatitis C. We stopped our Phase II trial and are currently pursuing a next generation ribozyme to treat hepatitis C that we believe will have improved kinetics and a higher therapeutic index than our first-generation drug.

  •
  HERZYME, which we are developing in collaboration with Elan Corporation plc and its affiliates, to treat breast and other solid tumor cancers. We expect to complete Phase I clinical trials by year-end.

        We will use the preclinical data acquired in connection with another product candidate, HepBzyme, for the treatment of hepatitis B, to advance our continuing work with a second generation hepatitis C drug. We do not intend to pursue independent development of HepBzyme.

        Our business strategy is to use our patented technology and molecular engineering expertise to create value by: (1) selectively developing RNA-based drugs; (2) building on our expertise in nucleic acid technology to develop next generation ribozymes and RNAi therapeutics through collaborations with others; (3) developing diagnostics that our collaborators can use to identify diseases; (4) leveraging our nucleic acid expertise through licensing, process development and small scale manufacturing for clinical studies; and (5) maintaining and expanding our patent portfolio and proprietary technology.

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

        Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of September 30, 2002, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

        We have not been profitable since inception and have an accumulated deficit of $184.2 million as of September 30, 2002. Losses have resulted primarily from expenses associated with our research and development programs. We expect to incur additional losses as our current and other potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement. In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

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

        In 1998, we invested $2.0 million and transferred our gene identification and target validation technology to atugen AG, a German privately-owned biotechnology company. Upon formation in 1998, we owned a majority of common stock outstanding in atugen; however, similar to the above discussion on Medizyme about "participating rights", minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we completely expensed our investment in atugen. We currently own 31.6% of atugen and will record our share of any future profits.

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

        Revenues.    Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (1) collaborative agreements, (2) collaborative agreements-joint venture, and (3) collaborative agreements-related parties. Collaborative agreement revenues primarily includes revenues recorded from our arrangements with Chiron, Fujirebio and Geron. Chiron revenues are related to our collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme. Collaborative agreements-related parties includes revenues recorded from atugen.

        Collectively, collaborative revenues decreased to $1.3 million and $4.5 million for the three and nine months ended September 30, 2002, respectively, from $2.0 million and $6.5 million for the corresponding periods in 2001. This decrease is due primarily to lower research revenues associated with Medizyme, our joint venture on the development of HERZYME with Elan, and with ANGIOZYME, our collaboration with Chiron. As HERZYME and ANGIOZYME move forward in clinical trials, less time is required of our researchers and more third-party expenses are incurred. Reimbursements from our collaborators for third-party expenses are credited against expenses and not recognized as revenue. Medizyme revenues were $183,000 and $1.0 million for the three and nine months ended September 30, 2002, compared to $818,000 and $3.2 million, respectively, for the same periods in 2001. In addition, Chiron revenues decreased to $446,000 and $1.9 million for the three and nine months ended September 30, 2002 compared to $890,000 and $2.2 million, respectively, for the corresponding periods in 2001. However, revenue from other sources increased for the same period. During the first quarter 2002, we signed an agreement with Fujirebio, a Japanese diagnostic company, for the use of allosteric ribozymes that resulted in revenues of $176,000 and $472,000 for the three and nine month period ended September 30, 2002, respectively. In addition, for the quarter and nine months ending September 30, 2002, we recognized $396,000 and $621,000 in revenues, respectively, from Geron for our process development and manufacturing scale-up for Geron's anti-cancer GRN163 drug. However, we expect that our research revenues will continue to decrease, along with a reduction in related ANGIOZYME and HERZYME activities, while revenues related to our diagnostic collaborations and our nucleic acid technology expertise may increase.

        Expenses.    Research and development expenses decreased to $5.6 million and $20.3 million for the three and nine months ended September 30, 2002, compared to $16.7 million and $37.8 million for the corresponding periods in 2001. The decrease of $11.1 million for the three-month period ending September 30, 2002 compared to the same period in 2001, was primarily due to $10.3 million of expenses, net of partner reimbursements, we incurred during the third quarter of 2001 for third-party manufacturing costs for ANGIOZYME and HEPTAZYME to support our clinical trials, compared to $108,000 we incurred during the third quarter in 2002. The decrease of $17.6 million for the nine-month period ending September 30, 2002 compared to the same period in 2001, was primarily due to $18.2 million incurred in third-party manufacturing expenses, net of partner reimbursements, during the three quarters of 2001, compared to $1.9 million we incurred for the nine-month period ended September 30, 2002. Over the next year, we expect certain research and development expenses, including pre-clinical studies, clinical trials and manufacturing expenses, to decrease as we complete current phases of clinical development programs for ANGIOZYME and HERZYME.

        General and administrative expenses increased to $1.1 million and $3.9 million for the three and nine-months ended September 30, 2002, respectively, compared to $1.0 million and $3.1 million for the corresponding periods in 2001. The increase in 2002 is the result of increased expenses necessary to manage and support our expanding product and business development efforts. General and administrative expenses may continue to increase as a result of increasing legal and other professional fees in connection with business development efforts and patent protection.

        Interest income.    Interest income decreased to $57,000 and $323,000 for the three and nine months ended September 30, 2002 compared to $435,000 and $1.9 million for the corresponding periods in 2001. The decrease is due to lower average balances in our cash, cash equivalents and securities available-for-sale as compared to the same periods in 2001. Cash and securities balances at the end of the third quarter of 2001 was $39.2 million compared to a cash balance of $15.4 million at September 30, 2002. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

        Interest expense.    Interest expense decreased to $102,000 for the three month period ending September 30, 2002, compared to $244,000 for the corresponding period in 2001. The decrease is due to the conversion of our note payable with Elan to preferred stock in June 2002. The note accrued interest at a 12% semi-annual rate through June 2002, but as of July 2002 the preferred stock accrues dividends at a 12% semi-annual rate. The increase year to date is due to additional borrowings during the last year to fund capital equipment purchases through a credit facility, as well as additional draw downs on our line of credit with Elan to fund our portion of Medizyme expenses. Interest expense is expected to increase in the future as we arrange for additional financing for operations.

        Equity in loss of unconsolidated affiliate.    Equity in loss of unconsolidated affiliate was $1.3 million and $4.4 million for the three and nine-month periods ending September 30, 2002, respectively, compared to $1.9 million and $6.7 million for the corresponding periods in 2001. The expense is our 80.1% share of Medizyme's losses for the corresponding periods. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The decrease in the losses recognized for the quarter and year to date period ended September 30, 2002 are due to the decreases in Medizyme's expenses related to the development of HERZYME. The decrease is the result of the transition of HERZYME from research to clinical trials. Medizyme's 2002 year to date expenses include $3.75 million amortized expense for a $15.0 million license fee paid to Elan in January 2000, as well as $1.3 million we invoiced Medizyme as of September 30, 2002 for research we conducted and clinical trial expenses we incurred with HERZYME.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through September 30, 2002, we have received approximately:

  •
  $29.0 million in net proceeds from private placements;

  •
  $97.6 million in net proceeds from public offerings;

  •
  $129.4 million from our collaborations; and

  •
  $11.5 million from equipment financing.

        We had cash, cash equivalents and securities available-for-sale of $15.4 million at September 30, 2002 compared with $35.0 million at December 31, 2001. The $19.6 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $17.9 million used for operations, net of revenues of $4.5 million; $3.6 million used for investments in equipment, leasehold improvements, patents and additional investment in an unconsolidated affiliate; net $280,000 in loans to executives; $114,000 received in proceeds from equity transactions; $2.3 million received in proceeds from credit facilities; and $185,000 paid for debt obligations. Loans totaling $400,000 were made to four members of senior management prior to the passage of the Sarbanes-Oxley Act in July 2002.

        We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

        Accounts receivable at September 30, 2002 were $1.5 million compared to $1.5 million at December 31, 2001. Accounts receivable at September 30, 2002 included $119,000 due from atugen for administrative services and patent expenses, $584,000 due from Medizyme for research support for HERZYME and $504,000 due from Chiron for reimbursement of ANGIOZYME expenses, as well as $249,000 due from miscellaneous other sources.

        Total additions for property, plant and equipment for the nine months ended September 30, 2002 were $1.5 million. As of September 30, 2002, we had borrowed $1.8 million on a $4.0 million loan facility through a credit institution. The loan facility through the credit institution currently averages an interest rate of 9.5%, and matures in 36 or 48 months depending on the type of equipment collateralized. Additional borrowings through the loan facility are currently on hold pending an improvement in our cash position. We anticipate future property, plant and equipment needs to be financed through the existing loan facility and additional credit facilities yet to be determined.

        As of September 30, 2002, we have a commitment to purchase, before the end of December 2002, $3.6 million of drug from our contract manufacturer Avecia Ltd. The terms of payment for the purchase are $1.6 million due on October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005. The payments will accrue interest at the rate of 6% compounded annually, calculated from January 1, 2003 until payment.

        In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron. In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange for reacquiring all rights to develop any product containing or utilizing an HIV target. We recorded an expense of $275,000 in March 2001 in connection with the issuance of the stock. For the nine-month period ended September 30, 2002 we recorded $1.9 million and $335,000 in revenues and reimbursement of expenses, respectively, from Chiron for costs incurred for the clinical development of ANGIOZYME.

        In April 1997, we entered into a purchase agreement, subsequently amended, with Schering AG and Schering Berlin Venture Corporation, or SBVC, an affiliate of Schering AG as part of our target discovery and validation program. SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and made an additional equity investment of $2.5 million for 465,117 shares of our common stock in April 1998. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our final draw-down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at the option of Schering AG. Additionally, 50.0% of any borrowings we make on the line of credit must be collateralized by equipment purchases. In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG. In June 2000, Schering AG converted $997,000 of the loan balance into 42,435 shares of our common stock at a conversion price of $23.50. At September 30, 2002, we had $3.4 million in outstanding loans and accrued interest from Schering AG, which was convertible into approximately 8.3 million shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004. As a result of the atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to atugen, which does not affect the terms of our loan agreement with Schering AG.

        In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. As of September 30, 2002 the Series A preferred stock and accrued dividends were convertible into approximately 1.2 million shares of our common stock. Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. In January 2000, we estimated that the development of HERZYME would require additional funds of up to $15 million and, therefore, Elan made available to us a $12.0 million credit facility, which was convertible into Series B Convertible Preferred Stock, to fund our portion of Medizyme operating costs over a 42-month period. At the end of September 2002, we had utilized the credit facility and had borrowed $9.3 million. The note carried an interest rate of 12% compounded on a semi-annual basis. Elan converted this debt and accrued interest into shares of our Series B Convertible Preferred Stock in June 2002. In October 2002, we completed a draw-down of an additional $597,000 against the credit facility, which we will record as preferred shares issuable under equity on our balance sheet. We have approximately $2.0 million remaining under the credit facility. At September 30, 2002, the Series B Convertible Preferred Stock, which accrues dividends at a annual rate of 12%, is convertible into approximately 1.0 million shares of our common stock. In aggregate, at September 30, 2002, all of our outstanding preferred stock and accreted dividends with Elan are convertible into 2.2 million shares of our common stock. As of September 30, 2002, the Series A and B Preferred Stock have liquidation preferences of $14.1 million and $10.8 million, respectively. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

        In mid-2002, Elan announced that it would limit the focus of its clinical programs. Elan's announced clinical programs do not include cancer programs. While we have not received formal notice from Elan concerning our collaboration arrangement, based on Elan's public statements, we believe that following completion of our Phase I study later this year, it is unlikely that Elan will continue to support HERZYME development. We do not intend to pursue development of HERZYME without a new corporate partner.

        In August 2002 we announced that we are realigning our research and development programs to focus our internal development on only those programs we believe have a high likelihood of commercial success. We discontinued our HEPTAZYME program and began work on a next generation ribozyme therapeutic for hepatitis C. In addition, we are leveraging our nucleic acid expertise to develop next generation ribozyme and RNAi based therapeutics, developing diagnostic technologies for use by our collaborators and entering into licensing, process development and manufacturing arrangements. As a result, we reorganized certain departments and reduced staff. We expect that these actions will reduce operating expenses by approximately 30% in 2003. In October 2002, we committed to a minimum three-month severance agreement for all current employees for termination without cause. Along with other senior management severance agreements, company-wide severance if effected, would cost approximately $3.5 million.

        We anticipate that our existing financial resources and expected revenues from collaborations, should be sufficient to meet our anticipated operating and capital requirements into the first quarter of 2003. We expect to incur substantial additional costs, including, costs related to:

  •
  our research, drug discovery and development programs;

  •
  preclinical studies of our products, if developed;

  •
  prosecuting and enforcing patent claims;

  •
  general administrative and legal fees; and

  •
  manufacturing and marketing of our products, if any.

        We will need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by selling more stock, your ownership share in us will be diluted. We may grant future investors rights superior to those of the securities that you are purchasing. In addition, we do not know if additional funding will be available or on acceptable terms when needed.

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

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 7, 2002, we announced that we reached an agreement to settle a shareholder class action lawsuit. The suit, which was filed in the United States District Court for the District of Colorado in December of 1999, involved trading in RPI's common stock on a single day in 1999. Our liability insurance policy will cover the full amount of the proposed settlement. The settlement is subject to final court approval.

ITEM 5. OTHER INFORMATION

        Nasdaq Notice.    On September 17, 2002, we received a notice from Nasdaq that for the last 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion in the Nasdaq National Market. Nasdaq has provided us with 90 calendar days, until December 16, 2002, to regain compliance with this requirement by achieving a closing bid price of at lease $1.00 for a minimum of ten consecutive trading days. If we are unable to demonstrate compliance with the requirement on or before December 16, 2002, Nasdaq will provide us with written notification that our common stock will be delisted from the National Market, which we may appeal at that time.

        If our common stock is delisted from the Nasdaq National Market, we would be forced to list our common stock on the Nasdaq SmallCap Market, the OTC Bulletin Board, or some other quotation medium, depending upon our ability to meet the specific listing requirements of those quotation systems. Stock trading on the SmallCap Market and the OTC Bulletin Board is typically less liquid and usually involves larger variations between the bid and ask price. Therefore, a delisting from the National Market could result in a decline in the trading market for and your ability to sell our common stock. In addition, the $1.00 per share minimum bid price requirement also applies to stock trading on the SmallCap Market, though we may be eligible for an additional 180-day grace period. Nonetheless, even if we are permitted to transfer our listing to the SmallCap Market, we cannot assure you that we will be able to correct our minimum bid price deficiency and maintain such listing.

        If we are delisted from the Nasdaq Stock Market altogether, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future. In addition, delisting from the Nasdaq Stock Market might negatively impact our reputation and, as a consequence, our business.

        Related Party Transaction.    We have reached an agreement with Jeremy Curnock Cook, our Chairman of the Board, whereby we will utilize his consulting firm, Bioscience Management, plc, for strategic planning. During this quarter, we paid Bioscience Management $49,000 for services provided. Mr. Cook will no longer be considered an independent director and therefore we will need to find an additional director to serve on our board who is considered independent.

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
  (b)
  Reports on Form 8-K

        On August 14, 2002, we announced our second quarter results and the realignment of our business strategy. A press release including the second quarter results, as well as a discussion of the company's strategy was attached as an Exhibit to the 8-K. In addition, as another exhibit, we filed a revised discussion of our business together with associated risk factors.

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

RIBOZYME PHARMACEUTICALS, INC.
Dated:	November 14, 2002	/s/ HOWARD W. ROBIN Howard W. Robin President and Chief Executive Officer
Dated:	November 14, 2002	/s/ MARVIN TANCER Marvin Tancer Vice President of Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Howard Robin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Ribozyme Pharmaceuticals;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ HOWARD W. ROBIN President and Chief Executive Officer

I, Marvin Tancer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Ribozyme Pharmaceuticals;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MARVIN TANCER Vice President of Operations and Chief Financial Officer

We, Howard W. Robin and Marvin Tancer, Chief Executive and Chief Financial officers, respectively, of Ribozyme Pharmaceuticals, Incorporated (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.
The quarterly report on Form 10-Q of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, we have executed this Certification this 14th day of November, 2002.

/s/ HOWARD W. ROBIN Howard W. Robin President and Chief Executive Officer
/s/ MARVIN TANCER Marvin Tancer Vice President of Operations and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Restated Bylaws (2)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997(6)
4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares (3)
4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock (4)
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