Form 10-K/A
period 2001-12-31
RIBOZYME PHARMACEUTICALS INC
filed 2003-02-11
CIK 892112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 2003, was approximately $4,408,420.

As of January 31, 2003, the registrant had 20,285,356 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant’s definitive Proxy Statement which will be filed on or before April 30, 2002 with the Securities and Exchange Commission in connection with Registrant’s annual meeting of stockholders to be held on May 24, 2002 is incorporated by reference into Part III of this Report.

Explanatory Note

Ribozyme Pharmaceuticals, Inc. files this amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2001 to restate its financial statements in order to classify its Series A convertible exchangeable preferred stock and related accreted preferred stock dividends outside of permanent equity. Ribozyme Pharmaceuticals, Inc. filed its original Form 10-K for the year ended December 31, 2001 on April 1, 2002. Unless otherwise indicated, all information given is as of December 31, 2001.

ANGIOZYME™, HEPTAZYME™, HERZYME™ and HepBzyme™ are trademarks of Ribozyme Pharmaceuticals, Inc.

BUSINESS

Forward-looking Statements

Statements in this 10-K/A, which are not strictly historical are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These uncertainties, which include, but are not limited to, the following: ability to obtain adequate financing in the future; business abilities and judgment of personnel; availability of qualified personnel; general economic and business conditions; ability to obtain rights to technology; ability to obtain and enforce patents; ability to develop oligonucleotides in adequate amounts for our collaborations and clinical trials; ability to commercialize and manufacture products; ability to obtain and retain collaborators; results of clinical studies; results of research and development activities; competition; technological advances; changes in, or failure to comply with, governmental regulations; and the like, are set forth in the section titled “Risk Factors” as an exhibit in our Current Report on Form 8-K which was filed with the U.S. Securities and Exchange Commission on August 15, 2002, a copy of which is available from us upon request. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

We use ribozymes for target discovery and validation to help companies in the life science industry identify genes that cause or contribute to human disease. In 1998, we decided to focus on the therapeutic potential of ribozymes and transferred our target discovery and validation technology to a privately owned German company, Atugen, in exchange for a significant equity interest in Atugen. Currently, we own a 31.6% interest in Atugen.

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

HEPTAZYME

Our anti-HCV ribozyme, HEPTAZYME, is being developed to treat Hepatitis C, a viral disease of the liver. There are approximately 3.9 million infected individuals who have been infected in the United States and over 170 million worldwide. Of the 3.9 million individuals who have been infected in the United States, 70% have chronic Hepatitis C and are potential candidates for treatment. Each year in the United States, Hepatitis C infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. It is one of the most common blood borne infections in the United States and has been identified as a “silent epidemic” and “a daunting challenge to public health” by the United States Congress.

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

In January 2000, we formed a joint venture with Elan. We licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals. The MEDIPAD® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home over two days with a single MEDIPAD® device, thus avoiding hospitalization, intravenous delivery and doctor visits. Medizyme paid a license fee of $15.0 million to Elan for the use of its MEDIPAD® drug delivery technology.

We contributed $12.0 million in initial funding to Medizyme in exchange for 80.1% of Medizyme’s capital stock. Our capital contribution to Medizyme was funded by our sale to Elan of 12,015 shares of our Series A convertible, exchangeable preferred stock for $12.0 million in January 2000. The Series A preferred stock has a dividend rate of 6.0%, which is paid solely by the issuance of additional shares of Series A preferred stock. Between October 2002 and May 2003, Elan has the right to exchange our Series A preferred stock for 30.1% of the capital stock of Medizyme owned by us. However, if Elan does not exchange the Series A preferred stock for Medizyme stock before May 7, 2003, the exchange right will terminate. At any time after October 7, 2002 and prior to January 2006, Elan may convert our Series A preferred stock and accreted preferred stock dividends at a fixed price into shares of our common stock, at which time the exchange right would terminate. As of December 31, 2001, the Series A preferred stock was convertible into 1,125,567 shares of our common stock.

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

Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities may require post-marketing reporting to monitor the side effects of the drug. Results of post marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval of such changes will be required to be submitted to the FDA or other regulatory authority.

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
Year Ended December 31, 1999,
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

	Year Ended December 31,
	(In Thousands)
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenues
Collaborative agreements	$3,318	$8,302	$5,797	$8,963	$1,976
Collaborative agreements-joint venture	3,960	6,052	—	—	—
Collaborative agreements-related parties	1,030	1,191	1,867	—	—

Total revenues	8,308	15,545	7,664	8,963	1,976
Expenses
Research and development	56,689	21,721	15,395	16,941	15,170
General and administrative	4,512	3,723	2,132	1,813	1,886

Total operating expenses	61,201	25,444	17,527	18,754	17,056

Operating loss	(52,893)	(9,899)	(9,863)	(9,791)	(15,080)
Other income (expense):
Interest income	2,165	3,196	614	634	795
Interest expense	(820)	(151)	(552)	(704)	(844)
Other income	51	4	—	25	7
Equity in loss of unconsolidated affiliates	(8,341)	(9,032)	(860)	(1,082)	—

Total other income (expense)	(6,945)	(5,983)	(798)	(1,127)	(42)

Net loss	(59,838)	(15,882)	(10,661)	(10,918)	(15,122)
Accretion of dividends on preferred stock	775	716	—	—	—

Net loss applicable to common stock	$(60,613)	$(16,598)	$(10,661)	$10,918	$15,122

Net loss per share (basic and diluted)	$(3.59)	$(1.15)	$(1.05)	$(1.22)	$(2.04)
Shares used in computing net loss per share (basic and diluted)	16,883	14,390	10,158	8,978	7,420
Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$34,995	$64,475	$14,000	$6,512	$16,102
Working capital	31,908	65,002	14,086	4,467	13,238
Total assets	52,023	83,897	25,092	19,224	24,850
Capital lease obligations and long-term debt, current portion	169	—	200	498	2,078
Capital lease obligations and long-term debt, net of current portion	12,591	3,757	6,811	4,545	2,752
Series A preferred stock and accreted dividends (restated) (1)	13,507	12,731	—	—	—
Accumulated deficit	(159,803)	(99,965)	(84,083)	(73,422)	(62,505)
Total stockholders’ equity (restated) (1)	20,398	63,263	14,881	11,034	18,870

(1) Stockholders’ equity for 2001 and 2000 has been restated to classify the Series A convertible exchangeable Preferred Stock and related accreted preferred stock dividends outside of permanent equity. See Note 1 of the Notes to our Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K/A. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of factors we identify in the section titled “Risk Factors” as an exhibit in our Current Report on Form 8-K which was filed with the U.S. Securities and Exchange Commission on August 15, 2002, a copy of which is available from us upon request. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

Restatement of Financial Information

The balance sheets and statements of redeemable preferred stock and stockholders’ equity as of December 31, 2001 and 2000 have been restated to present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98). We issued the Series A Preferred Stock in January 2000 in connection with the formation of Medizyme, our joint venture with Elan Corporation, plc. Shares of the Series A Preferred Stock are exchangeable for a portion of our investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity by $12,015,000 for the Series A Preferred Stock and related accreted preferred stock dividends (2001-$1,491,802; 2000-$716,456) for the periods presented and to reflect these amounts outside of permanent equity. See Note 5 of the Notes to Financial Statements, Redeemable Preferred Stock and Stockholders’ Equity, Series A Preferred Stock.

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

Expenses. Research and development expenses increased to $56.7 million for the year ended December 31, 2001, compared to $21.7 million for the corresponding period in 2000. The increase of $35.0 million for the year ended December 31, 2001 compared to the same period in 2000 was primarily due to $29.4 million of expense, net of reimbursements, related to expansion of third party manufacturing capacity and to third party manufacturing costs for ANGIOZYME and HEPTAZYME to support our current and planned clinical trials. In addition, clinical and pre-clinical trial expenses increased $3.5 million to $5.8 million in 2001, compared to $2.2 million in 2000. Also, increased staffing to accommodate clinical trials and support for research resulted in an increase in personnel expense of $2.6 million. We expect research and development expenses, including pre-clinical studies, clinical trials and manufacturing expenses, to continue to increase as we expand our development programs for ANGIOZYME, HEPTAZYME and HERZYME.

General and administrative expenses increased $800,000 to $4.5 million the period ended December 31, 2001, compared to $3.7 million for the corresponding period in 2000. The increase in 2001 is the result of increased staffing and related expenses necessary to manage and support our expanding product and business development efforts. We expect general and administrative expenses to continue to increase as a result of increasing legal and other professional fees in connection with the overall scale-up of our operations, business development efforts and patent protection.

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

Expenses. Research and development expenses increased $6.3 million to $21.7 million in 2000 from $15.4 million in 1999. The increase is due to the cost of manufacturing, preclinical and clinical activities to support our drugs in clinical trials. Research and development expenses consist primarily of:

•	clinical and preclinical supplies and related costs;

•	salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel;

•	consultants;

•	supplies;

•	occupancy costs; and

•	depreciation for laboratory equipment and facilities.

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

At Elan’s option, the Series A Preferred Stock is convertible into our common stock or may be exchanged for a 30.1% interest in Medizyme. In July 2001, the EITF issued Topic No. D-98 “Classification and Measurement of Redeemable Securities”. Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control. The exchange feature of our Series A Preferred Stock makes the stock and related dividends subject to reclassification outside of permanent equity under Topic No. D-98. According to the joint venture agreement, Elan can exchange the Series A Preferred Stock for a 30.1% interest in Medizyme during a seven month period from October 2002 through May 2003. Accordingly, we are restating and classifying our Series A Preferred Stock in the amount of $12,015,000 and related accreted preferred stock dividends (2001-$1,491,802; 2000-$716,456) outside of Stockholders’ Equity. If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors, executive officers and key employees of Ribozyme Pharmaceuticals are as follows:

Name	Age	Position
Howard W. Robin (1)	49	Chief Executive Officer, President and Director
Marvin Tancer	51	Chief Financial Officer and Vice President of Operations
Nassim Usman, Ph.D	42	Chief Scientific Officer and Vice President of Research and Development
Lawrence Blatt	40	Vice President of Research
Lawrence E. Bullock	46	Vice President of Finance and Administration and Secretary
Alene A. Campbell	45	Vice President of Corporate Development
Francine E. Wincott, Ph.D.	38	Senior Director of Manufacturing Operations
Ralph E. Christoffersen, Ph.D. (1)	64	Chairman of the Board
David T. Morgenthaler (1) (2)	82	Director
Jeremy L. Curnock Cook (1) (2) (3)	52	Director
John Groom (2)	63	Director
Samuel R. Saks, M.D.(3)	47	Director
Anders P. Wiklund (2) (3)	61	Director

(1)	Member of the Executive Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee

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

4.5	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated February 18, 2000(23)

4.6	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated May 1, 2000(23)

4.7	Amendment to the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock and Series B Preferred Stock of Ribozyme Pharmaceuticals(23)

10.1	Form of Indemnity Agreement entered into between Ribozyme Pharmaceuticals and its directors and officers, with related schedule(1)

10.2	Ribozyme Pharmaceuticals’ Incentive Stock Option Plan, including form of Incentive Stock Option Agreement(1)

10.3	Ribozyme Pharmaceuticals’ Non-Qualified Stock Option Plan, including form of Non-Qualified Stock Option Agreement(1)

10.4	Ribozyme Pharmaceuticals’ 1996 Stock Option Plan, including forms of Incentive Stock Option Nonstatutory Stock Option Agreements(1)

10.5	Ribozyme Pharmaceuticals’ 1996 Stock Employee Stock Purchase Plan (1)

10.6	Employment Agreement dated January 1, 1997 between Ribozyme Pharmaceuticals and Ralph E. Christoffersen(5)

10.7	Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated December 23, 1992(1)

10.8	Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated September 23, 1994(1)

10.9	Warrant Purchase Agreement dated March 15, 1995, between Ribozyme Pharmaceuticals and Hambrecht & Quist Guaranty Finance(1)

10.10	Warrant to Purchase Common Stock dated March 15, 1995, issued to Hambrecht & Quist Guaranty Finance(1)

10.11	Warrant to Purchase Common Stock dated February 22, 1993, issued to LINC Scientific Leasing(1)

10.12	Warrant to Purchase Common Stock dated July 30, 1993, issued to Douglas E. Olson(1)

10.13	Warrant to Purchase Common Stock dated July 30, 1993, issued to Richard J. Warburg and Ruth P. Warburg(1)

10.14	Warrant to Purchase Common Stock dated December 28, 1994, issued to Competitive Technologies, Inc.(1)

10.15	Warrant to Purchase Common Stock dated December 29, 1995, issued to Silicon Valley Bank(1)

10.16	Warrant to Purchase Common Stock dated July 26, 1996, issued to Silicon Valley Bank(1)

10.17	Warrant to Purchase Common Stock dated April 17, 1996, issued to Chiron Corporation(1)

10.18	Collaborative Research, Development and Commercialization Agreement dated July 15, 1994, between Ribozyme Pharmaceuticals and Chiron Corporation(1)

10.19	Research Collaboration and Licensing Agreement dated November 1, 1995, between Ribozyme Pharmaceuticals and Pharmacia Biotech, AB(1)

10.20	Research and Development Collaboration Agreement dated April 19, 1993, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner— Lambert Company(1)

10.21	First Amendment to the Research and Development Collaboration Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.22	Second Amendment to the Research and Development Collaboration Agreement dated February 8, 1996, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.23	Financing Agreement dated March 16, 1995, among Wilderness Place Holdings L.L.C., Hambrecht & Quist Guaranty Finance, L.P. and Ribozyme Pharmaceuticals(1)

10.24	Negotiable Promissory Note dated October 7, 1992, between Ribozyme Pharmaceuticals and Ralph Christoffersen and Addendum dated June 25, 1993(1)

10.25	Employment Agreement dated January 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)

10.26	Promissory Note dated February 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)

10.27	Lease for Real Property dated May 20, 1992, between Aero-Tech Investments and Ribozyme Pharmaceuticals(1)

10.28	Non-Disturbance and Attornment Agreement dated March 31, 1995, among General American Life Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C. and Ribozyme Pharmaceuticals(1)

10.29	Master Lease Agreement dated September 2, 1992, between Ribozyme Pharmaceuticals and LINC Scientific Leasing(1)

10.30	Loan and Security Agreement dated February 28, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)

10.31	Loan Modification Agreement dated December 21, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)

10.32	Loan and Security Agreement dated December 29, 1995, between Ribozyme Pharmaceuticals and Silicon Valley Bank and MMC/GATX Partnership No. 1(1)

10.33	Warrant to Purchase Common Stock dated December 29, 1995, issued to MMC/GATX Partnership No. 1(1)

10.34	Agreement dated February 29, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation relating to research and development funding(1)

10.35

Amendments to original Employment Agreements between Ribozyme Pharmaceuticals and Ralph E. Christoffersen, Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22, 1996, and December 15, 1996(3)

10.36	Promissory Note dated June 4, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(3)

10.37	Amendment to Lease for Real Property dated March 13, 1997, between Aero— Tech Investments and Ribozyme Pharmaceuticals(3)

10.38	Employment Agreement dated May 2, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(2)

10.39	Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function dated May 13, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation(2)

10.40

Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals, University Research Corporation, University of Colorado and United States Biochemical Corporation(3.5)*

10.41	Amended and Restated Sublicense Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3.5)*

10.42	Amended and Restated License Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and Competitive Technologies, Incorporated(3.5)*

10.43	Memorandum of Understanding dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco(1)

10.44	Stock Subscription Agreement dated September 1996 between Ribozyme Pharmaceuticals and University of Research Corporation(3.5)*

10.45	Stock Subscription Agreement dated November 20, 1996, between Ribozyme Pharmaceuticals and United States Biochemical Corporation(3.5)*

10.46	Assignment of License and Restated License Agreement dated November 20, 1996, among Ribozyme Pharmaceuticals, United States Biochemical Corporation and Competitive Technologies(3.5)*

10.49	License Agreement dated February 14, 1997, between Ribozyme Pharmaceuticals and IntelliGene, Ltd.(3.5)*

10.50	Subscription Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)

10.51	Stock Purchase Agreement dated June 28, 1995, among Ribozyme Pharmaceuticals and investors(1)

10.52	Agreement dated March 1, 1996, between Ribozyme Pharmaceuticals and DowElanco Corporation relating to the conversion of preferred stock(1)

10.53	Stock Subscription Agreement dated October 30, 1995, between Ribozyme Pharmaceuticals and Gewestelijke Investeringsmaatschappij voor Vlaanderon n.v.(1)

10.54	Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997(4)*

10.55	Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft(4)*

10.56	Employment Agreement dated February 27, 1997, between Ribozyme Pharmaceuticals and Alene Holzman(5)

10.57	Employment Agreement dated July 5, 1997, between Ribozyme Pharmaceuticals and Thomas Rossing(5)

10.58	Executive Bonus Plan dated March 27, 1998(6)

10.59	Research, Collaboration and License Agreement dated May 19, 1998, between Ribozyme Pharmaceuticals and Roche Bioscience, a division of Syntex (U.S.A.) Inc.(7)*

10.60	Employment Agreement dated September 8, 1998, between Ribozyme Pharmaceuticals and Nassim Usman(8)

10.61	Participation Agreement dated August 31, 1998, as amended, and related documents between Ribozyme Pharmaceuticals and Atugen Biotechnology GmbH(9)*

10.62	Research Collaboration and License Agreement dated March 17, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company* (10.6)

10.63	Stock Purchase Agreement dated April 30, 1999, between Ribozyme Pharmaceuticals and Eli Lilly and Company (10.5)

10.64	Employment Agreement dated May 10, 1999 between Ribozyme Pharmaceuticals and Dr. Wayne Cowens (10.7)

10.65	Securities Purchase Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Elan Corporation, plc (11)

10.66	License Agreement dated January 7, 2000 among Elan Pharmaceutical Technologies (a division of Elan Corporation, plc), Elan Pharma International Limited and Medizyme Pharmaceuticals, Ltd. (11)*

10.67	Warrant dated January 7, 2000, issued to Elan International Services, Ltd. to purchase up to 200,000 shares of Ribozyme Pharmaceuticals’ common stock (11)

10.68	Warrant dated January 7, 2000 issued to Elan International Services Ltd. to purchase up to 300,000 shares of Ribozyme Pharmaceuticals’ common stock (11)

10.69	Convertible Promissory Note dated January 7, 2000, from Ribozyme Pharmaceuticals to Elan International Services, Ltd. (11)

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

10.72	License Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals and Medizyme Pharmaceuticals, Ltd. (11)*

10.73	Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd. (11)

10.74	Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd. (11)

10.75	Agreement dated January 31, 2000, between Ribozyme Pharmaceuticals and Avecia Limited (11)*

10.76	Employment Agreement dated July 6, 2000 between Ribozyme Pharmaceuticals and Dr. Nassim Usman (12)

10.77	Employment Agreement dated July 6, 2000, between Ribozyme Pharmaceuticals and Dr. Lawrence Blatt (12)

10.78	Repurchase of Ribozyme Product agreement dated September 28, 2000 between Ribozyme Pharmaceuticals and Eli Lilly and Company (13)*

10.79	Common Stock Purchase Agreement dated December 29, 2000 by and between Ribozyme Pharmaceuticals, Inc. and Acqua Wellington North America Equities Fund, Ltd. (15)

10.80	Employment Agreement dated January 4, 2001 between Ribozyme Pharmaceuticals and Howard Robin (16)

10.81	Warrant to Purchase Shares of Common Stock between the Company and Heidrick & Struggles dated January 4, 2001(17)

10.82	Amendment to Chiron Corporation—Ribozyme Pharmaceuticals, Inc. Collaborative Research, Development and Commercialization Agreement dated March 20, 2001(17)

10.83	Employment Agreement dated May 29, 2001 between Marvin Tancer and the Company(18)

10.84	Amendment to Employment Agreement dated April 30, 2001 between Lawrence Blatt and the Company(18)

10.85	Amendment to Employment Agreement dated April 30, 2001 between Lawrence E. Bullock and the Company(18)

10.86	Amendment to Employment Agreement dated April 30, 2001 between Ralph E. Christoffersen and the Company(18)

10.87	Amendment to Employment Agreement dated April 30, 2001 between J. Wayne Cowens and the Company(18)

10.88	Amendment to Employment Agreement dated April 30, 2001 between Alene A. Holzman and the Company(18)

10.89	Amendment to Employment Agreement dated April 30, 2001 between Nassim Usman and the Company(18)

10.90	Amendment to Employment Agreement dated April 30, 2001 between Fran Wincott and the Company(18)

10.91	Amendment to Employment Agreement dated June 18, 2001 between Howard W. Robin and the Company(19)

10.92	Amendment to Employment Agreement dated July 1, 2001 between Ralph E. Christoffersen and the Company(19)

10.93	Amendment to Employment Agreement dated July 15, 2001 between Marvin Tancer and the Company(19)

10.94	Securities Purchase Agreement dated December 21, 2001 by and between Ribozyme Pharmaceuticals and Elan International Services, Ltd.(20)

10.95	Warrant Agreement dated November 28, 2001 by and between Ribozyme Pharmaceuticals and ABN AMRO Incorporated(21)

10.96	Form of Warrant to purchase Common Stock dated November 28, 2001 issued to selected institutional investors(22)

23.1	Consent of Ernst & Young LLP, Independent Auditors(23)

*	Ribozyme Pharmaceuticals has applied for and received confidential treatment with respect to portions of these exhibits.

(1)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement, File No. 333-1908-D.

(2)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-QSB for the quarter ended June 30, 1996.

(3)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB and amendment for the year ended December 31, 1996.

(3.5)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB/A for the year ended December 31, 1996.

(4)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated June 12, 1997.

(5)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement, File No. 333-34981.

(6)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB for the year ended December 31, 1997.

(7)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q/A for the quarter ended June 30, 1998.

(8)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended September 30, 1998.

(9)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K/A dated June 16, 1999.
(10)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement and amendments, File No. 333-75079.
(10.5)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement, Amendment No. 3, File No. 333-75079.

(10.6)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement, Amendment No. 5, File No. 333-75079.

(10.7)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement, Amendment No. 7, File No. 333-75079.

(11)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated February 8, 2000.

(12)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended June 30, 2000.

(13)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated October 10, 2000.

(14)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated December 5, 2000.

(15)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated January 5, 2001.

(16)	Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-K for the year ended December 31, 2000.

(17)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended March 31, 2001.

(18)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended June 30, 2001.

(19)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-Q for the quarter ended September 30, 2001.

(20)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated January 16, 2002.

(21)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated February 25, 2002.

(22)	Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated December 11, 2001.

(23)	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Boulder, Colorado, on February 10, 2003.

RIBOZYME PHARMACEUTICALS, INC.

By:	/s/ HOWARD W. ROBIN
Howard W. Robin Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer and President (Principal Executive Officer) and Director	February 10, 2003

/s/ MARVIN TANCER Marvin Tancer	Chief Financial Officer, Vice President of Operations (Principal Financial and Accounting Officer)	February 10, 2003

/s/ JEREMY C. COOK Jeremy C. Cook	Chairman of the Board of Directors	February 10, 2003

/s/ JOHN GROOM John Groom	Director	February 10, 2003

/s/ SAMUEL R. SAKS Samuel R. Saks, M.D.	Director	February 10, 2003

/s/ ANDERS WIKLUND Anders Wiklund	Director	February 10, 2003

CERTIFICATIONS

I, Howard Robin, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Ribozyme Pharmaceuticals;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Howard W. Robin
President and Chief Executive Officer

I, Marvin Tancer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Ribozyme Pharmaceuticals;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Marvin Tancer
Vice President of Operations and Chief Financial Officer

I, Howard W. Robin, Chief Executive Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The annual report on Form 10-K/A of the Company for the period ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 10th day of February, 2003.

/s/ Howard W. Robin
Howard W. Robin President and Chief Executive Officer

I, Marvin Tancer, Chief Financial Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

3.	The annual report on Form 10-K/A of the Company for the period ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.	The information contained in such Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 10th day of February, 2003.

/s/ Marvin Tancer
Marvin Tancer Vice President of Operations and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Ribozyme Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc., as of December 31, 2001 and 2000, and the related statements of operations, redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the Company has restated its balance sheets as of December 31, 2001 and 2000 and its statements of redeemable preferred stock and stockholders’ equity for each of the two years in the period ended December 31, 2001.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2002, except

for Note 1 under the caption

Restatement of Financial

Information and Note 5 under

the caption Series A Preferred

Stock, as to which the

date is February 10, 2003

RIBOZYME PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31
	2001	2000
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$23,497,986	$32,170,518
Securities available-for-sale	11,497,084	32,304,162
Accounts receivable	711,470	1,278,161
Accounts receivable—joint venture	491,194	1,972,788
Accounts receivable—related parties	340,533	344,934
Notes receivable—related parties	324,000	101,437
Prepaid expenses and other	173,466	176,186

Total current assets	37,035,733	68,348,186
Property, plant, and equipment:
Machinery and equipment	9,368,007	7,867,836
Leasehold improvements	4,799,381	3,913,222
Office furniture and equipment	2,001,064	1,859,389

	16,168,452	13,640,447
Accumulated depreciation	(11,580,139)	(10,074,081)

	4,588,313	3,566,366
Notes receivable—related parties	541,000	214,750
Deferred patent costs, net of accumulated amortization (2001–$772,157; 2000–$574,288)	5,544,614	4,858,036
Investment in joint venture	3,577,340	6,373,545
Other assets	736,208	536,110

Total assets	$52,023,208	$83,896,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$2,100,144	$1,085,197
Accrued wages	810,922	214,003
Accrued liabilities	1,647,253	1,646,810
Deferred revenue, current portion—related parties	400,000	400,000
Current portion of long-term debt	169,117	—

Total current liabilities	5,127,436	3,346,010
Deferred revenue, long-term portion—related parties	400,010	800,006
Long term debt	474,018	—
Convertible debt—joint venture	8,896,658	2,743,213
Convertible debt—related parties	3,220,000	1,013,333
Commitments and contingencies
Preferred stock, $.01 par value; 5,000,000 shares authorized;
Series A convertible exchangeable preferred stock, 12,015 shares issued and outstanding at December 31, 2001 and 2000, respectively (preference in liquidation of $12,015,000)	12,015,000	12,015,000
Accreted preferred stock dividends	1,491,802	716,456
Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 20,012,608 and 16,261,477 shares issued and outstanding at December 31, 2001 and 2000, respectively	200,126	162,615
Additional paid-in capital	179,989,655	163,084,889
Accumulated deficit	(159,802,790)	(99,964,629)
Unrealized gain (loss) on securities available-for-sale	11,293	(5,424)
Deferred compensation	—	(14,476)

Total stockholders’ equity	20,398,284	63,262,975

Total liabilities and stockholders’ equity	$52,023,208	$83,896,993

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

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Restated)

	Convertible Exchangeable Preferred Stock		Accreted Preferred Stock Dividends	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Unrealized Loss on Securities	Deferred Compensation	Total
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	$—	$—	9,181,455	$91,815	—	$—	$84,434,213	$(73,422,491)	$—	$(69,149)	$11,034,388
Issuance of common stock for cash—public offering, net of issuance costs of $976,588	—	—	—	1,800,000	18,000	—	—	5,305,412	—	—	—	5,323,412
Issuance of preferred stock for cash	—	—	—	—	—	5	—	7,500,000	—	—	—	7,500,000
Issuance of common stock and warrants in exchange for patents	—	—	—	160,000	1,600	—	—	1,039,140	—	—	—	1,040,740
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	—	—	—	121,797	1,218	—	—	575,981	—	—	—	577,199
Expense for repricing warrants	—	—	—	—	—	—	—	42,222	—	—	—	42,222
Compensation for issuance of common stock and options	—	—	—	—	—	—	—	(2,868)	—	—	28,531	25,663
Net loss	—	—	—	—	—	—	—	—	(10,660,581)	—	—	(10,660,581)
Change in unrealized loss on securities	—	—	—	—	—	—	—	—	—	(2,399)	—	(2,399)

Comprehensive loss												(10,662,980)

Balance at December 31, 1999	—	—	—	11,263,252	112,633	5	—	98,894,100	(84,083,072)	(2,399)	(40,618)	14,880,644
Issuance of common stock for cash—public offering, net of issuance costs of $3,886,887	—	—	—	3,150,000	31,500	—	—	52,841,653	—	—	—	52,873,153
Issuance of common stock for cash—Elan Corporation, plc net of issuance costs of $38,547			—	641,026	6,410	—	—	4,954,099	—	—	—	4,960,509
Issuance of preferred stock for cash	12,015	12,015,000	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash—Eli Lilly & Company	—	—	—	252,632	2,526	—	—	2,997,474	—	—	—	3,000,000
Conversion of convertible preferred stock for common shares	—	—	—	636,640	6,366	(5)	—	(6,366)	—	—	—	—
Conversion of convertible debt for common shares	—	—	—	42,435	424	—	—	996,781	—	—	—	997,205
Issuance of common stock upon the exercise of warrants	—	—	—	20,250	203	—	—	(203)	—	—	—	—
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	—	—	—	255,242	2,553	—	—	1,394,358	—	—	—	1,396,911
Expense for vesting of performance stock options	—	—	—	—	—	—	—	1,732,198	—	—	—	1,732,198
Compensation for issuance of common stock options	—	—	—	—	—	—	—	(2,749)	—	—	26,142	23,393
Preferred stock dividends accreted	—	—	716,456	—	—	—	—	(716,456)	—	—	—	(716,456)
Net loss	—	—	—	—	—	—	—	—	(15,881,557)	—	—	(15,881,557)
Change in unrealized loss on securities	—	—	—	—	—	—	—	—	—	(3,025)	—	(3,025)

Comprehensive loss												(15,884,582)

Balance at December 31, 2000	12,015	12,015,000	716,456	16,261,477	162,615	—	—	163,084,889	(99,964,629)	(5,424)	(14,476)	63,262,975
Issuance of common stock and warrants for cash—public offering, net of issuance costs of $931,604	—	—	—	2,261,905	22,619	—	—	8,545,777	—	—	—	8,568,396
Issuance of common stock and warrants for cash—Elan Corporation, net of issuance costs of $61,105	—	—	—	1,250,500	12,505	—	—	7,926,390	—	—	—	7,938,895
Issuance of common stock in exchange for product rights—Chiron Corporation	—	—	—	38,920	389	—	—	274,611	—	—	—	275,000
Issuance of common stock under stock option and employee stock purchase plan	—	—	—	128,364	1,284	—	—	446,616	—	—	—	447.900
Issuance of common stock under 401(k) plan	—	—	—	71,442	714	—	—	288,804	—	—	—	289,518
Issuance of warrants in exchange for professional services	—	—	—	—	—	—	—	197,914	—	—	—	197,914
Compensation for issuance of common stock options	—	—	—	—	—	—	—	—	—	—	14,476	14,476
Preferred stock dividends accreted	—	—	775,346	—	—	—	—	(775,346)	—	—	—	(775,346)
Net loss	—	—	—	—	—	—	—	—	(59,838,161)	—	—	(59,838,161)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	16,717	—	16,717

Comprehensive loss												(59,821,444)

Balance at December 31, 2001	12,015	$12,015,000	$1,491,802	20,012,608	$200,126	—	$—	$179,989,655	$(159,802,790)	$11,293	$—	$20,398,284

See accompanying notes.

4

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2001	2000	1999
Operating activities
Net loss	$(59,838,161)	$(15,881,557)	$(10,660,581)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,756,186	1,626,197	1,544,142
Amortization	197,869	194,730	108,230
Equity in loss of unconsolidated affiliates	8,340,899	9,031,805	860,216
Write-off of deferred patent costs.	—	—	50,232
Compensation related to common stock and options	303,994	1,975,189	223,337
Compensation for forgiveness of notes receivable—related parties	201,187	136,466	102,466
Stock issued in exchange for product rights	275,000	—	—
Expense related to issuance of warrants	197,914	—	—
Expense related to warrant repricing	—	—	42,222
Revenue recognized for stock received in licensing agreement	(205,443)	—	—
Gain on disposal of equipment	(50,950)	—	—
Accrued interest included in convertible debt—related parties	819,576	141,864	465,925
Recognition of deferred revenue—related parties	(399,996)	(399,995)	(399,999)
Changes in operating assets and liabilities:
Accounts receivable	2,052,686	(1,565,990)	1,868,688
Prepaid expenses and other	2,720	(58,518)	(32,902)
Other assets	5,345	(79,519)	3,924
Accounts payable—trade	1,014,947	110,888	223,795
Accrued wages and liabilities	597,362	1,234,660	230,010

Net cash used by operating activities	(44,728,865)	(3,533,780)	(5,370,295)
Investing activities
Additions to property, plant, and equipment	(2,822,972)	(1,388,657)	(1,125,854)
Proceeds from the disposition of property, plant and equipment	95,788	—	—
Additions to deferred patent costs	(884,445)	(821,461)	(415,254)
Purchase of Innovir patents	—	—	(28,200)
Net sales (purchases) of securities available-for-sale	20,823,794	(28,056,928)	(4,252,657)
Initial investment in unconsolidated affiliate	—	(12,015,000)	—
Additional investment in joint venture	(5,544,694)	(3,390,350)	—
Loan repayments—related parties	988,148	—	33,000
Loan advances—related parties	(1,738,148)	—	(307,187)

Net cash provided (used) by investing activities	10,917,471	(45,672,396)	(6,096,152)
Financing activities
Net proceeds from issuance of common and preferred stock and exercised warrants	16,955,191	74,025,976	13,202,936
Payments under loan facilities	—	(7,100,455)	(498,179)
Borrowings under loan facilities	8,183,671	4,701,351	2,000,000

Net cash provided by financing activities	25,138,862	71,626,872	14,704,757

Net increase (decrease) in cash and cash equivalents	(8,672,532)	22,420,696	3,238,310
Cash and cash equivalents at beginning of year	32,170,518	9,749,822	6,511,512

Cash and cash equivalents at end of year	$23,497,986	$32,170,518	$9,749,822

Non-cash activity
Preferred stock dividends accreted	775,346	716,456	—

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

Restatement of Financial Information

The accompanying balance sheets and statements of redeemable preferred stock and stockholders’ equity as of December 31, 2001 and 2000 have been restated to present the Company’s Series A convertible exchangeable preferred stock (“Series A Preferred Stock”) and related accreted preferred stock dividends, outside of permanent stockholders’ equity, as a result of the application of Emerging Issues Task Force (EITF) Topic No. D-98, Classification and Measurement of Redeemable Securities. The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation (Elan). Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity for the periods presented by $12,015,000 for the Series A Preferred Stock and the related accreted preferred stock dividends of $1,491,802 and $716,456 at December 31, 2001 and 2000, respectively.

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

In July 2001, the EITF issued EITF Topic No. D-98, Classification and Measurement of Redeemable Securities. Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The application of Topic D-98 required classification of the Company’s Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity.

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

5. Redeemable Preferred Stock and Stockholders’ Equity

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan to fund its 80.1% share of the initial capitalization of Medizyme (see Note 7). At Elan’s option, the Series A Preferred Stock is convertible into the Company’s common stock or may be exchanged for a 30.1% interest in Medizyme. Because of this exchange feature, the Company has classified for the periods presented $12,015,000 of its Series A Preferred Stock and related preferred stock dividends of $1,491,802 and $716,456 at December 31, 2001 and 2000, respectively, outside of permanent equity in accordance with EITF Topic No. D-98, Classification of and Measurement of Redeemable Securities. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003. Subsequent to May 2003 and if the exchange right expires unexercised, the Series A Preferred Stock will be reclassified to permanent equity.

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

Changes in stock options for the years ended December 31, 2001, 2000 and 1999 were as follows:

	Options	Exercise Price
Outstanding at December 31, 1998	1,347,572	$.45—$12.78
Options granted	598,759	$4.13—$11.31
Options exercised/canceled	(213,891)	$.45—$12.78

Outstanding at December 31, 1999	1,732,440	$.45—$12.78
Options granted	619,510	$9.13—$58.75
Options exercised/cancelled	(276,037)	$.45—$58.75

Outstanding at December 31, 2000	2,075,913	$.45—$31.25
Options granted	1,034,800	$4.00—$10.50
Options exercised/cancelled	(246,960)	$.45—$28.88

Outstanding at December 31, 2001	2,863,753	$.45—$31.25

The weighted average exercise price of options outstanding at December 31, 2001, 2000 and 1999 was $8.44, $8.83 and $6.52, respectively.

Stock options vest as follows:

Options
Currently exercisable	1,025,468
2002	585,244
2003	534,695
2004	420,715
2005	296,031
2006 and thereafter	1,600

Total	2,863,753

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.45–$ 2.70	63,895	3.61	$ 2.39	63,895	$ 2.39
$ 3.00–$ 3.00	500,129	6.71	3.00	345,844	3.00
$ 3.60–$ 4.41	429,877	9.72	4.03	12,497	3.69
$ 4.44–$ 5.63	422,788	7.15	5.45	266,248	5.47
$ 5.75–$ 8.38	460,126	8.56	8.09	129,024	7.99
$ 8.44–$11.50	628,958	8.92	10.42	86,717	11.29
$11.88–$31.25	357,980	8.63	22.89	121,243	22.69

$ 0.45–$31.25	2,863,753	8.18	$ 8.44	1,025,468	$ 7.27

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

6. Unconsolidated German Affiliate – Atugen

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

As a result of Medizyme’s initial capitalization, the Company owns 80.1% of the outstanding capital stock of Medizyme and Elan owns 19.9%. However, Elan can exchange, at its option, all of its shares of the Company’s Series A Preferred Stock for 30.1% of RPI’s interest in Medizyme. After such redemption, Elan would own 50% of the then outstanding capital stock of Medizyme. Elan also has the option of converting its shares of the Company’s Series A Preferred Stock and any related accreted preferred stock dividends into shares of RPI’s common stock at a fixed price. As of December 31, 2001, the Series A Preferred Stock and accreted dividends were convertible into 1,125,567 shares of the Company’s common stock.

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

NOTES TO FINANCIAL STATEMENTS—Continued

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

NOTES TO FINANCIAL STATEMENTS—Continued

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

NOTES TO FINANCIAL STATEMENTS—Continued

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