Form 10-Q/A
period 2002-03-31
RIBOZYME PHARMACEUTICALS INC
filed 2003-02-11
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Registrant’s telephone number: (303) 449-6500

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 31, 2003 was 20,285,356.

Explanatory Note

Ribozyme Pharmaceuticals, Inc. files this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 to restate its financial statements in order to classify its Series A convertible exchangeable preferred stock and related accreted preferred stock dividends outside of permanent equity. Ribozyme Pharmaceuticals, Inc. filed its original Form 10-Q for the quarter ended March 31, 2002 on May 15, 2002. Unless otherwise indicated, all information given is as of March 31, 2002.

RIBOZYME PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited, restated)	(restated)
ASSETS
Current assets
Cash and cash equivalents	$28,747,716	$23,497,986
Securities available-for-sale	—	11,497,084
Accounts receivable	568,625	711,470
Accounts receivable-joint venture	1,040,143	491,194
Accounts receivable-related parties	144,348	340,533
Prepaid expenses and other current assets	315,150	497,466

Total current assets	30,815,982	37,035,733

Property, plant and equipment, net	4,815,228	4,588,313

Notes receivable-related parties	606,000	541,000
Deferred patent costs, net	5,652,096	5,544,614
Investment in joint venture	2,121,864	3,577,340
Other assets	736,208	736,208

Total assets	$44,747,378	$52,023,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable-trade	$2,598,649	$2,100,144
Accrued expenses	2,156,146	2,458,175
Deferred revenue, current portion	566,667	—
Deferred revenue, current portion-related parties	400,000	400,000
Current portion of long-term debt	169,117	169,117

Total current liabilities	5,890,579	5,127,436

Deferred revenue, long-term portion	84,375	—
Deferred revenue, long-term portion-related parties	300,011	400,010
Long term debt	433,198	474,018
Convertible debt-joint venture	9,158,757	8,896,658
Convertible debt	3,280,000	3,220,000

Preferred stock	12,015,000	12,015,000
Accreted preferred stock dividend	1,694,717	1,491,802

Stockholders’ equity
Common stock	200,168	200,126
Additional paid-in capital	179,788,026	179,989,655
Unrealized gain on securities available-for-sale	—	11,293
Accumulated deficit	(168,097,453)	(159,802,790)

Total stockholders’ equity	11,890,741	20,398,284

Total liabilities and stockholders’ equity	$44,747,378	$52,023,208

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

Restatement of Financial Information

The balance sheets as of March 31, 2002 and December 31, 2001 have been restated to present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. The Company issued the Series A Preferred Stock in January 2000 in connection with the formation of its joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation, plc. Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity for the periods presented and to reflect the Series A Preferred Stock and related accreted stock dividends outside of permanent equity. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003. If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.

Note 2: Medizyme

In January 2000, the Company formed a joint venture with Elan Corporation (Elan) for the development and commercialization of HERZYME™, the Company’s product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. We filed an IND for HERZYME in Canada in February 2001, which was approved in April 2001.

Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. Estimated funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan has provided the Company with a $12.0 million credit facility on a draw-down basis for the Company to use, if desired, to fund the Company’s portion of Medizyme operating costs over a 42-month period. The debt carries a 12% rate and may ultimately be converted into the Company’s common stock at a 50% premium to the average price of the common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights”, therefore the Company accounts for its investment in Medizyme under the equity method of accounting. During the three-month period ended March 31, 2002, the Company recognized $426,000 in contract revenues for research and development activities performed for Medizyme. This amount is included in the Company’s revenues as “Collaborative agreements-joint venture” for the three month period ended March 31, 2002.

The unaudited results of operations of Medizyme for the three-month period ended March 31, 2002 are as follows (in thousands):

Revenue	$—

Research and development	581
License fee	1,250

Net loss	$(1,831)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

Statements in this 10-Q/A, which are not strictly historical are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These uncertainties, which include, but are not limited to, the following: ability to obtain adequate financing in the future; business abilities and judgment of personnel; availability of qualified personnel; general economic and business conditions; ability to obtain rights to technology; ability to obtain and enforce patents; ability to develop oligonucleotides in adequate amounts for our collaborations and clinical trials; ability to commercialize and manufacture products; ability to obtain and retain collaborators; results of clinical studies; results of research and development activities; competition; technological advances; changes in, or failure to comply with, governmental regulations; and the like, are set forth in the section titled “Risk Factors” as an exhibit in our Current Report on Form 8-K which was filed with the U.S. Securities and Exchange Commission on August 15, 2002, a copy of which is available from us upon request. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

In 1998, we invested $2.0 million and transferred our gene identification and target validation technology to Atugen AG, a German privately-owned biotechnology company. While we own a majority of common stock outstanding in Atugen, similar to the above discussion on “participating rights”, minority investors of Atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in Atugen under the equity method. In 1999, we completely expensed our investment in Atugen. We currently own 31.6% of Atugen and will record our share of any future profits.

Restatement of Financial Information

The balance sheets as of March 31, 2002 and December 31, 2001 have been restated to present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. The Company issued the Series A Preferred Stock in January 2000 in connection with the formation of its joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation, plc. Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity for the periods presented and to reflect the Series A Preferred Stock and related accreted stock dividends outside of permanent equity. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003. If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.

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

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was $1.5 million for the three month period ending March 31, 2002, compared to $2.6 million for the corresponding period in 2001. The expense is our 80.1% share of Medizyme’s first quarter expenses. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The decrease in the losses recognized for the quarter ended March 31, 2002 are due to the decreases in Medizyme’s expenses related to the development of HERZYME. The decrease for the quarter is the result of the transition of HERZYME from research to clinical trials. Medizyme’s 2002 expenses include $1.25 million amortized expense for the quarter for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $549,000 we invoiced as of March 31, 2002 for research we conducted and clinical trial expenses we incurred with HERZYME.

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

In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Exchangeable Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. As of December 31, 2001, the Series A preferred stock and accrued stock dividends were convertible into 1,125,567 shares of our common stock. Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan has made available to us a $12.0 million credit facility to fund our portion of Medizyme operating costs over a 42-month period. At the end of March 2002, we utilized the credit facility and had borrowed $8.2 million. The note carries an interest rate of 12% compounded on a semi-annual basis. Elan may convert this debt into shares of our Series B Convertible Preferred Stock at any time. In lieu of conversion, principal and interest payments on the note are deferred until the note matures in 2006. At March 31, 2002, the outstanding borrowings would be convertible into 663,115 shares of our common stock. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 30, 2002, we issued a press release on the Phase II clinical trials status for ANGIOZYME, and HEPTAZYME, and the Phase I clinical trial for HERZYME. The press release was attached to our Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002, as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Restated Bylaws (2)

3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997 (6)

4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares (3)

4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock (4)

4.4

Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (5)

4.5	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated February 18, 2000 (6)

4.6	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated May 1, 2000 (6)

4.7	Amendment to the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock and Series B Preferred Stock of Ribozyme Pharmaceuticals (6)

99.1	Press release dated April 30, 2002 issued by the Company updating the status of clinical trials*

(b)	Reports on Form 8-K

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

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and amendments, File No. 333-75079.
(4)	Incorporated by reference from the Company’s Form 8-K dated February 8, 2000.
(5)	Incorporated by reference from the Company’s Form 8-K dated December 5, 2000.
(6)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001.
*	Previously filed on the Company’s Form 10-Q for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIBOZYME PHARMACEUTICALS, INC.

Dated:	February 10, 2003	By:	/S/ HOWARD W. ROBIN
Howard W. Robin Chief Executive Officer and President

Dated:	February 10, 2003	By:	/S/ MARVIN TANCER
Marvin Tancer Chief Financial Officer and Vice President of Operations (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Howard Robin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Ribozyme Pharmaceuticals;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/S/ HOWARD W. ROBIN
President and Chief Executive Officer

I, Marvin Tancer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Ribozyme Pharmaceuticals;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/S/ MARVIN TANCER
Vice President of Operations and Chief Financial Officer

I, Howard W. Robin, Chief Executive Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q/A of the Company for the period ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 10th day of February, 2003.

/S/ HOWARD W. ROBIN
Howard W. Robin President and Chief Executive Officer

I, Marvin Tancer, Chief Financial Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

3.	The quarterly report on Form 10-Q/A of the Company for the period ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.	The information contained in such Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 10th day of February, 2003.

/S/ MARVIN TANCER
Marvin Tancer Vice President of Operations and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Restated Bylaws (2)

3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Ribozyme Pharmaceuticals dated September 15, 1997 (6)

4.2	Certificate of Designation, Preferences and Rights of Series L Preferred Shares (3)

4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock (4)

4.4

Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc., and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (5)

4.5	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated February 18, 2000 (6)

4.6	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated May 1, 2000 (6)

4.7	Amendment to the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock and Series B Preferred Stock of Ribozyme Pharmaceuticals (6)

99.1	Press release dated April 30, 2002 issued by the Company updating the status of clinical trials.*

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, file no. 333-34981, dated September 5, 1997.
(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, file no. 333-1908-D, dated April 11, 1996.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and amendments, File No. 333-75079.
(4)	Incorporated by reference from the Company’s Form 8-K dated February 8, 2000.
(5)	Incorporated by reference from the Company’s Form 8-K dated December 5, 2000.
(6)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001.
*	Previously filed on the Company’s Form 10-Q for the quarter ended March 31, 2002.