Form 10-Q/A
period 2002-06-30
RIBOZYME PHARMACEUTICALS INC
filed 2003-02-11
CIK 892112

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

Explanatory Note

Ribozyme Pharmaceuticals, Inc. files this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 to restate its financial statements in order to classify its Series A convertible exchangeable preferred stock and related accreted preferred stock dividends outside of permanent equity. Ribozyme Pharmaceuticals, Inc. filed its original Form 10-Q for the quarter ended June 30, 2002 on August 14, 2002. Unless otherwise indicated, all information given is as of June 30, 2002.

RIBOZYME PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited, restated)	(restated)
ASSETS
Current assets
Cash and cash equivalents	$15,119,517	$23,497,986
Securities available-for-sale	6,733,728	11,497,084
Accounts receivable	744,168	711,470
Accounts receivable-joint venture	310,026	491,194
Accounts receivable-related parties	211,369	340,533
Prepaid expenses and other current assets	1,203,987	497,466

Total current assets	24,322,795	37,035,733

Property, plant and equipment, net	4,979,069	4,588,313

Notes receivable-related parties	634,000	541,000
Deferred patent costs, net	5,986,545	5,544,614
Investment in joint venture	1,661,854	3,577,340
Other assets	751,208	736,208

Total assets	$38,335,471	$52,023,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable-trade	$1,055,207	$2,100,144
Accrued expenses	4,260,380	2,458,175
Deferred revenue, current portion	429,168	—
Deferred revenue, current portion-related parties	400,000	400,000
Current portion of long-term debt	451,118	169,117

Total current liabilities	6,595,873	5,127,436

Deferred revenue, long-term portion-related parties	200,012	400,010
Long term debt	1,300,778	474,018
Convertible debt-joint venture	—	8,896,658
Convertible debt	3,340,000	3,220,000

Preferred stock	12,015,000	12,015,000
Accreted preferred stock dividend	2,426,559	1,491,802

Stockholders’ equity
Preferred stock	99	—
Accreted preferred stock dividend	98,567	—
Common stock	201,618	200,126
Additional paid-in capital	189,505,888	179,989,655
Unrealized gain on securities available-for-sale	5,869	11,293
Accumulated deficit	(177,354,792)	(159,802,790)

Total stockholders’ equity	12,457,249	20,398,284

Total liabilities and stockholders’ equity	$38,335,471	$52,023,208

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

Restatement of Financial Information

The balance sheets as of June 30, 2002 and December 31, 2001 have been restated to present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. The Company issued the Series A Preferred Stock in January 2000 in connection with the formation of its joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation, plc. Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity for the periods presented and to reflect the Series A Preferred Stock and related accreted stock dividends outside of permanent equity. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003. If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.

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

Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. Estimated funding for Medizyme will require approximately $15.0 million in additional operating and development costs and, therefore, Elan provided the Company with a $12.0 million credit facility on a draw-down basis for the Company to use to fund the Company’s portion of Medizyme operating costs over a 42-month period. The credit facility has a 12% interest rate and the outstanding balance, including interest, as of the end of May 2002 of $9.9 million was converted into 9,905 shares of the Company’s

Series B Convertible Preferred Stock in June 2002. The Series B Preferred Stock has a nominal value of $1,000 per share, will accrue dividends at an annual rate of 12%, and is ultimately convertible into the Company’s common stock at a 50% premium to the average price of the common stock for the 60 trading days prior to the time of the applicable draw down on the credit facility.

While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights”, therefore the Company accounts for its investment in Medizyme under the equity method of accounting. During the three and six-month periods ended June 30, 2002, the Company recognized $425,000 and $851,000, respectively, in contract revenues for research and development activities performed for Medizyme. These amounts are included in the Company’s revenues as “Collaborative agreements-joint venture” for the three and six-month periods ended June 30, 2002.

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

We are developing a new class of therapeutics based on engineered RNA that are designed to disrupt intracellular production and replication of disease-inducing proteins and viruses. Our expertise in nucleic acid technology, which has been developed over a ten-year period and is backed by broad patent protection, is focused on ribozymes and RNA interference, or RNAi. A ribozyme is a chain of nucleotides that has binding sequences along with a catalytic core capable of cleaving a specific RNA molecule, including mRNA and viral RNA. mRNA and viral RNA are essential to the synthesis of proteins or viral replication responsible for disease. Ribozymes act as “molecular scissors” by cutting

RNA molecules into two ineffective strands, thereby preventing undesirable protein production or viral replication. RNAi technology involves using a double-stranded sequence of RNA capable of reducing the expression of mRNA and viral RNA in a sequence-specific manner. For simplicity, we refer to the double-stranded RNA molecule facilitating this process as RNAi. RNAi induces the destruction of target RNA using a cell’s own protein machinery. We expect our RNA technologies to be applicable in a broad range of therapies, because many diseases result from undesirable protein production or viral replication.

RNA-based therapeutics have potentially significant advantages over traditional approaches to treating diseases, including broad therapeutic application, therapeutic precision and target RNA destruction.

We are developing drugs that address significant and unmet medical needs. We are in clinical development for the following three product candidates:

•	ANGIOZYME, which we are developing in collaboration with Chiron Corporation, to treat solid tumor cancers. We plan to continue our ANGIOZYME clinical program in patients with metastatic colorectal cancer and will complete our preliminary analysis of 12-week data in the fourth quarter of 2002 and our preliminary analysis of 24-week data in the first quarter of 2003.

•	HEPTAZYME, which we are developing to treat chronic hepatitis C. We have stopped our Phase II trial and pursuing a next generation ribozyme to treat hepatitis C that we believe will prove to be more efficacious then our first-generation drug.

•	HERZYME, which we are developing in collaboration with Elan Corporation plc and its affiliates, to treat breast and other solid tumor cancers. We expect to complete Phase I clinical trials by year-end.

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

In 1998, we invested $2.0 million and transferred our gene identification and target validation technology to atugen AG, a German privately-owned biotechnology company. Upon formation in 1998, we owned a majority of common stock outstanding in atugen; however, similar to the above discussion on “participating rights”, minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we completely expensed our investment in atugen. We currently own 31.6% of atugen and will record our share of any future profits.

Restatement of Financial Information

The balance sheets as of June 30, 2002 and December 31, 2001 have been restated to present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. The Company issued the Series A Preferred Stock in January 2000 in connection with the formation of its joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation, plc. Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity for the periods presented and to reflect the Series A Preferred Stock and related accreted stock dividends outside of permanent equity. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003. If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.

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

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was $1.6 million and $3.0 million for the three and six-month periods ending June 30, 2002, respectively, compared to $2.1 million and $4.7 million for the corresponding periods in 2001. The expense is our 80.1% share of Medizyme’s losses for the corresponding periods. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The decrease in the losses recognized for the quarter and year to date period ended June 30, 2002 are due to the decreases in Medizyme’s expenses related to the development of HERZYME. The decrease is the result of the transition of HERZYME from research to clinical trials. Medizyme’s 2002 year to date expenses include $2.5 million amortized expense for payment of a $15.0 million license fee paid to Elan in January 2000, as well as $1.0 million we invoiced Medizyme as of June 30, 2002 for research we conducted and clinical trial expenses we incurred with HERZYME.

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

In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Exchangeable Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. As of June 30, 2002 the Series A preferred stock and accrued stock dividends were convertible into approximately 1.2 million shares of our common stock. Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. We have estimated that the development of HERZYME will require additional funds of up to $15 million and, therefore, Elan made available to us a $12.0 million credit facility to fund our portion of Medizyme operating costs over a 42-month period. At the end of June 2002, we had utilized the credit facility and had borrowed $9.3 million. The note carried an interest rate of 12% compounded on a semi-annual basis. Elan converted this debt and accrued interest into shares of our Series B Convertible Preferred Stock in June 2002. At June 30,

2002, the Series B Convertible Preferred Stock, which will accrue dividends at a annual rate of 12%, is convertible into approximately 979,000 shares of our common stock. In aggregate, at June 30, 2002, all of our outstanding preferred stock with Elan is convertible into 2.1 million shares of our common stock. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

In mid-2002, Elan announced that it would limit the focus of its clinical programs. Elan’s announced clinical programs do not include cancer programs. We have not received any notice from Elan concerning our collaboration arrangement; however, based solely on Elan’s public statements, we believe that, following completion of our Phase I study later this year, it is unlikely that Elan will continue to support HERZYME development. We do not intend to pursue development of HERZYME without a new corporate partner. Our ability to attract a new corporate partner will depend principally on the success of our Phase I study.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2002 we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1.	The election of five directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

Director	For	Against
Jeremy Curnock Cook	17,009,032	856,201
John Groom	17,108,882	756,351
Howard Robin	17,011,732	853,501
Samual Saks	17,120,132	745,101
Anders P. Wiklund	17,108,282	756,951

2.	To approve an increase in the number of shares subject to options which may be granted under the Company’s 2001 Stock Option Plan by 2,000,000 from 1,000,000 to 3,000,000.

Votes For	5,979,747
Votes Against	2,023,154
Votes Abstained	72,484

3.	To ratify the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2002.

Votes For	17,708,972
Votes Against	79,560
Votes Abstained	76,701

At our Annual Meeting of Shareholders, the following resolution was proposed for discussion and was put to a vote:

To approve the completion by the Company of one or more private placements of equity securities at a discount to the then prevailing market price, which may result in the issuance of 20% or more of the Company’s outstanding shares.

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

RIBOZYME PHARMACEUTICALS, INC.

Dated:	February 10, 2003	/S/ HOWARD W. ROBIN
Howard W. Robin President and Chief Executive Officer

Dated:	February 10, 2003	/S/ MARVIN TANCER
Marvin Tancer Vice President of Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Howard Robin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Ribozyme Pharmaceuticals;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 10, 2003

/s/ MARVIN TANCER
Vice President of Operations and Chief Financial Officer

I, Howard W. Robin, Chief Executive Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q/A of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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

IN WITNESS WHEREOF, I have executed this Certification this 10th day of February, 2003.

/s/ HOWARD W. ROBIN
Howard W. Robin President and Chief Executive Officer

I, Marvin Tancer, Chief Financial Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

3.	The quarterly report on Form 10-Q/A of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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