Form 10-Q/A
period 2002-09-30
RIBOZYME PHARMACEUTICALS INC
filed 2003-02-11
CIK 892112

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

RIBOZYME PHARMACEUTICALS, INC.

Explanatory Note

Ribozyme Pharmaceuticals, Inc. files this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002 to restate its financial statements in order to classify its Series A convertible exchangeable preferred stock and related accreted preferred stock dividends outside of permanent equity. Ribozyme Pharmaceuticals, Inc. filed its original Form 10-Q for the quarter ended September 30, 2002 on November 14, 2002. Unless otherwise indicated, all information given is as of September 30, 2002.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

RIBOZYME PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited, restated)	(restated)
ASSETS
Current assets
Cash and cash equivalents	$8,147,384	$23,497,986
Securities available-for-sale	7,245,868	11,497,084
Accounts receivable	747,413	711,470
Accounts receivable-joint venture	584,413	491,194
Accounts receivable-related parties	124,478	340,533
Prepaid expenses and other current assets	1,255,234	497,466

Total current assets	18,104,790	37,035,733

Property, plant and equipment, net	4,825,560	4,588,313

Notes receivable-related parties	746,500	541,000
Deferred patent costs, net	5,609,476	5,544,614
Investment in joint venture	320,039	3,577,340
Other assets	752,567	736,208

Total assets	$30,358,932	$52,023,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable-trade	$1,063,108	$2,100,144
Accrued expenses	2,686,582	2,458,175
Deferred revenue, current portion	978,127	—
Deferred revenue, current portion-related parties	400,000	400,000
Current portion of long-term debt	468,872	169,117

Total current liabilities	5,596,689	5,127,436

Deferred revenue, long-term portion-related parties	100,013	400,010
Long-term debt	1,179,450	474,018
Convertible debt-joint venture	—	8,896,658
Convertible debt	3,400,000	3,220,000

Preferred stock	12,015,000	12,015,000
Accreted preferred stock dividend	2,635,562	1,491,802

Stockholders’ equity
Preferred stock	99	—
Accreted preferred stock dividend	410,062	—
Common stock	201,618	200,126
Additional paid-in capital	188,983,390	179,989,655
Unrealized gain on securities available-for-sale	4,668	11,293
Accumulated deficit	(184,167,619)	(159,802,790)

Total stockholders’ equity	5,432,218	20,398,284

Total liabilities and stockholders’ equity	$30,358,932	$52,023,208

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

Restatement of Financial Information

The balance sheets as of September 30, 2002 and December 31, 2001 have been restated to present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. The Company issued the Series A Preferred Stock in January 2000 in connection with the formation of its joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation, plc. Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity for the periods presented and to reflect the Series A Preferred Stock and related accreted stock dividends outside of permanent equity. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003. If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.

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

While the Company owns 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights”, therefore, the Company accounts for its investment in Medizyme under the equity method of accounting. During the three and nine-month periods ended September 30, 2002, the Company recognized $183,000 and $1.0 million, respectively, in contract revenues for research and development activities performed for Medizyme. These amounts are included in the Company’s revenues as “Collaborative agreements-joint venture” for the three and nine-month periods ended September 30, 2002.

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

In 1998, we invested $2.0 million and transferred our gene identification and target validation technology to atugen AG, a German privately-owned biotechnology company. Upon formation in 1998, we owned a majority of common stock outstanding in atugen; however, similar to the above discussion on Medizyme about “participating rights”, minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we completely expensed our investment in atugen. We currently own 31.6% of atugen and will record our share of any future profits.

Restatement of Financial Information

The balance sheets as of September 30, 2002 and December 31, 2001 have been restated to present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. The Company issued the Series A Preferred Stock in January 2000 in connection with the formation of its joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation, plc. Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in Medizyme. The effect of this restatement is to reduce total stockholders’ equity for the periods presented and to reflect the Series A Preferred Stock and related accreted stock dividends outside of permanent equity. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003. If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.

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

Collectively, collaborative revenues decreased to $1.3 million and $4.5 million for the three and nine months ended September 30, 2002, respectively, from $2.0 million and $6.5 million for the corresponding periods in 2001. This decrease is due primarily to lower research revenues associated with Medizyme, our joint venture on the development of HERZYME with Elan, and with ANGIOZYME, our collaboration with Chiron. As HERZYME and ANGIOZYME move forward in clinical trials, less time is required of our researchers and more third-party expenses are incurred. Reimbursements from our collaborators for third-party expenses are credited against expenses and not recognized as revenue. Medizyme revenues were $183,000 and $1.0 million for the three and nine months ended September 30,

2002, compared to $818,000 and $3.2 million, respectively, for the same periods in 2001. In addition, Chiron revenues decreased to $446,000 and $1.9 million for the three and nine months ended September 30, 2002 compared to $890,000 and $2.2 million, respectively, for the corresponding periods in 2001. However, revenue from other sources increased for the same period. During the first quarter 2002, we signed an agreement with Fujirebio, a Japanese diagnostic company, for the use of allosteric ribozymes that resulted in revenues of $176,000 and $472,000 for the three and nine month period ended September 30, 2002, respectively. In addition, for the quarter and nine months ending September 30, 2002, we recognized $396,000 and $621,000 in revenues, respectively, from Geron for our process development and manufacturing scale-up for Geron’s anti-cancer GRN163 drug. However, we expect that our research revenues will continue to decrease, along with a reduction in related ANGIOZYME and HERZYME activities, while revenues related to our diagnostic collaborations and our nucleic acid technology expertise may increase.

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

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was $1.3 million and $4.4 million for the three and nine-month periods ending September 30, 2002, respectively, compared to $1.9 million and $6.7 million for the corresponding periods in 2001. The expense is our 80.1% share of Medizyme’s losses for the corresponding periods. While we own 80.1% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method. The decrease in the losses recognized for the quarter and year to date period ended September 30, 2002 are due to the decreases in Medizyme’s expenses related to the development of HERZYME. The decrease is the result of the transition of HERZYME from research to clinical trials. Medizyme’s 2002 year to date expenses include $3.75 million amortized expense for a $15.0 million license fee paid to Elan in January 2000, as well as $1.3 million we invoiced Medizyme as of September 30, 2002 for research we conducted and clinical trial expenses we incurred with HERZYME.

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

In January 2000, we completed a joint venture with Elan for the development and commercialization of HERZYME, our potential product to treat breast and other cancers. In accordance with the collaboration, we sold to Elan our Series A Convertible Exchangeable Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme. As of September 30, 2002 the Series A preferred stock and accrued stock dividends were convertible into approximately 1.2 million shares of our common stock. Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million. In addition, Elan purchased 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price. In January 2000, we estimated that the development of HERZYME would require additional funds of up to $15 million and, therefore, Elan made available to us a $12.0 million credit facility, which was convertible into Series B Convertible Preferred Stock, to fund our portion of Medizyme operating costs over a 42-

month period. At the end of September 2002, we had utilized the credit facility and had borrowed $9.3 million. The note carried an interest rate of 12% compounded on a semi-annual basis. Elan converted this debt and accrued interest into shares of our Series B Convertible Preferred Stock in June 2002. In October 2002, we completed a draw-down of an additional $597,000 against the credit facility, which we will record as preferred shares issuable under equity on our balance sheet. We have approximately $2.0 million remaining under the credit facility. At September 30, 2002, the Series B Convertible Preferred Stock, which accrues dividends at a annual rate of 12%, is convertible into approximately 1.0 million shares of our common stock. In aggregate, at September 30, 2002, all of our outstanding preferred stock and accreted dividends with Elan are convertible into 2.2 million shares of our common stock. As of September 30, 2002, the Series A and B Preferred Stock have liquidation preferences of $14.1 million and $10.8 million, respectively. In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

In mid-2002, Elan announced that it would limit the focus of its clinical programs. Elan’s announced clinical programs do not include cancer programs. While we have not received formal notice from Elan concerning our collaboration arrangement, based on Elan’s public statements, we believe that following completion of our Phase I study later this year, it is unlikely that Elan will continue to support HERZYME development. We do not intend to pursue development of HERZYME without a new corporate partner.

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

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 7, 2002, we announced that we reached an agreement to settle a shareholder class action lawsuit. The suit, which was filed in the United States District Court for the District of Colorado in December of 1999, involved trading in RPI’s common stock on a single day in 1999. Our liability insurance policy will cover the full amount of the proposed settlement. The settlement is subject to final court approval.

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

On August 14, 2002, we announced our second quarter results and the realignment of our business strategy. A press release including the second quarter results, as well as a discussion of the company’s strategy was attached as an Exhibit to the 8-K. In addition, as another exhibit, we filed a revised discussion of our business together with associated risk factors.

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

Date: February 10, 2003

/s/ MARVIN TANCER
Vice President of Operations and Chief Financial Officer

I, Howard W. Robin, Chief Executive Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q/A of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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

IN WITNESS WHEREOF, I have executed this Certification this 10th day of February, 2003.

/s/ HOWARD W. ROBIN
Howard W. Robin President and Chief Executive Officer

I, Marvin Tancer, Chief Financial Officer of Ribozyme Pharmaceuticals, Incorporated (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

3.	The quarterly report on Form 10-Q/A of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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