Form 10-K
period 2002-12-31
RIBOZYME PHARMACEUTICALS INC
filed 2003-03-28
CIK 892112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 2003, was approximately $6,700,798.

As of March 25, 2003, the registrant had 20,285,356 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement which will be filed on or before April 30, 2003 with the Securities and Exchange Commission in connection with Registrant’s annual meeting of stockholders to be held on or about May 22, 2003 is incorporated by reference into Part III (Items 10,11,12, and 13) of this Report.

Explanatory Note

ANGIOZYME™, HEPTAZYME™, HERZYME™ and HepBzyme™ are trademarks of Ribozyme Pharmaceuticals, Inc.

BUSINESS

Forward-Looking Statements

Statements in this Form 10-K, which are not strictly historical are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These uncertainties include, but are not limited to, the following: general economic and business conditions; ability to obtain adequate financing in the future; ability to obtain and enforce patents; ability to obtain rights to technology; ability to develop, manufacture and commercialize products; ability to obtain and retain collaborators; changes in, or failure to comply with, governmental regulations; results of clinical studies; results of research and development activities; technological advances; competition; availability of qualified personnel; business abilities and judgment of personnel; and the like, are set forth in the section titled “Risk Factors” herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

An Overview of Our Company

Ribozyme Pharmaceuticals, Inc. is a leader in the field of nucleic acid technology. We are using our proprietary technology and our expertise in molecular engineering to develop a new class of nucleic acid based therapeutics based on ribonucleic acid (RNA) interference (RNAi). We plan to continue as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized in specific sequences) for our use and for use by our collaborators and customers to generate revenue for the purpose of supporting our therapeutic discovery operations.

Since inception in 1992, we have dedicated ourselves to engineering RNA-based molecules. Until recently, we focused on developing ribozyme-based therapeutics and diagnostics. As a result, we advanced three product candidates into clinical development. We continue to have a joint development program with Chiron Corporation (Chiron) for one of these products, ANGIOZYME. We have exclusive rights to  over 180 issued or allowed patents relating to nucleic acid technology. Our expertise in nucleic acid technology enables us to now focus on the development of a new type of nucleic acid based therapeutic based on RNA interference. We have redirected our research to RNAi because we believe it will have the best prospects for commercial success. We are using our expertise to design, stabilize, manufacture and deliver small interfering nucleic acids (siNAs) that facilitate the process of RNAi. We believe siNA-based drugs will become important therapeutics in the future.

We Are Developing a New Class of RNAi-Based Therapeutics

RNAi Background

RNAi technology generally uses a double-stranded sequence of nucleic acid, such as RNA, capable of reducing the expression of mRNA and viral RNA in a sequence-specific manner. For simplicity, we refer to the double-stranded RNA molecule facilitating this process as a small interfering nucleic acid or siNA. The process of reducing the expression of a mRNA or viral RNA is called RNA interference or RNAi. The process of RNAi is a mechanism used by cells in the body to regulate the expression of genes and replication of viruses. The RNAi mechanism induces the destruction of target RNA using a naturally occurring cellular protein machinery.

RNAi has become the focus of multiple scientific publications over the past year. Harnessing the natural phenomenon of RNAi holds potential for the development of a brand new class of drugs with unrivalled specificity toward a wide range of different diseases resulting from undesirable protein production or viral replication. Although using RNAi to target gene expression is exciting, the development of RNAi-based pharmaceuticals for therapeutic uses to target disease currently is in an early stage of development.

To date, one of the major limitations of RNAi has been the instability of unmodified siNAs. Unmodified siNA breaks down rapidly in the body, thereby restricting the duration of its potential therapeutic activity. Effective drugs need to be resistant to breaking down in the human body and cells to ensure a sustained therapeutic response. Over the past 10 years, we have developed chemical and pharmacological expertise and a portfolio of patents in the area of nucleic acid research. This capability allows informed design and rapid synthesis of chemically modified and stabilized siNA derivatives that retain all the properties required for recognizing their target but also have increased resistance to degradation. Recently, RPI has shown in cell culture that it can use its stabilized siNAs to reduce the expression of several genes without affecting expression of other genes. Our chemically modified and stabilized siNAs are stable in human serum for several days in serum stability assays. This is in contrast to unmodified siNAs that have human serum stability of no more than a few minutes. We have made stabilized siNAs against a number of targets and successfully tested them in cell culture, and in some cases, with animal experiments. These targets were selected to cover the therapeutic fields of oncology, metabolic, inflammatory, central nervous system, renal and infectious diseases. Finally, we have filed for patent protection of our siNAs against these targets. We believe this provides us with a competitive advantage in developing RNAi-based therapeutics.

RNAi Has Potentially Significant Advantages Over Traditional Drugs

RNAi-based therapeutics have potentially significant advantages over traditional approaches to treating diseases, including the following:

•                                  Broad Therapeutic Application. All diseases for which an abnormal gene function can be identified as a cause or as an essential contributing factor are potentially treatable with RNAi-based drugs.

•                                  Therapeutic Precision. Side effects associated with traditional drugs may be reduced or avoided by using RNAi-based drugs designed to destroy only disease associated and targeted RNA.

•                                  Target RNA Destruction. Compared to most drugs that only temporarily prevent targeted gene function, RNAi-based drugs should destroy the target RNA and stop the associated undesirable protein production required for disease progression.

We are Developing Drugs that Address Significant and Unmet Medical Needs

•                                  ANGIOZYME: ANGIOZYME is a ribozyme-based product we are developing in collaboration with Chiron  to treat solid tumor cancers.  We will present the results of a Phase II metastatic colorectal trial as an abstract at the American Society of Clinical Oncology (ASCO) for presentation at its annual meeting in Chicago in May 2003.

•                                  Hepatitis C Virus (HCV): We are developing chemically stabilized siNAs that target the HCV viral RNA to treat HCV infection. This program is in the lead identification phase of development.

•                                  Macular Degeneration: We are developing chemically stabilized siNAs that target the Vascular Endothelial Growth Factor (VEGF) pathway to treat macular degeneration. This program is in the lead identification phase of development.

•                                  We are also developing HERZYME in collaboration with Elan Corporation plc and its affiliates (Elan) to treat breast and other solid tumor cancers. A Phase I clinical trial has been completed and we will present the clinical trial data at the American Association for Cancer Research (AACR) meeting in Toronto in April 2003.  Elan has indicated publicly that they do not intend to pursue further development of oncology products.  We do not intend to pursue independent development of HERZYME.

Our Business Strategy

Our strategy is to use our nucleic acid technology expertise and patent position to create value by:

•                                  Developing stabilized siNA molecules for therapeutic applications in several disease areas.

•                                  Leveraging our nucleic acid expertise through licensing, process development and pilot manufacturing. We believe that we have established one of the leading nucleic acid chemistry groups that can provide medicinal chemistry, process development and manufacturing to others in need of this expertise. We believe that we will be able to capitalize on our continuing investment in nucleic acid technology by entering into licensing, process development and pilot manufacturing arrangements with collaborators to generate revenues, while retaining this capability for our own drug development.

•                                  Maintaining and expanding our patent portfolio and proprietary technology. Currently, we own, or have exclusive licenses to, over 180 issued or allowed patents worldwide and have more than 200 patent applications pending worldwide. We aggressively pursue patent protection to maintain worldwide rights to control the development, manufacture and sale of ribozyme and RNAi-based therapeutics.

•                                  Spinning off or selling our diagnostic technology. We have demonstrated proof-of-principle for the use of allosteric ribozymes for both diagnostic protein and nucleic acid detection. We have decided not to develop further our diagnostic technology internally and, therefore, we intend to spin-off or sell this technology.

•                                  Entering into partnerships with other pharmaceutical or biotechnology companies to develop RNAi-based therapeutics.

Gene Expression and Human Disease

The undesirable production of certain proteins (gene expression) directly causes many human diseases. The abnormality may be due to a defective gene, the over- or under-production of a protein by a “normal” gene, or the expression of genes from viruses or bacteria. This abnormal protein production may have direct effects on cells within the body or may initiate a series of events involving other proteins, thereby producing disease. Gene expression by viruses or bacteria causes replication and growth of infectious agents.

Protein production generally involves two steps. First, the information from the DNA sequence of the gene is “transcribed” to messenger RNA (mRNA). The second step involves “translation” of the mRNA and its information into a protein. The process by which genetic information is “expressed” in the form of a protein is highly selective; production of a particular protein generally requires its own specific DNA sequence that leads to a corresponding mRNA sequence. Being able to identify any abnormal production of protein is an important tool in diagnosing human disease. Blocking a gene’s expression using RNAi once a protein has been identified is a promising therapeutic approach.

Our Nucleic Acid Technology

Our approach to drug discovery and development begins by either identifying a gene in humans causing or contributing to disease or identifying an essential gene in a disease-causing infectious agent. We analyze the nucleotide sequence of the mRNA corresponding to the target gene and create a complementary siNA nucleotide sequence. We then synthesize the siNA using our proprietary processes.

Initially, we test the effectiveness of the siNA in cell culture and, if possible, in animal models. If the siNA reduces or stops production of the protein associated with the disease, or slows the associated growth or spread of the disease, not only have we validated the disease contributing function of the gene, but we also have identified a drug candidate.

Once we identify a target gene and related siNA, we improve the effectiveness of the siNA by varying its structure to increase further its stability and improve its pharmacokinetic properties in the human body.

To date, we have achieved a number of significant milestones in RNA technology development, including the following:

Stability.  To be useful as a therapeutic treatment, siNAs must remain stable in human serum and cells long enough to destroy the targeted RNA and, ideally, long enough to destroy several RNA molecules. Unmodified siNAs are stable in human serum for only a few minutes. We have successfully produced chemically modified siNAs that retain their activity in cell culture and are stable in human serum for several days in ex vivo assays, thereby overcoming the first barrier to making an effective drug. Another hurdle is reducing drug clearance from the blood stream and the site of action. One way to accomplish this is to increase drug stability in a specific target organ and cell type that will vary depending on the disease target. We have carried out proof-of-principle experiments in an animal model that demonstrates the activity of our stabilized siNA molecules.

Selectivity.  Our siNA molecules should interact only with the target RNA, so as not to affect the functions of other genes. As a result, our siNA molecules have the potential to be less toxic than traditional drugs that interact with many targets. We have demonstrated a high degree of selectivity with siNAs. Based on our work and the work of others, we believe that a binding region of approximately 19 nucleotides is optimal for siNA selectivity. We can compare to the published human genome sequence data to ensure that only the desired gene sequence is targeted.

Delivery.  Successful development of any drug requires that the drug be delivered to the desired site in the body. We are exploring a number of delivery possibilities, including local (directly to the target area) and systemic (directly into the blood stream) delivery. To date, we have demonstrated that chemically stabilized ribozymes are present in the bloodstream after intravenous delivery and that exposure can be prolonged by subcutaneous (into the skin) delivery. We have shown that ribozymes can be delivered via single subcutaneous injection by patients with extended presence of the ribozymes in the patient’s blood. We believe that our chemically stabilized siNA molecules may be administered in a similar manner to that of our ribozymes. We are working on improving the delivery of siNAs by coating these molecules with protective lipid molecules, such as liposomes, and by attaching molecules that target specific cells, called ligands, to increase the specific delivery of these drugs in vivo.

Safety.  We have completed single and multiple dose animal safety studies with several ribozymes that have confirmed the lack of significant toxicity at clinically relevant doses. ANGIOZYME has shown a lack of toxicity in rodents and monkeys for periods of up to three months. In clinical trials for ANGIOZYME, we have observed safety and tolerability for periods of up to 16 months of daily subcutaneous injections in approximately 170 cancer patients. Ongoing clinical trials for ANGIOZYME are exploring even longer periods of exposure. To date we have not assessed the safety of our chemically stabilized siNA drugs in humans.

Effectiveness.  We have demonstrated through internal research that RNAi can reduce the amount of target mRNA and the corresponding level of protein produced in cell culture, and that our siNAs inhibit the development of new blood vessels in an ocular animal model. In addition, internal and third party studies showing the effectiveness of RNAi to decrease viral replication have been conducted in cell culture model systems.

Manufacturing.  To meet our needs for research, preclinical studies, clinical trials and the eventual commercialization of ANGIOZYME and RNAi-based therapeutics, we must be able to manufacture a sufficient amount of drug. We have developed proprietary technology allowing us to synthesize several hundred stabilized siNA molecules in hundreds of microgram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites over short periods of time. We also have developed the capability to manufacture kilogram quantities under the FDA’s current good manufacturing practices, or cGMP. In early 2002, we expanded our internal manufacturing capabilities and increased our level of cGMP compliance to enable the production of Phase III material. We believe that we can manufacture ANGIOZYME and siNA drugs currently under development in sufficient quantities and at appropriate levels of quality and cost at least through Phase II using our internal manufacturing capacity. We also have the capability to manufacture diagnostic ribozymes for any potential partners.

Our Product Programs

The development process for our products starts with research and preclinical development. Research includes identifying a target protein or viral sequence, synthesizing a panel of appropriate siNAs to block expression of the target protein or virus, and testing the activity of the siNAs in a specific cell population. We will pursue preclinical and clinical testing only for those products that we believe have a high likelihood of commercial success based on identifying a disease-causing target, favorable pharmacokinetics and unmet medical need.

Preclinical testing includes pharmacology and toxicology testing in animal models, product formulation, dosage studies and manufacturing scale-up for submission of the data necessary to comply with regulatory requirements of the FDA and similar agencies in other countries prior to commencing human trials.

ANGIOZYME

We are developing ANGIOZYME in collaboration with Chiron primarily as a treatment for advanced solid tumors such as colorectal, lung and breast cancer. These cancers account for approximately 480,000 new cancer cases and over 250,000 deaths per year in the United States alone. In addition, ANGIOZYME may be used to treat other cancers and diseases in which angiogenesis is a contributor, such as macular degeneration and diabetic retinopathy.

For a cancerous tumor to grow, the body must generate new blood vessels in the tumor to supply the blood necessary for tumor growth, a process known as angiogenesis. In many cases the proteins Vascular Endothelial Growth Factor (VEGF) and its receptors (VEGFR-1 and VEGFR-2) are essential for angiogenesis. We developed ANGIOZYME to inhibit the production of VEGFR-1, thereby slowing or stopping angiogenesis and related tumor growth and metastasis. Independent third parties and we have conducted animal studies that have shown significant reductions in tumor growth and metastasis using ANGIOZYME alone and in conjunction with existing cancer therapies, such as chemotherapy. In January 1999, we completed a Phase Ia clinical trial in healthy volunteers. This trial, conducted on 14 healthy volunteers, demonstrated safety and tolerability and showed no drug related side effects. In 1999, we also completed a Phase Ib clinical trial to test for safety and tolerability in 16 cancer patients with a broad spectrum of solid tumors and metastasis. No clinically significant drug related side effects were seen, and the presence of ANGIOZYME in patients’ blood at levels exceeding those needed to show efficacy in animals was observed for up to 24 hours when ANGIOZYME was administered subcutaneously. In November 1999, we initiated a Phase I/II multi-dose clinical trial in cancer patients. This trial examined the effects of ANGIOZYME when given daily to cancer patients. The patients self-administered ANGIOZYME via a subcutaneous injection once a day, at home. A total of 31 patients received ANGIOZYME. The drug was well tolerated with minimal side effects consisting mostly of injection site reactions. The patients were on ANGIOZYME for a median of 90 days with a range of 2 days to 505 days. The goal of these trials was to detect clinical activity in these patients with advanced solid tumors.

Based on these trial results, during 2001 we initiated Phase II trials in patients with metastatic breast cancer and in patients with metastatic colorectal cancer. During 2002, we completed a Phase II metastatic breast cancer trial in patients with stage IV disease. A total of 45 patients were treated with ANGIOZYME as a monotherapy for periods up to 213 days. ANGIOZYME was safe and well tolerated with no significant toxicities. As with most other trials using monotherapy for antiangiogenic therapy, we did not observe any tumor shrinkage; however, several patients had stable disease at 6 weeks. We observed a statistically significant reduction in the soluble form of our molecular target, VEGFR-1. This is clear evidence for activity of ANGIOZYME in a clinical setting. The trial demonstrated that ANGIOZYME has specific biological activity in patients with stage IV metastatic breast cancer, which is one of the objectives this trial sought to verify.

We have completed enrollment of 83 patients in a metastatic colorectal Phase II trial. In this study ANGIOZYME is being given in combination with the approved first-line therapy for metastatic colorectal cancer, 5-FU, Leucovorin and Irinotecan, also known as the Saltz regimen. We have completed our preliminary analysis of 12-24 week data and will be presenting the results at the upcoming American Society of Clinical Oncology meeting in May 2003.

We are developing ANGIOZYME in collaboration with Chiron.  We currently share development costs and profits equally with Chiron and have retained the right to manufacture ANGIOZYME.  However, given RPI’s new focus on the the development of RNAi therapeutics and limited resources to further fund ANGIOZYME development, we believe that we will need to renegotiate our agreement with Chiron for further ANGIOZYME development activities beyond the current Phase II colorectal clinical trial.

Hepatitis C

There are approximately 3.9 million infected individuals in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, hepatitis C infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. It is one of the most common blood-borne infections in the United States and has been identified as a “silent epidemic” and “a daunting challenge to public health” by the United States Congress. Current therapies for hepatitis C that include various interferons combined with Ribavarin are effective in approximately 50% of patients and have serious side effects.

We are developing an siNA therapeutic targeting the hepatitis C virus (HCV). This program is in the lead identification phase of development. We have identified several stabilized siNAs that we are currently testing in appropriate animal model systems. We are also screening these siNAs in a cell culture system of HCV infection.

Macular Degeneration

Age related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. There are two different forms of AMD: dry AMD and wet AMD. The dry form accounts for the majority of AMD cases but usually does not lead to vision loss. The wet form accounts for 10 to 15% of all AMD cases but is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD with 200,000 new cases per year that require treatment. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina called neovascularization. This neovascularization results in fragile blood vessels that leak blood and fluid into the retina. The leakage occurs in the macula, the portion of the retina responsible for central vision. If left untreated, wet AMD can lead to rapid vision loss for most patients.

Current therapies for wet AMD include laser photocoagulation and Visudyne® (QLT/Novartis). In 2002, Visudyne had global sales of $287 million. The most advanced new therapy under development for AMD is Macugen™ (Eyetech/Pfizer), which has completed enrollment for its Phase III clinical trial. Macugen is a nucleic acid drug that reportedly binds and neutralizes Vascular Endothelial Growth Factor (VEGF). Both Visudyne and Macugen are reported to result in improved vision in about 25% of patients, although each product utilizes a different mechanism of action. The clinical results from these two products suggest that there will be a need for better therapies to treat this serious disease.

We are developing siNAs that target the VEGF pathway to treat macular degeneration. This program is in the lead identification phase of development. To date, we have demonstrated that we can inhibit the formation of new blood vessels in a rat animal model system of corneal neovascularization using our stabilized siNAs targeting the VEGF pathway.

HERZYME

We have a joint venture with Elan to develop HERZYME, a potential product to treat breast and other cancers. More than 180,000 new breast cancer patients are diagnosed each year in the United States. Estimates are 20% to 30% of these patients over-express the Her-2 gene indicating that regulation of the Her-2 gene could have a beneficial impact on the disease. HERZYME specifically targets and reduces Her-2 mRNA, and we expect it to have a favorable side effect profile similar to ANGIOZYME.

In January 2000, we formed a joint venture with Elan for the development and commercialization of HERZYME, our product to treat breast and other cancers. As part of this arrangement, we licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. We filed an IND for HERZYME in Canada in February 2001, which was approved in April 2001. We have completed a Phase I clinical trial to evaluate HERZYME in patients with metastatic breast cancer whose tumors over express Her-2. We will present an analysis of the safety and tolerability data from this trial at the AACR meeting in Toronto in April 2003.

Elan Collaboration

Initial funding of Medizyme included $12.0 million from us and $3.0 million from Elan. Elan provided us with a $12.0 million credit facility on a draw-down basis for us to use to fund our portion of Medizyme operating costs. The credit facility has a 12% interest rate and the then outstanding balance, including interest, at the end of May 2002 of $9.9 million was converted into 9,905 shares of our Series B Convertible Preferred Stock in June 2002. The Series B Convertible Preferred Stock has a nominal value of $1,000 per share, accrues dividends at an annual rate of 12%, and ultimately is convertible into our common stock at a 50% premium to the average price of the common stock for the 60 trading days prior to the time of the applicable draw-down on the credit facility. In aggregate, at December 31, 2002, all of our outstanding convertible preferred stock, together with the accreted dividends, with Elan were convertible into 2.7 million shares of our common stock. We continue to have access to the credit facility and in October 2002 drew down $597,000, which was recorded on our balance sheet under equity as preferred shares issuable. After the October draw-down, we still have $2.1 million remaining through the facility; however, we currently have no plans to draw down any additional funds through the facility. As of December 31, 2002, the Series A and B Preferred Stock have liquidation preferences of $14.3 million and $11.0 million, respectively.

While we own 80.1% of the outstanding stock of Medizyme, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights”, so therefore, we account for our investment in Medizyme under the equity method of accounting. In addition, we present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  Our Series A Preferred Stock and accreted dividends can be redeemed by Elan for capital stock we own in Medizyme and therefore, are considered redeemable securities.  During the twelve month period ended December 31, 2002, we recognized $1.1 million in contract revenue for research and development activities performed for Medizyme. This amount is included in our revenues as “Collaborative agreements-joint venture” for the year ended December 31, 2002.

Elan has indicated that it is interested in transferring their 19.9% interest in Medizyme to us. Currently, we are in discussions with Elan to complete this transaction; however, we intend to either sell our interests in Medizyme or the technology, or, if we cannot complete a sale on favorable terms, wind down Medizyme’s operations.

On February 11, 2003, we signed a letter agreement with Elan in connection with our previously announced proposed investor stock purchase transaction. At the closing of the financing transaction, Elan has agreed to: (i) convert its Series A Preferred Stock and Series B Preferred Stock into shares of our common stock; (ii) waive any voting rights it may have as a holder of the Preferred Stock in connection with the transaction; (iii) waive its pre-emptive rights with respect to the transaction; and (iv) waive any right it may have to nominate a director to our Board. In exchange, we have agreed at closing to: (a) issue to Elan an additional 657,406 shares of common stock; (b) issue to Elan five-year warrants to purchase up to 514,310 shares of common stock (subject to adjustment as provided below) at an exercise price per share of $0.42; (c) cause the number of shares and the exercise price of the warrants to be proportionately adjusted for any stock split or other recapitalization or reclassification of our securities occurring prior to or after the closing; and (d) grant Elan the same participation rights (on a pro rata basis) we granted to the investors in the stock purchase transaction. Also, Elan will retain certain registration and piggyback registration rights.

Elan may terminate the letter agreement if: (a) the closing does not occur on or prior to June 30, 2003 or such later date as may be agreed upon by the investors; or (b) there is (i) in Elan’s view a material adverse change to the terms and conditions under which the transaction is consummated compared to those set forth on a term sheet we provided to Elan; or (ii) a material adverse change to the interests of Elan (with the understanding that the determination as to whether a change is material and/or adverse shall be made by Elan reasonably and in good faith) that, in either case, has not been approved in writing by Elan, including, but not limited to, a decrease in the amount of new money being raised by us in the transaction to less than $40 million.

Upon closing, we will remain responsible for the performance of our obligations and liabilities under our agreements with Elan. We will provide Elan at least five (5) business days’ prior written notice of the closing of the transaction and promptly notify Elan if, and when, the closing has occurred. In addition, Elan agrees to use its reasonable best efforts to review the signed transaction documents (the Transaction Documents) as soon as practicable after their having been filed by us with the SEC and to make a good faith, reasonable determination as to whether the terms and conditions set forth therein differ materially and/or adversely from those set forth in the term sheet. We agree to provide Elan with written notice at least three (3) business days’ prior to the closing of the transaction and of changes made to the Transaction Documents that differ from the terms and conditions of the term sheet reviewed by Elan so that Elan can assess whether such changes are of a material and adverse nature.

Our Diagnostic Activities

We and others have demonstrated that allosteric ribozymes can detect nucleic acids, proteins and small molecules. Allosteric ribozymes are ribozymes that are activated by the molecule to be detected. Once activated, the allosteric ribozyme catalyzes a chemical reaction that generates a signal that can be measured. We have demonstrated an important proof-of-principle for the development of a number of diagnostic tests that are currently done with monoclonal antibodies and polymerase chain reaction (PCR) or for which no current test has been developed.

Allosteric ribozymes have a number of potential applications, including detecting and quantifying a wide range of small molecules, ions, proteins and nucleic acids. As a result, we believe this diagnostic technology, which can indicate the presence of certain diseases, viruses and other abnormalities, will provide an opportunity for us to generate revenue. We intend to spinout or sell our interest in this technology; however, we cannot be certain that we will be able to complete a spin-off or a sale on satisfactory terms, or at all.

Fujirebio.  We have demonstrated the ability to detect low copy number nucleic acids such as the hepatitis C virus, which could lead to an important blood-screening test. We are developing this test in collaboration with Fujirebio Inc. for Japan and Asia. In March 2002, we announced an agreement with Fujirebio, the largest domestic diagnostic company in Japan, to develop and commercialize ribozyme-based clinical diagnostic products. Under the terms of the agreement, Fujirebio will receive exclusive commercialization rights for East Asia, including Japan, for any resulting products from the collaboration. Fujirebio will fund research for clinical diagnostic targets in the field of human viral diseases and cancer. If the programs are successful, we will receive licensing fees, research funding, milestone payments, and royalties as well as retain certain manufacturing rights. Recently we completed the first phase of our program with Fujirebio and are in the process of analyzing the results. It is uncertain at the present time if Fujirebio will continue with the collaboration.  We do not intend to pursue independent development of this technology.

Our Licensing, Process Development and Pilot Manufacturing Activities

Archemix.  In May 2001, we entered into a collaborative agreement with Archemix, a privately held company. One of Archemix’s technologies, RiboReporters™, incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of our agreement with Archemix, we granted certain licenses and sublicenses to our intellectual property covering the allosteric ribozyme technology. We also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. In exchange for the licenses, we received an equity position in Archemix, a seat on Archemix’s Board of Directors and a seat on the Scientific Advisory Board, if we retained a certain ownership percentage in the company. In August 2002, Archemix completed a financing round that diluted our ownership interest below the agreed percentage. Therefore, we no longer have any participation on these Boards.

Geron Corporation.  In December 2001, we announced a collaboration with Geron Corporation (Geron), a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. Our first program was a process development partnership with Geron for GRN163, a nucleic acid based telomerase agonist for cancer. Telomeres are believed to serve as a molecular “clock” for cellular aging and the activation of telomerase by cancer cells is a means by which cancer cells continue to proliferate. Inhibiting telomerase represents a novel approach to treat cancer with potentially broader utility and greater selectivity against cancer cells than currently available cancer agents. Geron paid us for consultation in nucleic acid technology process development and scale-up of the manufacturing process for GRN163. We successfully completed this program and the arrangement was renewed in July 2002 to manufacture GMP clinical grade GRN163 for Geron’s Phase I clinical study.

In addition, we collaborated with Geron to explore the potential for a ribozyme-based telomerase inhibitor, to which Geron retained the first right to commercialize. We completed this program and Geron decided not to exercise its first right to commercialize the ribozyme lead compounds that resulted from the program.

atugen AG.  We have used ribozymes and other oligonucleotides for target discovery and validation, the process by which we identify genes that cause or contribute to human diseases. In 1998, we transferred our target discovery and validation technologies to atugen in exchange for a significant equity interest in atugen. atugen’s primary goal is to accelerate the discovery and validation of human health therapeutic targets through strategic collaborations. Currently we own 31.6% of atugen’s outstanding voting stock and we have the right to name two designees to atugen’s Board of Directors, so long as we own at least 30% of atugen’s outstanding stock. We are paid by atugen for a portion of our costs of prosecuting patents applicable to atugen’s business. As part of its formation, atugen received exclusive royalty-free licenses to our extensive patents and technologies for target discovery and validation. We received a one-time $2.0 million license payment in 1999 for a portion of the licensed technology.

Our Competition

We are engaged in the rapidly changing business of developing treatments for human disease through the regulation of gene expression. Competition among entities attempting to develop products to treat diseases by regulating gene expression is intense and is expected to increase. In addition to competitors in the regulation of gene expression field, there are other competitors using other technologies to target the same diseases that we are targeting. For example, our most advanced product, ANGIOZYME, will face competition from a number of other antiangiogenic compounds that are in various stages of clinical development, including some that are in Phase III. In addition, there are a large number of anti-tumor compounds that are being tested to treat colorectal cancer. In the fields of HCV and macular degeneration, in addition to currently marketed products, there are several compounds in preclinical and clinical testing.

We face direct competition from other companies engaged in the research, development and commercialization of RNAi-based technology, as well as competition from companies attempting other methods of gene expression control. In addition, we compete with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products to treat the same diseases that we target. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies and clinical trials, obtaining regulatory approvals and marketing than we do. Our collaborators and licensees may be conducting research and development programs using non-RNAi technologies directed at the same diseases that we are targeting. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, our competitors may complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before us, thus achieving a significant competitive advantage.

We are aware that a number of companies, including biotechnology companies and pharmaceutical companies, are pursuing research and development programs relating to the emerging area of RNAi. A number of these companies have filed patents in the area of RNAi. It is difficult to predict whether any of these companies will be successful in obtaining patent protection, whether the patent protection sought will address important aspects of the technology, and, to what extent, these companies will be successful in their RNAi ventures.

Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

Our Patents and Proprietary Technology

Protecting patents and other proprietary rights is crucial to developing our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations in the design, synthesis, and purification of nucleic acid molecules, such as RNA and in nucleic acid chemistry. We also rely on licensing opportunities to develop and maintain our competitive position. It is our policy to file patent applications when appropriate to protect technology, inventions, and improvements that are considered important in the development of our business.

In the ribozyme field, we have rights to over 200 issued, allowed or pending patents covering various aspects of the ribozyme technology, including synthesis, delivery, methods of production and uses thereof, such as applications to human therapeutics and diagnostics, agriculture and animal health. These patents provide RPI with a broad intellectual property protection in the field of ribozyme research and development.

In the RNAi field, we have filed over fifty patent applications covering various aspects of this technology, including chemically stabilized RNAi constructs, method of synthesizing RNAi constructs, application of RNAi to specific therapeutic targets, and for target discovery. We are in the process of filing additional patent applications to expand our coverage for the RNAi technology, inventions, and improvements that are considered important to the development of our business.

As part of our overall intellectual property strategy, we selectively enter into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies. With these agreements we intend to gain the commercial rights to such new technologies, such as RNAi. It is our policy to file patent applications when appropriate to protect technology, inventions, and improvements that are considered important in the development of our business.

We have filed opposition documents against two ribozyme-related patents granted to a competitor in Europe. In one of the opposition proceedings in Europe, we were successful in invalidating various claims relating to the hammerhead ribozyme composition. Our competitors initiated opposition proceedings against two of our ribozyme-related European and Japanese patents. The Japanese Opposition Division has rejected competitor oppositions and has issued a notification that it will maintain our Japanese patent without change. The opposition proceedings against our ribozyme-related European patent resulted in maintenance of the patent. In July 2000 the European Opposition Division found no grounds for revoking the patent but decided to clarify the scope of the claims. The decision is currently on appeal at the European Patent Office Technical Board. The decision should have no impact on our ability to commercialize ribozymes or RNAi technology, including its ongoing clinical programs, and will not affect its relationship with partner companies now engaged in ribozyme co-development. Our ability to enforce this patent remains in effect. We may not have identified all United States and foreign patents that pose a risk of infringement. In addition, we anticipate interference proceedings involving one of our ribozyme-related patents in the United States. We are also involved in a re-examination proceeding involving one of our patents in the United States.

Government Regulation of our Drug Development Activities

The development, manufacture and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products undergo rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries.

Before we may begin testing agents with potential therapeutic value in healthy human test subjects or patients, stringent government requirements for preclinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an Investigational New Drug, or, IND, application or its equivalent in countries outside the United States where clinical studies are to be conducted. Preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

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

Our Manufacturing and Marketing

To support our research, preclinical and clinical trial manufacturing requirements, we constructed in our leased buildings manufacturing facilities that we believe comply with applicable regulatory requirements. We have also established operational quality assurance and quality control procedures. We believe that our existing facilities and capability will be satisfactory for production of ANGIOZYME and siNAs needed for clinical trials.

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

Our Employees

As of December 31, 2002, we had 81 full-time employees, including a technical scientific staff of 51. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Available Information

Our principal Internet address is www.rpi.com. We make available free of charge on www.rpi.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.              PROPERTIES

We lease approximately 57,000 square feet of laboratory, manufacturing and office space in two adjacent buildings in Boulder, Colorado, under operating leases that last through October 2007 and June 2007. Our facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

We are a defendant in several class action lawsuits brought on behalf of purchasers of our common stock on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege that we violated certain federal securities laws based upon our having made an allegedly misleading announcement on November 15, 1999. On November 7, 2002, we announced that an agreement has been reached with the plaintiffs to settle the shareholder class action lawsuit. At a hearing on March 27, 2003, the court approved the settlement as proposed and will issue an order confirming the approval shortly. Our liability insurance policy has agreed to cover the full amount of the settlement.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have mailed to our stockholders a proxy statement relating to a special meeting of stockholders to be held on April 16, 2003, at which we will seek the favorable vote of stockholders on a number of matters.  We will be seeking the favorable vote of our stockholders on the proposed private placement transaction, which we have described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as on a proposed reverse split.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol “RZYM.” The last sale price of the common stock as reported on the NASDAQ National Market on March 25, 2003, was $0.38 per share. At March 25, 2003, there were approximately 224 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2000,
First Quarter	$71.88	$9.50
Second Quarter	$29.38	$12.00
Third Quarter	$32.75	$20.25
Fourth Quarter	$29.00	$6.50
Year Ended December 31, 2001,
First Quarter	$13.69	$5.25
Second Quarter	$10.21	$5.71
Third Quarter	$9.99	$4.54
Fourth Quarter	$6.98	$3.66
Year Ended December 31, 2002,
First Quarter	$5.12	$2.84
Second Quarter	$3.00	$0.71
Third Quarter	$1.38	$0.36
Fourth Quarter	$0.69	$0.20
Year Ended December 31, 2003,
First Quarter (through March 25, 2003)	$0.76	$0.20

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We are also party to agreements restricting our ability to pay dividends.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements. Our financial statements for 2002, 2001, 2000, 1999 and 1998 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	(In Thousands)
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues
Collaborative agreements	$3,488	$3,318	$8,302	$5,797	$8,963
Collaborative agreements-joint venture	1,069	3,960	6,052	—	—
Collaborative agreements-related parties	591	1,030	1,191	1,867	—
Total revenues	5,148	8,308	15,545	7,664	8,963

Expenses
Research and development	28,659	56,689	21,721	15,395	16,941
General and administrative	5,505	4,512	3,723	2,132	1,813
Total operating expenses	34,164	61,201	25,444	17,527	18,754
Operating loss	(29,016)	(52,893)	(9,899)	(9,863)	(9,791)
Other income (expense):
Interest income	389	2,165	3,196	614	634
Interest expense	(803)	(820)	(151)	(552)	(704)
Other income	—	51	4	—	25
Equity in loss of unconsolidated affiliates	(5,276)	(8,341)	(9,032)	(860)	(1,082)
Total other income (expense)	(5,690)	(6,945)	(5,983)	(798)	(1,127)
Net loss	(34,706)	(59,838)	(15,882)	(10,661)	(10,918)
Accretion of dividends on preferred stock	1,571	775	716	—	—
Net loss applicable to common stock	$(36,277)	$(60,613)	$(16,598)	$(10,661)	$(10,918)
Net loss per share (basic and diluted)	$(1.80)	$(3.59)	$(1.15)	$(1.05)	$(1.22)
Shares used in computing net loss per share (basic and diluted)	20,134	16,883	14,390	10,158	8,978

Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$8,821	$34,995	$64,475	$14,000	$6,512
Working capital	5,027	31,908	65,002	14,086	4,467
Total assets	21,898	52,023	83,897	25,092	19,224
Capital lease obligations and long-term debt, current portion	480	169	—	200	498
Capital lease obligations and long-term debt, net of current portion	6,489	12,591	3,757	6,811	4,545
Series A preferred stock and accreted dividends	14,329	13,507	12,731	—	—
Accumulated deficit	(194,509)	(159,803)	(99,965)	(84,083)	(73,422)
Total stockholders’ (deficit) equity	(3,953)	20,398	63,263	14,881	11,034

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-K, which are not strictly historical are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties.  These uncertainties, which include, but are not limited to, the following: ability to obtain adequate financing in the future; business abilities and judgment of personnel; availability of qualified personnel; general economic and business conditions; ability to obtain rights to technology; ability to obtain and enforce patents; ability to develop oligonucleotides in adequate amounts for our collaborations and clinical trials; ability to commercialize and manufacture products; ability to obtain and retain collaborators; results of clinical studies; results of research and development activities; competition; technological advances; changes in, or failure to comply with, governmental regulations; and the like, are set forth in the section titled “Risk Factors” herein.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview of our Business

Ribozyme Pharmaceuticals, Inc. is a leader in the field of nucleic acid technology. We are using our proprietary technology and our expertise in molecular engineering to develop a new class of nucleic acid based therapeutics based on RNA interference (RNAi). We plan to continue as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized in specific sequences) for our use and for use by our collaborators and customers to generate revenue for the purpose of supporting our therapeutic discovery operations.

Since inception in 1992, we have dedicated ourselves to engineering RNA-based molecules. Until recently, we focused on developing ribozyme-based therapeutics and diagnostics. As a result, we advanced three product candidates into clinical development. We continue to have a joint development program with Chiron Corporation (Chiron) for one of these products, ANGIOZYME. We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Our expertise in nucleic acid technology enables us to now focus on the development of a new type of nucleic acid based therapeutic based on RNA interference. We have redirected our research to RNAi because we believe it will have the best prospects for commercial success. We are using our expertise to design, stabilize, manufacture and deliver small interfering nucleic acids (siNAs) that facilitate the process of RNAi. We believe siNA-based drugs will become important therapeutics in the future.

We are developing drugs that address significant and unmet medical needs.  We have been in research and/or clinical development for the following product candidates:

•                                  ANGIOZYME: ANGIOZYME is a ribozyme-based product we are developing in collaboration with Chiron to treat solid tumor cancers.  We have completed our preliminary analysis of 12-24 week data and will be presenting the results at the ASCO meeting in Chicago in May 2003.

•                                  Hepatitis C Virus (HCV): We are developing chemically stabilized siNAs that target the HCV viral RNA to treat HCV infection. This program is in the lead identification phase of development.

•                                  Macular Degeneration: We are developing chemically stabilized siNAs that target the Vascular Endothelial Growth Factor (VEGF) pathway to treat macular degeneration. This program is in the lead identification phase of development.

•                                  We are also developing HERZYME in collaboration with Elan Corporation plc and its affiliates (Elan) to treat breast and other solid tumor cancers. A Phase I clinical trial has been completed and we are currently analyzing the data. Elan has publicly indicated that they do not expect to continue development of oncology drugs.  We do not intend to pursue independent development of HERZYME.

Our business strategy is to use our patented technology and molecular engineering expertise to create value by:

•                                  Developing stabilized siNA molecules for therapeutic applications in several disease areas;

•                                  Leveraging our nucleic acid expertise through licensing, process development and pilot manufacturing;

•                                  Maintaining and expanding our patent portfolio and proprietary technology;

•                                  Spinning off or selling our diagnostic technology, and;

•                                  Entering into partnerships with other pharmaceutical or biotechnology companies for the development of RNAi-based therapeutics.

Critical Accounting Policies

Revenue Recognition.  To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from therapeutic product sales, nor do we anticipate generating any therapeutic product revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

•                                  Up-front revenue. Up-front non-refundable fees are recognized upon signing an agreement when it represents the culmination of a separate earnings process.  All other up-front fees are deferred and recognized systematically over the period the fees are earned.

•                                  Research revenue. Typically, research revenue is based on the fully burdened cost of a researcher working on a collaboration. Rates are billed per employee for time worked on a project. This revenue is typically invoiced on a monthly basis, either up front or in arrears. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned. The revenue is typically recurring over the term of a collaboration.

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

Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred as a liability or recognized upon satisfying revenue criteria. As of December 31, 2002, all revenues that have been recognized are earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

We have not been profitable since inception and have an accumulated deficit of $194.5 million as of December 31, 2002. Losses have resulted primarily from expenses associated with our research and development programs. We expect to incur additional losses as our current and potential product candidates advance through development and commercialization. In addition, future milestone payments under some of our collaborations are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaboration agreement.  In some instances, we may forfeit milestone payments if we fail to accomplish a predetermined goal within a certain time frame. Therefore, we are subject to significant variation in the timing and amount of our revenues and results of operations from period to period.

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

Equity in loss of unconsolidated affiliates. In January 2000, we formed a joint venture with Elan for the development and commercialization of HERZYME.  As part of the joint venture, we licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd.  While we own 100% of the outstanding common stock of Medizyme, Elan has retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we do not consolidate the operations of Medizyme, but instead account for our investment in Medizyme under the equity method.  As of December 31, 2002 we had absorbed our entire cost basis in our equity investment through our share of Medizyme’s net losses; however, we are committed to fund future losses incurred by Medizyme and therefore may continue to invest in Medizyme and recognize our portion of ongoing losses.

In 1998, we invested $2.0 million and transferred our gene identification and target validation technology to atugen AG, a German privately-owned biotechnology company. Upon formation in 1998, we owned a majority of common stock outstanding in atugen; however, similar to the above discussion on Medizyme about “participating rights”, minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method.  In 1999, we had absorbed our entire cost basis in our equity investment through our share of atugen’s net losses. We currently own 31.6% of atugen and will record our share of any future profits.

Redeemable preferred stock.  Our balance sheets as of December 31, 2002 and 2001 present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. We issued the Series A Preferred Stock in January 2000 in connection with the formation of our joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme), with Elan Corporation, plc.  Shares of the Series A Preferred Stock issued to Elan are exchangeable for a portion of our investment in Medizyme. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003.  If the exchange feature expires unexercised, the Series A Preferred Stock and accreted dividends will be reclassified to permanent equity.  We have agreed with Elan that upon consummation of our proposed investor financing, all of their shares of Series A Preferred Stock will be converted into shares of our common stock.

Results of Operations for Twelve Months Ended December 31, 2002, 2001 and 2000

Revenues

Generally, revenue fluctuations result from changes in the number and activity level of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (1) collaborative agreements, (2) collaborative agreements-joint venture, and (3) collaborative agreements-related parties.  Collaborative agreement revenues primarily includes revenues recorded from our arrangements with Chiron, Fujirebio and Geron.  Chiron revenues are related to our collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme.  Collaborative agreements-related parties includes revenues recorded from atugen.

Collectively, collaborative revenues decreased to $5.1 million for the year ended December 31, 2002, from $8.3 million for the corresponding period in 2001. This decrease is due primarily to lower research revenues associated with Medizyme, our joint venture for the development of HERZYME with Elan, and with ANGIOZYME, our collaboration with Chiron.  As HERZYME and ANGIOZYME move forward in clinical trials, less time is required of our researchers and more third-party expenses are incurred.  Reimbursements from our collaborators for third-party expenses are credited against expenses and not recognized as revenue.  Medizyme revenues decreased to $1.1 million for the year ended December 31, 2002, compared to $4.0 million for the same period in 2001.  In addition, Chiron revenues decreased to $2.2 million in 2002 compared to $3.1 million in 2001. Our revenues from atugen have decreased by approximately $440,000 because atugen USA ceased operations during 2002. However, revenue from other sources and projects increased for the same period.  During the first quarter of 2002, we signed an agreement with Fujirebio, a Japanese diagnostic company, for the use of allosteric ribozymes that resulted in revenues of $556,000 for the twelve months ended December 31, 2002. In addition, for the twelve months ended December 31, 2002, we recognized $718,000 from Geron for our process development and manufacturing scale-up for Geron’s anti-cancer drug, GRN163.

Collaborative revenues decreased to $8.3 million for the year ended December 31, 2001 compared to $15.5 million for the year ended December 31, 2000. The decrease of $7.2 million in 2001 compared to 2000 was primarily due to $3.8 million recorded from Lilly in 2000 for the Hepatitis C collaboration which terminated in 2000.  The 2000 Lilly revenues included $1.5 million in milestone payments and $2.3 million in research revenues.  In addition, revenues recorded from Chiron decreased $1.4 million during 2001 from the year ended December 31, 2000.  The decrease was due to the progression of ANGIOZYME in clinical trials and as ANGIOZYME progressed,  it required fewer researchers working on the project which, in turn, resulted in lower research revenues.  Also, because of the progression of HERZYME in clinical trials, and therefore fewer researchers working on the project, revenues from Medizyme decreased in 2001 compared to 2000 by $2.1 million.

However, while revenues decreased in 2001 compared to 2000, reimbursements that offset manufacturing and clinical trial expenses in connection with Chiron increased.  Reimbursements from our collaborators for outside expenses are recorded as credits against expenses.  For the year ended December 31, 2001, reimbursements from Chiron were $8.9 million compared to $1.3 million for the corresponding period in 2000.  Approximately $8.4 million of the reimbursement in 2001 was related to third party contract manufacturing costs of ANGIOZYME.

We expect our research revenues related to ANGIOZYME and HERZYME to decrease because of a reduction in activities.  However, we will be actively pursuing partnerships and collaborations to fund our other research and development programs.

Expenses

Research and Development.  Research and development expense for the year ended December 31, 2002 was $28.7 million, compared to $56.7 million  and $21.7 million during the years ended December 31, 2001 and 2000, respectively.  The decrease in 2002 of $28.0 million was primarily due to $28.9 million of expenses, net of partner reimbursements, we incurred in 2001 for third-party manufacturing costs for ANGIOZYME and our HCV drug to support our clinical trials, compared to $3.3 million, net, we incurred in 2002. The third-party manufacturing costs incurred in 2001, as well as an increase in clinical trial activities, were also reasons that research and development expenses increased $35.0 million from the prior year ended December 31, 2000.  Clinical and preclinical trial expenses increased $3.5 million to $5.8 million in 2001, compared to $2.2 million in 2000. Over the next year, we expect certain research and development expenses, including preclinical studies, clinical trials and manufacturing expenses, to decrease as we complete current phases of clinical development programs for ANGIOZYME and HERZYME.  However, as we move forward in our RNAi research and preclinical development, we expect expenses related to such research and development to increase.

Our research and development expenses currently include costs of scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filing, depreciation, utilities, administrative expenses and an allocation of corporate costs.  We cannot predict the scope or magnitude of future research and development expenses at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies,  the FDA’s  requirements for a particular drug and the requirement and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step typically is more extensive, and therefore more expensive, than the previous step.  Success in development therefore results, generally, in increasing expenditures.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the costs incurred solely by us will be impacted.

We have incurred the following expenses, net of partner reimbursements, related to our three major research and development projects (in thousands):

	December 31,
	2002	2001	2000
ANGIOZYME	5,194	13,844	5,852
HCV	7,153	30,396	979
HERZYME	1,433	4,084	5,049
Total	$13,780	$48,324	$11,880

Research and development project costs include costs of salaries, benefits, clinical trial site costs, outside services, materials and supplies incurred to support the clinical programs.  Indirect costs allocated to projects include facility and occupancy costs, intellectual property-related expenses, including patent prosecution and maintenance, and license and royalty payments.   For purposes of project tracking, we capture the level of effort expended on a project through our project management system, which is based primarily on human resource time allocated to each project, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any.  As a result, the costs we allocate to a project are not intended to, and do not necessarily, reflect the precise actual incremental costs of the project.

Future costs related to the projects are difficult to estimate due to the nature of the technology and the inability to foresee outcomes of key milestones in the clinical development of each drug.  However, generally speaking in the biotechnology industry, drug timelines track certain averages such as the following:

•                                  Preclinical research may last years depending on the technology.  In the case of ribozymes, which were an entirely new technology, the research phase for the first generation ribozyme drug lasted approximately six years and cost more than $70.0 million starting with the formation of the company in 1992 until our first chemically synthesized ribozyme IND was filed in 1998.  Preclinical research included development from a conceptual ribozyme to the first chemically synthesized ribozymes, through the completion of animal toxicity and pharmacokinetic studies necessary to file the ANGIOZYME IND, our first chemically synthesized drug introduced in the clinic.

•                                  Phase I clinical trials are conducted with small groups of healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time.  Phase I trials may last anywhere from a few months to two years and may cost several million dollars depending on the drug and indication targeted.

•                                  Phase II clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease.  Phase II trials can last up to several years and can cost several million dollars. Variances in cost and time between trials maybe due to the trial regimen, number of patients and length of time patients are on trial.

•                                  Phase III clinical trials, are large-scale, multi-center, comparative trials with patients afflicted with the target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization of the drug.  A Phase III trial may last anywhere from a year to several years and would cost many millions of dollars.

The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process.  The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients.  If Phase III trials are successful, the final step in a drug approval timeline is submission of a New Drug Application (NDA) with the Food and Drug Administration.  The NDA process may last several years.

The above timelines and costs are estimates and generalizations and as such involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from estimates.  In addition, we intend to seek collaborations and corporate partners to assist in the cost and complexities of developing our drugs.  If we are successful in our drug development, we intend to rely on our corporate partners or third parties with established direct sales forces to market, distribute and sell our products.  These partners or third parties may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, sales force recruitment and management and promotional activities.

General and Administrative. General and administrative expenses for the year ended December 31, 2002 was $5.5 million, compared to $4.5 million and $3.7 million for the years ended December 31, 2001 and 2000, respectively. The increases from year to year are the result of increased staffing and expenses necessary to manage and support our expanding product and business development efforts. General and administrative expenses may continue to increase as a result of increasing legal and other professional fees in connection with business development efforts and patent protection.

Staffing levels for research, development and general administrative departments have fluctuated from a high of 138 during 2002 to a low of 70 as of March 2003.  We increased staffing significantly during 2000 and 2001 in order to support the clinical development of ANGIOZYME and our HCV drug.  During 2002, we discontinued our HCV clinical trials due to a toxicity issue, scaled back considerably the scope and number of ANGIOZYME trials and have redirected our efforts into the research and development of RNAi therapeutics.  Our expenses in 2002, 2001 and 2000 reflect the staffing fluctuation.  We anticipate remaining at our current staffing levels through 2003 and do not currently expect to increase staffing significantly in the next few years.

Interest income.  Interest income was $389,000 for the year ended December 31, 2002 compared to $2.2 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively.  The decrease from year to year is primarily due to declining average balances in our cash, cash equivalents and securities available-for-sale.  Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

Interest expense.  Interest expense was $803,000 for the year ended December 31, 2002 compared to $820,000 and $151,000 for the years ended December 31, 2001 and 2000, respectively.  During 2000 interest expense was primarily related to our Elan convertible note.  In 2001, we increased our borrowings on the Elan convertible note and therefore interest expense increased as well.  In June 2002, Elan converted our convertible note to preferred stock.  The note accrued interest at a 12% semi-annual rate through June 2002, but as of July 2002 the preferred stock accrued dividends at a 12% semi-annual rate.  Offsetting the decrease in accrued interest related to the Elan note during 2002, was interest expense related to additional borrowings funding capital equipment purchases through long-term debt established with a credit facility in December 2001.  Interest expense is expected to increase in the future as we arrange for additional financing for operations.

Equity in loss of unconsolidated affiliate.  Equity in loss of unconsolidated affiliate was $5.3 million for the period ended December 31, 2002, compared to $8.3 million and $9.0 million for the years ended December 31, 2001 and 2000, respectively.  The expense is our 80.1% share of Medizyme’s 2002 expenses, limited to the cost of our investment. The decreases in the losses recognized over the years are due to the decreases in Medizyme’s expenses related to the development of HERZYME.  The decreases are the result of the transition of HERZYME from research to clinical trials. Medizyme’s 2002 expenses include $5.0 million amortized expense for a $15.0 million license fee paid to Elan in January 2000, as well as $1.4 million we invoiced Medizyme in 2002 for research we conducted and clinical trial expenses we incurred with HERZYME.  Medizyme’s 2001 expenses also include the $5.0 million in amortized license expense, as well as  $5.0 million we invoiced in 2001 for research we conducted and clinical trial expenses we incurred with HERZYME.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. From inception through December 31, 2002, we have received approximately:

•                  $29.0 million in net proceeds from private placements;

•                  $97.6 million in net proceeds from public offerings;

•                  $130.9 million from our collaborations; and

•                  $11.5 million from equipment financing.

We had cash, cash equivalents and securities available-for-sale of $8.8 million at December 31, 2002 compared with $35.0 million at December 31, 2001. The $26.2 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $22.4 million used for operations, net of revenues of $5.1 million; $4.6 million used for investments in equipment, leasehold improvements, patents and additional investment in an unconsolidated affiliate; net $230,000 in loans to executives; $124,000 received in proceeds from equity transactions; $2.9 million received in proceeds from credit facilities; and $1.9 million paid for debt obligations.   Loans totaling $450,000 were made to five members of senior management prior to the passage of the Sarbanes-Oxley Act in July 2002.

We invest our cash, cash equivalents and securities available-for-sale in interest-bearing, investment-grade securities.

Accounts receivable at December 31, 2002 were $484,000 compared to $1.5 million at December  31, 2001. Accounts receivable at December 31, 2002 included $157,000 due from Medizyme for research support for HERZYME and $138,000 due from Chiron for reimbursement of ANGIOZYME expenses, as well as $189,000 due from miscellaneous other sources.

Total additions for property, plant and equipment for the year ended December 31, 2002 were $1.6 million.  As of December 31, 2002, we had borrowed $1.8 million on a $4.0 million loan facility through a credit institution.

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

In the fourth quarter of 2002 we purchased on credit $3.6 million of drug from a contract manufacturer.  The terms of payment for the purchase were $1.6 million paid on October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005.  The future payments will accrue interest at the rate of 6% compounded annually, calculated from January 1, 2003 until payment.

The following table summarizes our debt obligations as of December 31, 2002:

	Payments Due by Period
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$479,782	$5,077,815	$1,279,089	$131,810	$—	$—	$6,968,496
Operating leases	1,065,844	1,080,621	1,100,179	1,120,421	777,204	—	5,144,269
Total debt obligations	$1,545,626	$6,158,436	$2,379,268	$1,252,231	$777,204	$—	$12,112,765

Chiron.  In July 1994, we entered into an agreement with Chiron to collaborate exclusively on up to five specific targets selected by Chiron. ANGIOZYME is being developed in collaboration with Chiron and we share equally all development costs and future profits with Chiron.  In March 2001, we issued 38,920 shares of our common stock to Chiron in exchange for reacquiring all rights to develop any product containing or utilizing an HIV target.  We recorded an expense of $275,000 in March 2001 in connection with the issuance of the stock.  For the year ended December 31, 2002 we recorded $2.2 million and $395,000 in revenues and reimbursement of expenses, respectively, from Chiron for costs incurred for the clinical development of ANGIOZYME.

Schering AG.  In April 1997, we entered into a purchase agreement, subsequently amended, with Schering AG and Schering Berlin Venture Corporation, or SBVC, an affiliate of Schering AG, as part of our target discovery and validation program.   SBVC made a $2.5 million equity investment in us in April 1997 in exchange for 212,766 shares of our common stock and in April 1998 made an additional equity investment of $2.5 million in exchange for 465,117 shares of our common stock. Separately, Schering AG provided loans of $2.0 million in each of 1997, 1998, 1999, 2000 and 2001. We received our final draw-down of $1.0 million from Schering AG in April 2001. The loans, which carry an interest rate of 8.0% per annum, are immediately convertible into equity at Schering AG’s  option.  Additionally, 50.0% of any borrowings we make on the line of credit must be collateralized by equipment purchases.  In April 2000, after the completion of our public offering, we repaid $6.9 million of our outstanding borrowings to Schering AG.  In June 2000, Schering AG converted $997,000 of the loan balance into 42,435 shares of our common stock at a conversion price of $23.50. At December 31, 2002, the outstanding borrowings and accrued interest of $3.5 million were convertible into approximately 14.4 million shares of our common stock. Principal and interest payments are deferred until maturity of the loans in April 2004.  As a result of the atugen formation in 1998, we now subcontract all of our existing target discovery and validation programs to atugen, which does not affect the terms of our loan agreement with Schering AG. The agreement expired in April 2002.  In connection with our proposed new financing Schering AG has agreed to restructure our debt obligations as we describe below.

Elan.  In January 2000, we completed a joint venture with Elan to develop and commercialize of HERZYME, our potential product to treat breast and other cancers.  In accordance with the collaboration, we sold to Elan our Series A Exchangeable Convertible Preferred Stock for $12.0 million and, in turn, used those funds for initial funding of Medizyme.  As of December 31, 2002 the Series A Preferred Stock and accrued stock dividends were convertible into approximately 1.2 million shares of our common stock.  Also, as part of the collaboration, Elan purchased 641,026 shares of our common stock for a purchase price of $5.0 million.  In addition, Elan purchased 500,500 shares of common stock for $5.0 million in May 2001, which was at a premium to the market price.  In January 2000, we estimated that the development of HERZYME would require additional funds of up to

$15 million and, therefore, Elan made available to us a $12.0 million credit facility, which was convertible into Series B Convertible Preferred Stock, to fund our portion of Medizyme operating costs over a 42-month period. At December 31, 2002, we had utilized the credit facility and had borrowed $9.9 million. The note carried an interest rate of 12% compounded on a semi-annual basis.  Elan converted this debt and accrued interest into shares of our Series B Convertible Preferred Stock in June 2002.  In June 2002 and October 2002, we completed draw-downs of $529,553 and $597,165, respectively, against the credit facility, which are recorded as preferred shares issuable under equity on our balance sheet.  At December 31, 2002, the Series B Convertible Preferred Stock, which accrues dividends at a annual rate of 12%, is convertible into approximately 1.5 million shares of our common stock.  In aggregate, at December 31, 2002, all of our outstanding preferred stock and accreted dividends with Elan are convertible into 2.7 million shares of our common stock. As of December 31, 2002, the Series A and B Preferred Stock have liquidation preferences of $14.3 million and $11.8 million, respectively.  In addition, Elan purchased 750,000 shares of our common stock and a five-year warrant to purchase 75,000 shares of our common stock at $5.00 per share in December 2001 for $3.0 million.

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

In August 2002, we announced that we are realigning our research and development programs to focus our internal development on only those programs we believe have a high likelihood of commercial success.  We discontinued our HEPTAZYME program and began leveraging our nucleic acid expertise to develop RNAi based therapeutics and develop diagnostic technologies for use by our collaborators and also plan to enter into licensing, process development and manufacturing arrangements.  As a result, we reorganized certain departments and reduced staff.   We expect that these actions will reduce operating expenses by approximately 30% in 2003.   In October 2002, we committed to a minimum three-month severance agreement for all current employees for termination without cause.  Along with other senior management severance agreements, company-wide severance if effected, would cost approximately $3.5 million.

Proposed Private Placement.  In February 2003, we entered into a definitive common stock and warrant purchase agreement (the Stock Purchase Agreement) with Sprout Group, Oxford Bioscience Partners IV, Venrock Associates, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (the Investors) pursuant to which we have agreed to issue and sell and the Investors have agreed to purchase shares of our common stock and five-year warrants to purchase common stock for aggregate consideration of $48 million. The purchase price will be $0.33 per share; however, the price is subject to reduction (if we breach representations and warranties made in the Stock Purchase Agreement) to $0.28 per share. Based on the assumed $0.33 per share purchase price, we will issue to the Investors 145,454,545 shares of our common stock and warrants to purchase 30,090,909 shares of common stock exercisable at $0.42 per share.

As a result of their combined approximate 87% ownership (after giving effect to the exercise of the warrants and other stock issuances pursuant to the Stock Purchase Agreement), together with Board representation, the Investors will have control over RPI following consummation of the transactions contemplated by the Stock Purchase Agreement. The Investors will have the right to designate four of our seven Board members.

Consummation of the transactions is subject to a number of conditions, including, but not limited to:

•                            approval of our stockholders;

•                            appointment to the Board of the four Investor designees;

•                            adoption of an amended and restated certificate of incorporation in order to effect a reverse stock split;

•                            change the Company’s name;

•                            increase the number of authorized shares;

•                            adopt a provision permitting shareholder action to be taken by written consent in lieu of a meeting;

•                            execution by our officers, key employees and consultants of non-competition and non-solicitation agreements;

•                            no material adverse change prior to closing; and,

•                            amendment of our bylaws.

In connection with the execution of the Stock Purchase Agreement, we obtained certain waivers and amendments to the agreements with Schering AG and to our agreements with Elan. Schering has agreed to restructure our debt obligations to them. Among other things, Elan has agreed to convert all of the outstanding shares of our Series A and Series B Preferred Stock into shares of our common stock immediately prior to the closing of the transaction, to waive certain pre-emptive rights, and to waive its right to nominate a director for election to our board of directors. Each of Schering and Elan granted these waivers based on the condition that the transactions are consummated without material changes from the terms that were presented to them. As one of the conditions to the Investors’ obligation to close, these waivers, and other consents, must be in effect at closing.

The execution of the transactions contemplated by the Stock Purchase Agreement will have a highly dilutive effect on current stockholders in that the percentage ownership of our current stockholders will decline significantly as a result of the additional shares issued pursuant to the Stock Purchase Agreement.  The number of shares issued pursuant to the Stock Purchase Agreement will increase substantially the number of shares of common stock currently outstanding.  This means that our current stockholders will own a much smaller interest in us as a result of the completion of the transactions contemplated by the Stock Purchase Agreement.  For purposes of example only, a stockholder who owned 10% of our outstanding stock as of February 11, 2003, would own just 1.0% of the shares outstanding immediately after the completion of the transactions contemplated by the Stock Purchase Agreement.

We anticipate that, with the consummation of the private placement transaction, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements into 2005. We expect to incur substantial additional costs, including costs related to:

•                  our research, drug discovery and development programs;

•                  preclinical studies of our products, if developed;

•                  prosecuting and enforcing patent claims;

•                  general administrative and legal fees; and

•                  manufacturing and marketing of our products, if any.

We will continue to need to raise additional capital through any or all of the following:  public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by selling more stock, your ownership share in us will be diluted.  We may grant future investors rights superior to those of existing shareholders.  In addition, we do not know if additional funding will be available or on acceptable terms when needed.

At December 31, 2002, we had available net operating loss carryforwards and research and development credit carryforwards of $169.2 million and $4.5 million, respectively, for income tax purposes. Our ability to utilize our net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the “change in ownership” rules under Section 382 of the Internal Revenue Code.

Risk Factors

We are a biotechnology company in the early stage of development and have only a limited operating history for you to review in evaluating our business and prospects.

Our ribozyme and RNAi technologies are in an early stage of development and will require further testing before we can apply them to developing RNA-based therapeutic products. There can be no assurance that our technologies will enable us, or any of our collaborators, to discover and develop therapeutic products.

All of our products are in early stages of development, have never generated any sales and require extensive testing before commercialization. We do not expect our most advanced drug ANGIOZYME to be commercially available for several years, if at all. Furthermore our RNAi-based drugs will require even longer development times.

You must consider, based on our limited history, our ability to:

•          Obtain the financial resources necessary to develop, test, manufacture and market products;

•          Engage corporate partners to assist in developing, testing, manufacturing and marketing our products;

•          Satisfy the requirements of clinical trial protocols, including patient enrollment;

•          Establish and demonstrate the clinical efficacy and safety of our products;

•          Obtain necessary regulatory approvals; and

•          Market our products to achieve acceptance and use by the medical community in general.

If we complete the proposed stock purchase transaction, you may experience substantial dilution.

You may experience substantial dilution if we complete the proposed stock purchase transaction. The purchase price will equal either $0.28 or $0.33 per share. In addition to purchasing shares of our common stock, the investors will purchase warrants exercisable at $0.42 per share for shares of our common stock. In conjunction with negotiating the stock purchase agreement, we also negotiated an agreement with Elan as a result of which Elan will, at closing of the proposed transaction, convert all of its outstanding Series A and Series B Convertible Preferred Stock into shares of our common stock and receive additional warrants to purchase shares of our common stock.  As a result of all of these changes, your ownership stake in our company may be substantially diluted and we expect that existing stockholders will own approximately 13% of our outstanding stock.

We have a history of losses, expect future losses and cannot assure you that we will ever become or remain profitable.

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under research and development agreements, and lines of credit. As of December 31, 2002, our accumulated deficit was $194.5 million. We expect that the use of our net operating loss will be significantly restricted in the future as a result of a change of control associated with the proposed stock purchase transaction.

We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our products, including preclinical studies and clinical trials, and, if we obtain necessary regulatory approvals, on sales and marketing efforts.

If we cannot obtain additional financing, we may curtail our research and development, relinquish our rights to some or all of our products or declare bankruptcy.

Our existing financial resources and expected revenues from our collaborations are insufficient to continue to meet our operating and capital requirements at existing levels. We need to raise substantial additional capital to pursue our business strategy, which requires significant expenditures for research and development and preclinical and clinical development. Our financing alternatives have proven to be limited. If we cannot complete the previously announced stock purchase transaction, we will be required to consider:

•          Curtailing our research and development plans;

•          Selling some or all of our intellectual property;

•          Selling our diagnostics business; or

•          Winding up our operations and declaring bankruptcy.

There can be no assurance that if we choose to attempt to sell some or all of our intellectual property, or if we choose to sell our diagnostic business, that we will be able to do so, or that if we are able to complete sales, that we will be able to complete sales on terms and conditions that are favorable to us.

There is a significant degree of uncertainty relating to our patents that could cause us to incur substantial costs and delays as a result of proceedings and litigation regarding patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved.

We have filed patent applications on various aspects of RNAi technology that have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. The scope of our issued patents may not be sufficiently broad to offer meaningful protection against competitive products. Our basic ribozyme patents, the Cech patents, unless extended, expire in 2008 in the United States and in 2007 in Europe and Japan. Although our license to these ribozyme patents extends through the expiration of the Cech patents or any extensions thereof, our licensor preserves the right to terminate our license before such time under certain circumstances. We have received approval of some additional patent applications covering various aspects of the nucleic acid and ribozyme technology, and we have filed patent applications for other technology improvements and modifications that have not yet been approved.

We cannot be certain that the named inventors of subject matter claimed by our patents and patent applications were the first to invent or the first to file patent applications for these inventions.

We have filed documents in opposition of one ribozyme related patent granted to a competitor in Europe. Competitors have filed documents in opposition of our Cech patents in Europe and Japan on ribozyme technology. The patent opposition in Japan has been resolved in our favor. The European opposition proceeding is in progress. However, at the oral proceedings in July 2000, the European Opposition Division found no grounds for revoking the Cech patents but decided to clarify the scope of the claims to cover self-splicing intervening sequence derived ribozymes. This decision is on appeal at the European Patent Office Technical Board. We anticipate interference proceedings involving one of our ribozyme-related patents in the United States. We are also involved in a re-examination proceeding involving one of our patents in the United States.

The manufacture, use or sale of our products may infringe on the patent rights of others.

If we are unable to avoid infringing another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•          Incur substantial monetary damages;

•          Encounter significant delays in marketing our products; and

•          Be unable to participate in the manufacture, use or sale of products or methods of treatment requiring licenses.

In addition, we regularly enter into agreements to in-license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, we would lose the rights to those technologies and patents.

We may not have identified all United States and foreign patents that pose a risk of infringement. We may be forced to litigate if an intellectual property dispute arises.

This litigation could be extremely expensive. Proceedings and litigation involving our patents or patent applications also could result in adverse findings about:

•          The patentability of our inventions and product candidates; or

•          The enforceability, validity or scope of protection provided by our patents.

As discussed above, our competitors have taken the position in patent oppositions and elsewhere that our patents are invalid or that our activities infringe on their ribozyme related patent rights. While we do not believe we are infringing on the patent rights of our known competitors, we may have to incur substantial costs if litigation is brought against us by these competitors.

We depend upon our collaborative relationships and our collaborators have rights under these agreements which if exercised could impair our ability to develop our products and our operating results.

Engaging corporate partners and other third parties to develop, test and manufacture our initial products has been, and is expected to continue to be, a key element of our strategy. Our current partners, Chiron and Elan, have the right to terminate unilaterally our existing agreements or to discontinue funding their share of product development expenses. Based on public statements made by Elan, we do not believe that Elan is likely to continue funding our collaboration for the development of HERZYME. We will not continue with independent development of this product. Generally, if any of our current partners were to terminate its funding of the development of a particular product, we may not have the right or resources to continue development of that product on our own.

In addition, there are many aspects of our collaborations that have been and will continue to be outside of our control including:

•          Decisions by our collaborators to extend or renew our agreements and relationships;

•          The pace of development of our products including the achievement of performance milestones;

•          Development by our collaborators of competing technologies or products;

•          Exercise by our collaborators of marketing or manufacturing rights; and

•          The loss of our rights to products or the profits from our products if we are unable to fund our share of development costs.

Because we must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any product we develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the Food and Drug Administration, the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Before commencing clinical trials in humans, we must submit and receive approval from the FDA for an IND. Clinical trials are subject to oversight by institutional review boards and the FDA and:

•          Must be conducted in conformity with the FDA’s good laboratory practice regulations;

•          Must meet requirements for institutional review board oversight;

•          Must meet requirements for informed consent;

•          Must meet requirements for good clinical practices;

•          Are subject to continuing FDA oversight;

•          May require large numbers of test subjects; and

•                              May be suspended by the FDA or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. Additionally, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all the applicable regulatory requirements needed to receive marketing clearance.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

Our products require materials that may not be readily available or cost effective, which may reduce our competitiveness or reduce our profitability.

The products we are developing are new chemical entities that are not yet available in commercial quantities. Raw materials necessary for the manufacture of our products may not be available in sufficient quantities or at a reasonable cost in the future. Therefore, our products may not be available at a reasonable cost in the future.

Disclosure of our trade secrets could reduce our competitiveness.

Because trade secrets and other unpatented proprietary information are critical to our business, we attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, third parties may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights.

We lack sales and marketing experience and will likely rely upon third parties to market our products that will result in a loss of control over the marketing process.

We currently intend to rely on third parties with established direct sales forces to market, distribute and sell many of our products. These third parties may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, sales force recruitment and management and promotional activities. We may be unable to control the actions of these third parties. We may be unable to make or maintain arrangements with third parties to perform these activities on favorable terms.

Our success may depend on third-party reimbursement of patients’ costs for our products that could result in price pressure or reduced demand for our products.

Our ability to market products successfully will depend in part on the extent to which various third parties are willing to reimburse patients for the costs of our products and related treatments. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third party payers may not authorize or may limit reimbursement for our products, even if our products are safer or more effective than the alternatives. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for our products. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect our ability to sell our products and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business.

Following completion of the proposed stock purchase transaction, a small number of investors could control all of our activities.

If we complete the proposed stock purchase transaction, the investors will own approximately 87% of our outstanding stock (after giving effect to the exercise of the warrants and other stock issuances pursuant to the Stock Purchase Agreement). In addition, the investors will have the right to select four of seven designees to our Board of Directors. In connection with the proposed stock purchase transaction, we also have agreed to seek stockholder approval for an amendment to our amended certificate of incorporation that would permit stockholder action to be taken by written consent instead of by means of an actual meeting. As a result of all of these changes, if we complete the proposed stock purchase transaction, the investors will be able to take any action, even those actions that, under Delaware law, require the affirmative vote of a supermajority of the stockholders, by written consent, without the need for a stockholders’ meeting. For example, if the investors were to act in concert, the investors could decide to take the company private, to sell some or all of its assets, or to effect a merger without holding a stockholder’s meeting. If the investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

Our common stock has limited trading volume and a history of volatility that could impair your investment.

You may be unable to sell securities you purchase from us at the time or price desired. The market price of our common stock has fluctuated dramatically in recent years. The trading price of our common stock may continue to fluctuate substantially due to:

•        Quarterly variations in our operating results;

•        Our ability to raise additional funds;

•        Completion of our proposed reverse stock split;

•        Ownership interest of the new investors;

•        Changes in the status of our corporate collaborative agreements;

•        Changes in earnings estimates by market research analysts;

•        Clinical trials of products;

•        Research activities, technological innovations or new products by us or our competitors;

•        Developments or disputes concerning patents or proprietary rights;

•        Purchases or sales of our stock by our executive officers, directors or substantial holders of our common stock;

•        Timing or denial by the FDA of clinical trial protocols or marketing applications;

•        Securities class actions or other litigation; and

•        Changes in government regulations.

These fluctuations have sometimes been unrelated to our operating performance. As a result, the value of your shares could vary significantly from time to time. The historical trading volume of our common stock has been limited. After this offering, an active public market for the common stock may not develop or be sustained.

Both our corporate documents and Delaware law have anti-takeover provisions that may discourage transactions involving actual or potential changes of control at premium prices.

Our corporate documents and provisions of Delaware law applicable to us include provisions that discourage change of control transactions. For example, our corporate documents:

•                              Require procedures to be followed and specify time periods to be met for any stockholder to propose matters for consideration at annual stockholder meetings, including the nomination of directors for election at those meetings; and

•                              Authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences and other designations of preferred stock, including the voting rights, at its discretion.

In addition, we are subject to provisions of Delaware General Corporations Law that may make some business combinations more difficult. As a result, transactions that otherwise could involve the premium over prevailing market prices to holders of our common stock may be discouraged or may be more difficult for us to effect as compared to companies organized in other jurisdictions.

We are involved in pending litigation and cannot at this time predict the ultimate outcome or possible loss that could result from that litigation.

We are a defendant in a lawsuit brought as a class action on behalf of purchasers of our common stock on November 16 and 17, 1999. The lawsuit alleged the defendants violated certain federal securities laws based upon an allegedly misleading announcement made on November 15, 1999. On November 7, 2002, we announced that an agreement has been reached with the plaintiffs to settle the shareholder class action lawsuit. At a hearing on March 27, 2003, the court approved the settlement as proposed and will issue an order confirming the approval shortly. Our liability insurance policy has agreed to cover the full amount of the settlement.

Our common stock may be delisted from The Nasdaq Stock Market.

We were notified by The Nasdaq Stock Market, Inc. on March 18, 2003 that we had failed to comply with the Marketplace Rules for continued listing of our common stock on the Nasdaq National Market.  Specifically, we were advised that we failed to meet the minimum bid price requirement because our common stock has closed at less than $1.00 per share since September 2002 and we failed to comply with the minimum $10 million stockholders’ equity requirement.  We have requested, and been granted, an appeal.  During the time leading up to our appeal later in April, the delisting of our common stock will be stayed.  Although we believe that the proposed private placement transaction, as well as our proposed reverse stock split, may permit us to meet Nasdaq’s requirements, there can be no assurance that we will be successful in our appeal.  If we are not successful and our common stock is delisted, the market for our securities will not be as liquid.

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

Submitted as part of Item 15(a) of this Form 10-K and incorporated herein by reference.

ITEM 9.                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors, executive officers and key employees of Ribozyme Pharmaceuticals, Inc. are as follows:

Name	Age	Position

Howard W. Robin (1)	50	Chief Executive Officer, President and Director

Marvin Tancer	52	Chief Financial Officer and Vice President of Operations

Nassim Usman, Ph.D	43	Chief Scientific Officer and Vice President of Research and Development

Lawrence E. Bullock	47	Vice President of Finance and Administration and Secretary

Jeremy L. Curnock Cook (1) (2) (3) (4).	53	Director

John Groom (2) (4)	64	Director

Samuel R. Saks, M.D.(3)	48	Director

Anders P. Wiklund (2) (3) (4).	62	Director

(1)        Member of the Executive Committee

(2)        Member of the Compensation Committee

(3)        Member of the Audit Committee

(4)        Member of Nominating and Governance Committee

Howard W. Robin has served as Chief Executive Officer, President and Director since July 2001.  From January 2001 to June 2001, Mr. Robin was Chief Operating Officer, President and Director.  From 1991 to 2001 Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc. and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer.  From 1984 to 1987 Mr. Robin was Director of Business Planning & Development at Berlex.  He was a Senior Associate with Arthur Anderson & Company prior to joining Berlex.  He received his BS in Accounting & Finance from Farleigh Dickinson University in 1974.

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

Nassim Usman, Ph.D., has served as Chief Scientific Officer since February 2002 and Vice President of Research and Development since August 2000. From December 1999 to July 2000, Dr. Usman served as Senior Vice President of Research. From May 1996 to December 1999, Dr. Usman served as Vice President of Research at Ribozyme Pharmaceuticals. From April 1994 until May 1996, Dr. Usman served as Director of Chemistry and Biochemistry Research and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry. Dr. Usman is also a director of atugen AG.  From January 1987 to September 1992, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology. Dr. Usman received his Ph.D. in chemistry from McGill University.

Lawrence E. Bullock has served as Vice President of Administration and Finance and Secretary since January 1996. From December 1990 to January 1996, Mr. Bullock was Chief Financial Officer, Director of Finance and Administration and Secretary of La Jolla Pharmaceutical Company, a biopharmaceutical company. Mr. Bullock received his M.B.A. from the University of Utah.  Mr. Bullock terminated his employment with RPI in February 2003.

Jeremy L. Curnock Cook has served as a director since July 1995. Mr. Cook was a director of Rothschild Asset Management, an investment management company, where he was responsible for the Rothschild Bioscience Unit from 1987 until his retirement in 2000. Mr. Cook founded the International Biochemicals Group in 1975, which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. He is Executive Chairman of Bioscience Managers Ltd., a corporate advisory company, and Non-Executive Chairman of Targeted Genetics Inc.  He is also a director of Virogen Ltd., AMRAD Corporation, GlycoDesign, Inc., Valigen, N.V., Inflazyme Pharmaceuticals, Inc., autgen AG and Biocompatibles International plc. Mr. Cook received an M.A. in Natural Sciences from Trinity College Dublin.

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

All of our directors, except Howard Robin, have submitted to the Board their resignation letters indicating that they will resign from our Board upon consummation of the proposed private placement.  The Board will then fill the four vacancies with four designees nominated by the investors.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

ITEM 14.        CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 of the Rules promulgated under the Securities Exchange Act of 1934, as amended ) as of a date within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures and have concluded that these disclosure controls and procedures are effective. This conclusion is based on our evaluation as of the evaluation date.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

4.5	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated February 18, 2000(23)
4.6	Amendment to the Certificate of Designation, Preferences and Rights of the Series L Preferred Stock of Ribozyme Pharmaceuticals dated May 1, 2000(23)
4.7	Amendment to the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock and Series B Preferred Stock of Ribozyme Pharmaceuticals(23)
4.8	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company.(24)
10.1	Form of Indemnity Agreement entered into between Ribozyme Pharmaceuticals and its directors and officers, with related schedule(1)
10.2	Ribozyme Pharmaceuticals’ Incentive Stock Option Plan, including form of Incentive Stock Option Agreement(1)
10.3	Ribozyme Pharmaceuticals’ Non-Qualified Stock Option Plan, including form of Non-Qualified Stock Option Agreement(1)
10.4	Ribozyme Pharmaceuticals’ 1996 Stock Option Plan, including forms of Incentive Stock Option Nonstatutory Stock Option Agreements(1)
10.5	Ribozyme Pharmaceuticals’ 1996 Stock Employee Stock Purchase Plan (1)
10.6	Employment Agreement dated January 1, 1997 between Ribozyme Pharmaceuticals and Ralph E. Christoffersen(5)

10.7	Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated December 23, 1992(1)
10.8	Incentive Stock Option Agreement between Ribozyme Pharmaceuticals and Ralph E. Christoffersen dated September 23, 1994(1)
10.9	Warrant Purchase Agreement dated March 15, 1995, between Ribozyme Pharmaceuticals and Hambrecht & Quist Guaranty Finance(1)
10.10	Warrant to Purchase Common Stock dated March 15, 1995, issued to Hambrecht & Quist Guaranty Finance(1)
10.11	Warrant to Purchase Common Stock dated February 22, 1993, issued to LINC Scientific Leasing(1)
10.12	Warrant to Purchase Common Stock dated July 30, 1993, issued to Douglas E. Olson(1)
10.13	Warrant to Purchase Common Stock dated July 30, 1993, issued to Richard J. Warburg and Ruth P. Warburg(1)
10.14	Warrant to Purchase Common Stock dated December 28, 1994, issued to Competitive Technologies, Inc.(1)
10.15	Warrant to Purchase Common Stock dated December 29, 1995, issued to Silicon Valley Bank(1)
10.16	Warrant to Purchase Common Stock dated July 26, 1996, issued to Silicon Valley Bank(1)
10.17	Warrant to Purchase Common Stock dated April 17, 1996, issued to Chiron Corporation(1)
10.18	Collaborative Research, Development and Commercialization Agreement dated July 15, 1994, between Ribozyme Pharmaceuticals and Chiron Corporation(1)
10.19	Research Collaboration and Licensing Agreement dated November 1, 1995, between Ribozyme Pharmaceuticals and Pharmacia Biotech, AB(1)
10.20	Research and Development Collaboration Agreement dated April 19, 1993, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner - Lambert Company(1)
10.21	First Amendment to the Research and Development Collaboration Agreement dated April 17, 1995, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)
10.22	Second Amendment to the Research and Development Collaboration Agreement dated February 8, 1996, between Ribozyme Pharmaceuticals and Parke-Davis Division of Warner-Lambert Company(1)
10.23	Financing Agreement dated March 16, 1995, among Wilderness Place Holdings L.L.C., Hambrecht & Quist Guaranty Finance, L.P. and Ribozyme Pharmaceuticals(1)
10.24	Negotiable Promissory Note dated October 7, 1992, between Ribozyme Pharmaceuticals and Ralph Christoffersen and Addendum dated June 25, 1993(1)
10.25	Employment Agreement dated January 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)
10.26	Promissory Note dated February 8, 1996, between Ribozyme Pharmaceuticals and Lawrence E. Bullock(1)
10.27	Lease for Real Property dated May 20, 1992, between Aero-Tech Investments and Ribozyme Pharmaceuticals(1)
10.28	Non-Disturbance and Attornment Agreement dated March 31, 1995, among General American Life Insurance Company, Aero-Tech Investments, Wilderness Place Holdings L.L.C. and Ribozyme Pharmaceuticals(1)
10.29	Master Lease Agreement dated September 2, 1992, between Ribozyme Pharmaceuticals and LINC Scientific Leasing(1)
10.30	Loan and Security Agreement dated February 28, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)
10.31	Loan Modification Agreement dated December 21, 1994, between Ribozyme Pharmaceuticals and Silicon Valley Bank(1)
10.32	Loan and Security Agreement dated December 29, 1995, between Ribozyme Pharmaceuticals and Silicon Valley Bank and MMC/GATX Partnership No. 1(1)
10.33	Warrant to Purchase Common Stock dated December 29, 1995, issued to MMC/GATX Partnership No. 1(1)
10.34	Agreement dated February 29, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation relating to research and development funding(1)

10.35

Amendments to original Employment Agreements between Ribozyme Pharmaceuticals and Ralph E. Christoffersen, Lawrence E. Bullock and Nassim Usman, pursuant to letters dated November 14, 1996, November 22, 1996, and December 15, 1996(3)

10.36	Promissory Note dated June 4, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(3)
10.37	Amendment to Lease for Real Property dated March 13, 1997, between Aero - Tech Investments and Ribozyme Pharmaceuticals(3)
10.38	Employment Agreement dated May 2, 1996, between Ribozyme Pharmaceuticals and Nassim Usman(2)
10.39	Collaboration Agreement Regarding Use of Ribozymes to Determine Gene Function dated May 13, 1996, between Ribozyme Pharmaceuticals and Chiron Corporation(2)
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

10.72	License Agreement dated January 7, 2000, among Ribozyme Pharmaceuticals and Medizyme Pharmaceuticals, Ltd. (11)*
10.73	Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd. (11)
10.74	Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd. (11)
10.75	Agreement dated January 31, 2000, between Ribozyme Pharmaceuticals and Avecia Limited (11)*
10.76	Employment Agreement dated July 6, 2000 between Ribozyme Pharmaceuticals and Dr. Nassim Usman (12)
10.77	Employment Agreement dated July 6, 2000, between Ribozyme Pharmaceuticals and Dr. Lawrence Blatt (12)
10.78	Repurchase of Ribozyme Product agreement dated September 28, 2000 between Ribozyme Pharmaceuticals and Eli Lilly and Company (13)*
10.79	Common Stock Purchase Agreement dated December 29, 2000 by and between Ribozyme Pharmaceuticals, Inc. and Acqua Wellington North America Equities Fund, Ltd. (15)
10.80	Employment Agreement dated January 4, 2001 between Ribozyme Pharmaceuticals and Howard Robin (16)
10.81	Warrant to Purchase Shares of Common Stock between the Company and Heidrick & Struggles dated January 4, 2001(17)
10.82	Amendment to Chiron Corporation - Ribozyme Pharmaceuticals, Inc. Collaborative Research, Development and Commercialization Agreement dated March 20, 2001(17)
10.83	Employment Agreement dated May 29, 2001 between Marvin Tancer and the Company(18)
10.84	Amendment to Employment Agreement dated April 30, 2001 between Lawrence Blatt and the Company(18)
10.85	Amendment to Employment Agreement dated April 30, 2001 between Lawrence E. Bullock and the Company(18)
10.86	Amendment to Employment Agreement dated April 30, 2001 between Ralph E. Christoffersen and the Company(18)
10.87	Amendment to Employment Agreement dated April 30, 2001 between J. Wayne Cowens and the Company(18)
10.88	Amendment to Employment Agreement dated April 30, 2001 between Alene A. Holzman and the Company(18)
10.89	Amendment to Employment Agreement dated April 30, 2001 between Nassim Usman and the Company(18)
10.90	Amendment to Employment Agreement dated April 30, 2001 between Fran Wincott and the Company(18)

10.91	Amendment to Employment Agreement dated June 18, 2001 between Howard W. Robin and the Company(19)
10.92	Amendment to Employment Agreement dated July 1, 2001 between Ralph E. Christoffersen and the Company(19)
10.93	Amendment to Employment Agreement dated July 15, 2001 between Marvin Tancer and the Company(19)
10.94	Securities Purchase Agreement dated December 21, 2001 by and between Ribozyme Pharmaceuticals and Elan International Services, Ltd.(20)
10.95	Warrant Agreement dated November 28, 2001 by and between Ribozyme Pharmaceuticals and ABN AMRO Incorporated(21)
10.96	Form of Warrant to purchase Common Stock dated November 28, 2001 issued to selected institutional investors(22)
10.97	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein.(24)
10.98	Form of Voting Agreement between Ribozyme Pharmaceuticals, Inc. and each stockholder who is a party thereto.(24)
10.99	Schering AG Waiver Letter(24)
10.100	Elan Waiver and Conversion Letter(24)
10.101	Employment Agreement dated as of February 11, 2003 between Ribozyme Pharmaceuticals, Inc. and Howard Robin.(24)
10.102	Employment Agreement dated as of February 11, 2003 between Ribozyme Pharmaceuticals, Inc. and Marvin Tancer.(24)
10.103	Employment Agreement dated as of February 11, 2003 between Ribozyme Pharmaceuticals, Inc. and Dr. Nassim Usman.(24)
23.1	Consent of Ernst & Young LLP, Independent Auditors(25)
99.1	Certification (25)

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

(10.5)                        Documents incorporated by reference herein to certain exhibitVs to Ribozyme Pharmaceuticals’ Form S-1 Registration Statement, Amendment No. 3, File No. 333-75079.

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

(20)                                 Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated January 16, 2002.

(21)                                 Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated February 25, 2002.

(22)                                 Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated December 11, 2001.

(23)                                 Documents incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-K for the year ended December 31, 2001.

(24)                                 Documents incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated February 14, 2003.

(25)                                 Filed herewith.

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

A report on Form 8-K was filed on August 14, 2002 announcing our second quarter results and the realignment of our business strategy. A press release including the second quarter results, as well as a discussion of the company’s strategy was attached as an Exhibit to the 8-K.  In addition, as another exhibit, we filed a revised discussion of our business together with associated risk factors.

A report on Form 8-K was filed on February 25, 2003 announcing that on February 11, 2003, we entered into a definitive common stock and warrant purchase agreement with select investors pursuant to which the Company agreed to issue and sell and the investors agreed to purchase shares of our common stock and five-year warrants to purchase common stock for aggregate consideration of $48 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Boulder, Colorado, on March 28, 2003.

RIBOZYME PHARMACEUTICALS, INC.

By:	/s/ HOWARD W. ROBIN
Howard W. Robin
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/HOWARD W. ROBIN	Chief Executive Officer and President	March 28, 2003
Howard W. Robin	(Principal Executive Officer) and Director

/s/ MARVIN TANCER	Chief Financial Officer, Vice President of	March 28, 2003
Marvin Tancer	Operations (Principal Financial and Accounting Officer)

/s/ JEREMY C. COOK	Chairman of the Board of Directors	March 28, 2003
Jeremy C. Cook

/s/ JOHN GROOM	Director	March 28, 2003
John Groom

/s/ SAMUEL R. SAKS	Director	March 28, 2003
Samuel R. Saks, M.D.

/s/ ANDERS WIKLUND	Director	March 28, 2003
Anders Wiklund

CERTIFICATIONS

I, Howard Robin, certify that:

1.               I have reviewed this annual report on Form 10-K of Ribozyme Pharmaceuticals;

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

Date: March 28, 2003

/s/ Howard W. Robin
President and Chief Executive Officer

I, Marvin Tancer, certify that:

1.               I have reviewed this annual report on Form 10-K of Ribozyme Pharmaceuticals;

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

Date: March 28, 2003

/s/ Marvin Tancer
Vice President of Operations and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Ribozyme Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ribozyme Pharmaceuticals, Inc., as of December 31, 2002 and 2001, and the related statements of operations, redeemable preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribozyme Pharmaceuticals, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses since inception related to clinical trials and the cost of manufacturing drugs, has insufficient working capital to meet budgeted cash requirements for the next year without additional financing and has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2003, except for Note 13, as to which the date is March 7, 2003

RIBOZYME PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,064,940	$23,497,986
Securities available-for-sale	6,756,038	11,497,084
Accounts receivable	263,714	711,470
Accounts receivable—joint venture	157,370	491,194
Accounts receivable—related parties	62,561	340,533
Notes receivable—related parties	214,000	324,000
Prepaid expenses and other	541,752	173,466
Total current assets	10,060,375	37,035,733
Property, plant, and equipment:
Machinery and equipment	10,426,092	9,368,007
Leasehold improvements	5,227,380	4,799,381
Office furniture and equipment	2,019,564	2,001,064
	17,673,036	16,168,452
Accumulated depreciation	(13,149,227)	(11,580,139)
	4,523,809	4,588,313
Notes receivable—related parties	692,000	541,000
Deferred patent costs, net of accumulated amortization (2002—$993,058; 2001—$772,157)	5,886,733	5,544,614
Investment in joint venture	—	3,577,340
Other assets	735,208	736,208
Total assets	$21,898,125	$52,023,208
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable—trade	$943,091	$2,100,144
Accrued wages	1,136,610	810,922
Accrued liabilities	1,179,961	1,647,253
Deferred revenue, current portion—related parties	400,000	400,000
Deferred revenue, current portion	893,752	—
Current portion of long-term debt	479,782	169,117
Total current liabilities	5,033,196	5,127,436
Deferred revenue, long-term portion—related parties	—	400,010
Long term debt	3,028,712	474,018
Convertible debt—joint venture	—	8,896,658
Convertible debt—related parties	3,460,000	3,220,000
Commitments and contingencies
Preferred stock, $.01 par value; Series A convertible exchangeable preferred stock, 25,000 shares authorized; 12,015 shares issued and outstanding at December 31, 2002 and 2001, respectively (preference in liquidation, including accreted dividends, of $14,329,366 and $13,506,802, in 2002 and 2001, respectively)	12,015,000	12,015,000
Accreted preferred stock dividends	2,314,366	1,491,802

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; Series B convertible preferred stock, 9,905 and zero shares issued and outstanding at December 31, 2002 and 2001, respectively (preference in liquidation of $11,032,670 and zero, in 2002 and 2001, respectively)	99	—
Preferred stock issuable	1,126,718	—
Accreted preferred stock dividends	747,841	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,285,356 and 20,012,608 shares issued and outstanding at December 31, 2002 and 2001, respectively	202,854	200,126
Additional paid-in capital	188,471,255	179,989,655
Accumulated deficit	(194,509,078)	(159,802,790)
Unrealized gain on securities available-for-sale	7,162	11,293
Total stockholders’ (deficit) equity	(3,953,149)	20,398,284
Total liabilities and stockholders’ (deficit) equity	$21,898,125	$52,023,208

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31
	2002	2001	2000
Revenues:
Collaborative agreements	$3,488,088	$3,318,246	$8,301,545
Collaborative agreements—joint venture	1,069,295	3,959,411	6,052,429
Collaborative agreements—related parties	590,323	1,030,226	1,191,338
Total revenues	5,147,706	8,307,883	15,545,312
Expenses:
Research and development	28,659,341	56,688,960	21,721,055
General and administrative	5,505,035	4,512,197	3,723,158
Total expenses	34,164,376	61,201,157	25,444,213
Operating loss	(29,016,670)	(52,893,274)	(9,898,901)
Other income (expense):
Interest income	389,155	2,164,638	3,195,989
Interest expense	(802,631)	(819,576)	(150,840)
Other income	69	50,950	4,000
Equity in loss of unconsolidated affiliates	(5,276,211)	(8,340,899)	(9,031,805)
Total other expense	(5,689,618)	(6,944,887)	(5,982,656)
Net loss	(34,706,288)	(59,838,161)	(15,881,557)
Accretion of dividends on preferred stock	1,570,407	775,346	716,456
Net loss applicable to common stock	$(36,276,695)	$(60,613,507)	$(16,598,013)
Net loss per share (basic and diluted)	$(1.80)	$(3.59)	$(1.15)
Shares used in computing net loss per share	20,134,359	16,883,324	14,390,068

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Convertible Exchangeable Preferred Stock			Preferred Stock
	Shares	Amount	Accreted Preferred Stock Dividends	Shares	Amount	Preferred Stock Issuable Amount	Accreted Preferred Stock Dividends
Balance at December 31, 1999	—	—	—	5	—	—	—
Issuance of common stock for cash—public offering net of issuance costs of $3,886,887	—	—	—	—	—	—	—
Issuance of common stock for cash—Elan Corporation, plc net of issuance costs of $38,547	—	—	—	—	—
Issuance of preferred stock for cash	12,015	12,015,000	—	—	—	—	—
Issuance of common stock for cash—Eli Lilly	—	—	—	—	—	—	—
Conversion of convertible preferred stock for common shares	—	—	—	(5)	—	—	—
Conversion of convertible debt for common shares	—	—	—	—	—	—	—
Issuance of common stock upon the exercise of warrants	—	—	—	—	—	—	—
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	—	—	—	—	—	—	—
Expense for vesting of performance stock options	—	—	—	—	—	—	—
Compensation for issuance of common stock options	—	—	—	—	—	—	—
Preferred stock dividends accreted	—	—	716,456	—	—	—	—
Net loss	—	—	—	—	—	—	—
Change in unrealized loss on securities	—	—	—	—	—	—	—
Comprehensive loss
Balance at December 31, 2000	12,015	12,015,000	716,456	—	—	—	—
Issuance of common stock and warrants for cash—public offering, net of costs of $931,604	—	—	—	—	—	—	—
Issuance of common stock and warrants for cash—Elan Corporation, net of costs of $64,105	—	—	—	—	—	—	—
Issuance of common stock in exchange for product rights—Chiron Corporation	—	—	—	—	—	—	—
Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—
Issuance of common stock under 401(k) plan	—	—	—	—	—	—	—
Issuance of warrants in exchange for professional services	—	—	—	—	—	—	—
Compensation for issuance of common stock options	—	—	—	—	—	—	—
Preferred stock dividends accreted	—	—	775,346	—	—	—	—
Net loss	—	—	—	—	—	—	—
Change in unrealized gain on securities	—	—	—	—	—	—	—
Comprehensive loss
Balance at December 31, 2001	12,015	12,015,000	1,491,802	—	—	—	—
Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—
Conversion of convertible debt to preferred stock, Series B—Elan	—	—	—	9,905	99	—	—
Preferred stock issuable to Elan for financing	—	—	—	—	—	1,126,718	—
Compensation for issuance of stock options	—	—	—	—	—	—	—
Preferred stock dividends accreted	—	—	822,564	—	—	—	747,841
Net loss	—	—	—	—	—	—	—
Change in unrealized gain on securities	—	—	—	—	—	—	—
Comprehensive loss
Balance at December 31, 2002	12,015	$12,015,000	$2,314,366	9,905	$99	$1,126,718	$747,841

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	(Loss)/ Gain on Securities	Deferred Compenstion	Total
Balance at December 31, 1999	11,263,252	112,633	98,894,100	(84,083,072)	(2,399)	(40,618)	14,880,644
Issuance of common stock for cash—public offering net of issuance costs of $3,886,887	3,150,000	31,500	52,841,653	—	—	—	52,873,153
Issuance of common stock for cash—Elan Corporation, plc net of issuance costs of $38,547	641,026	6,410	4,954,099	—	—	—	4,960,509
Issuance of preferred stock for cash	—	—	—	—	—	—	—
Issuance of common stock for cash—Eli Lilly	252,632	2,526	2,997,474	—	—	—	3,000,000
Conversion of convertible preferred stock for common shares	636,640	6,366	(6,366)	—	—	—	—
Conversion of convertible debt for common shares	42,435	424	996,781	—	—	—	997,205
Issuance of common stock upon the exercise of warrants	20,250	203	(203)	—	—	—	—
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	255,242	2,553	1,394,358	—	—	—	1,396,911
Expense for vesting of performance stock options	—	—	1,732,198	—	—	—	1,732,198
Compensation for issuance of common stock options	—	—	(2,749)	—	—	26,142	23,393
Preferred stock dividends accreted	—	—	(716,456)	—	—	—	(716,456)
Net loss	—	—	—	(15,881,557)	—	—	(15,881,557)
Change in unrealized loss on securities	—	—	—	—	(3,025)	—	(3,025)
Comprehensive loss							(15,884,582)
Balance at December 31, 2000	16,261,477	162,615	163,084,889	(99,964,629)	(5,424)	(14,476)	63,262,975
Issuance of common stock and warrants for cash—public offering, net of costs of $931,604	2,261,905	22,619	8,545,777	—	—	—	8,568,396
Issuance of common stock and warrants for cash—Elan Corporation, net of costs of $64,105	1,250,500	12,505	7,926,390	—	—	—	7,938,895
Issuance of common stock in exchange for product rights—Chiron Corporation	38,920	389	274,611	—	—	—	275,000
Issuance of common stock under stock option and employee stock purchase plan	128,364	1,284	446,616	—	—	—	447,900
Issuance of common stock under 401(k) plan	71,442	714	288,804	—	—	—	289,518
Issuance of warrants in exchange for professional services	—	—	197,914	—	—	—	197,914
Compensation for issuance of common stock options	—	—	—	—	—	14,476	14,476
Preferred stock dividends accreted	—	—	(775,346)	—	—	—	(775,346)
Net loss	—	—	—	(59,838,161)	—	—	(59,838,161)
Change in unrealized gain on securities	—	—	—	—	16,717	—	16,717
Comprehensive loss							(59,821,444)
Balance at December 31, 2001	20,012,608	200,126	$179,989,655	(159,802,790)	11,293	—	20,398,284
Issuance of common stock under stock option and employee stock purchase plan	272,748	2,728	121,317	—	—	—	124,045
Conversion of convertible debt to preferred stock, Series B—Elan	—	—	9,905,853	—	—	—	9,905,952
Preferred stock issuable to Elan for financing	—	—	—	—	—	—	1,126,718
Compensation for issuance of stock options	—	—	24,835	—	—	—	24,835
Preferred stock dividends accreted	—	—	(1,570,405)	—	—	—	(822,564)
Net loss	—	—	—	(34,706,288)	—	—	(34,706,288)
Change in unrealized gain on securities	—	—	—	—	(4,131)	—	(4,131)
Comprehensive loss							(34,710,419)
Balance at December 31, 2002	20,285,356	202,854	$188,471,255	$(194,509,078)	$7,162	$—	$(3,953,149)

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2002	2001	2000
Operating activities
Net loss	$(34,706,288)	$(59,838,161)	$(15,881,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,696,999	1,756,186	1,626,197
Amortization	276,555	197,869	194,730
Equity in loss of unconsolidated affiliates	5,276,211	8,340,899	9,031,805
Financed third party manufacturing cost	3,573,491	—	—
Write-off of deferred patent costs	684,389	—	—
Compensation related to common stock and options	24,835	303,994	1,975,189
Compensation for forgiveness of notes receivable—related parties	189,000	201,187	136,466
Stock issued in exchange for product rights	—	275,000	—
Expense related to issuance of stock and warrants	—	197,914	—
Revenue recognized for stock received in licensing agreement	—	(205,443)	—
Loss (gain) on disposal of equipment	6,285	(50,950)	—
Accrued interest included in convertible debt—related parties	688,687	819,576	141,864
Recognition of deferred revenue—related parties	(400,010)	(399,996)	(399,995)
Changes in operating assets and liabilities:
Accounts receivable	1,059,552	2,052,686	(1,565,990)
Prepaid expenses and other	(368,286)	2,720	(58,518)
Other assets	1,000	5,345	(79,519)
Accounts payable—trade	(1,157,053)	1,014,947	110,888
Accrued wages and liabilities	(141,604)	597,362	1,234,660
Deferred revenue	893,752	—	—
Net cash used by operating activities	(22,402,485)	(44,728,865)	(3,533,780)

Investing activities
Additions to property, plant, and equipment	(1,638,780)	(2,822,972)	(1,388,657)
Proceeds from the disposition of property, plant and equipment	—	95,788	—
Additions to deferred patent costs	(1,303,063)	(884,445)	(821,461)
Net sales (purchases) of securities available-for-sale	4,736,915	20,823,794	(28,056,928)
Initial investment in unconsolidated affiliate	—	—	(12,015,000)
Additional investment in joint venture	(1,698,871)	(5,544,694)	(3,390,350)
Loan repayments—related parties	220,000	988,148	—
Loan advances—related parties	(450,000)	(1,738,148)	—
Net cash provided (used) by investing activities	(133,799)	10,917,471	(45,672,396)

Financing activities
Net proceeds from issuance of common and preferred stock and exercised warrants	124,045	16,955,191	74,025,976
Payments under loan facilities	(1,898,045)	—	(7,100,455)
Draw down on line of credit with Elan	1,687,325	5,540,537	2,701,351
Borrowings under loan facilities	1,189,913	2,643,134	2,000,000
Net cash provided by financing activities	1,103,238	25,138,862	71,626,872
Net (decrease) increase in cash and cash equivalents	(21,433,046)	(8,672,532)	22,420,696
Cash and cash equivalents at beginning of year	23,497,986	32,170,518	9,749,822
Cash and cash equivalents at end of year	$2,064,940	$23,497,986	$32,170,518

Non-cash activity Preferred stock dividends accreted	1,570,407	775,346	716,456
Note payable converted into Series B Preferred Stock	9,905,952	—	—

See accompanying notes.

RIBOZYME PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

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

Capital Requirements, Management’s Plans and Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.   The Company incurred a net loss of $34,706,288 for the year ended December 31, 2002 and has an accumulated deficit of $194,509,078 at December 31, 2002.  The Company incurred significant costs during 2001 due to the scale up of clinical trials and the cost of manufacturing drugs.  Development of the Company’s products will require a commitment of substantial additional funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market and to establish manufacturing and marketing capabilities. The Company’s future capital requirements will depend on many factors, including, among others, the progress of the Company’s research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company’s existing research relationships, determination as to the commercial potential of the Company’s potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures.

On February 11, 2003, the Company entered into a definitive common stock and warrant purchase agreement (SPA) with certain investors pursuant to which the Company has agreed to issue and sell to the investors the Company’s common stock and five-year warrants to purchase common stock for aggregate consideration of $48 million. Consummation of the transaction is subject to a number of conditions, including, but not limited to, the approval of the Company’s stockholders; appointment to the Board of the four investor designees; adoption of an amended and restated certificate of incorporation in order to effect a reverse stock split, change the Company’s name, increase the number of authorized shares and adopt a provision permitting shareholder action to be taken by written consent in lieu of a meeting; there not having occurred any material adverse change prior to closing; and amendment of the Company’s bylaw, see Note 13.

Management intends to address the future requirements of the Company through corporate partnerships, potential equity and debt financing and management of resources as required.  If the SPA is not approved by stockholders, or is not executed for any other reason, the Company would likely be forced to cease operations.  Management believes that subject to the execution of the SPA, its financial resources will be sufficient to allow the Company to sustain its operations into 2005.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting and Disclosure of Stock Based Compensation (“SFAS No. 123”).

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2002	2001	2000
Net loss as reported	$(34,706,288)	$(59,838,161)	$(15,881,557)
Add: Stock-based employee compensation expense included in reported income	—	14,476	1,755,591
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,908,094)	(4,286,507)	(3,573,469)
Pro forma net loss	(37,614,382)	(64,110,192)	(17,699,435)
Pro forma net loss applicable to common stock	$(39,184,789)	$(64,885,538)	$(18,415,891)
Pro forma loss per share (basic and diluted)	$(1.95)	$(3.84)	$(1.28)

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

Deferred Patent Costs

The Company capitalizes legal costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, using the straight-line method. On a quarterly basis, the Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.   During 2002 the Company expensed $684,389 related to abandoned patents which is included in Research and Development expense.

Below is an estimate of patent amortization expense for the next five years:

	2003	2004	2005	2006	2007
Estimated amortization expense	$200,000	$247,059	$294,118	$341,176	$388,235

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

Revenue Recognition and Accounts Receivable

Revenue from collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding milestones, license fees and other payments. Revenue from nonrefundable up-front fees is recognized upon signing of the agreement when it represents a culmination of a separate earnings process. All other up-front fees are deferred and recognized systematically over the period the fees are earned. Revenue from ongoing research and development funding is recorded as the expenses are incurred and is typically based on the fully burdened cost of a researcher working on a collaboration. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned. Revenue from milestones, license fees and other payments will be recognized when earned. License revenue is recognized ratably over the term of the license and milestone revenue is recognized in full when the related milestone performance goal is achieved. Payments received in advance under these agreements are recorded as deferred revenue until earned. The Company has no further research commitments from our collaborators for any revenue recognized. The Company’s accounts receivable are predominately collaborative agreement receivables, and to date, the Company has not experienced any losses with respect to the collection of its accounts receivables.

In 2002, 2001 and 2000, Chiron accounted for approximately 42%, 37% and 29% of collaborative revenues, respectively. In 2002, 2001 and 2000 Medizyme accounted for approximately 21%, 48% and 39% of collaborative revenues, respectively.  Revenues from Chiron and Medizyme were for nonrefundable, ongoing research and development fees.

Research and Development Expenses

Research and development costs are expensed as incurred.

Segment Information

Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments.  The Company’s operations are one operating segment.

Accounting for Investments in Unconsolidated Affiliates

The Company accounts for its investments in Medizyme Pharmaceuticals, Ltd. (Medizyme) and atugen under the equity method.  The Company has recorded its share of Medizyme’s net losses against its cost basis. At December 31, 2002 the Company had absorbed its entire cost basis in its investment in Medizyme; however, the Company is committed to fund future losses incurred by Medizyme and therefore may continue to invest in Medizyme and subsequently recognize its portion of ongoing losses.  In 1999, the Company had absorbed its entire cost basis in atugen through its share of atugen’s net losses and since the Company has no other funding commitments to atugen the Company has ceased recording it share of atugen’s net losses.  The Company’s investment in Archemix is accounted for under the cost method.

Impact of Recently issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  The Company adopted SFAS No. 142 beginning January 1, 2002.  The Company has not undergone any business combinations and therefore SFAS No. 141 and SFAS No. 142 has had no effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001.  The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations.  This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.  Assets held-for-sale are not depreciated and are stated at the lower of fair value or carrying amount.  This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted SFAS No. 144 beginning January 1, 2002.  The Company periodically reviews the carrying amounts of our long-lived assets to determine whether events or circumstances require adjustments to the carrying amounts.  In such reviews, estimated undiscounted future cash flows associated with long-lived assets or operations are compared with their carrying value to determine if a write-down is required.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not adopted the provisions of SFAS 146 in the December 31, 2002 financial statements, or for any prior periods.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS is effective for fiscal periods ending after December 15, 2002. The disclosure requirements have been met.

2.   Securities Available-for-Sale

At December 31, 2002 and 2001 management determined that certain marketable securities held by the Company were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income or expense, as appropriate. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.   The following is a summary of securities available-for-sale:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2001:
U.S. Corporate Debt Securities (maturing in 2002)	$11,485,791	$11,293	$—	$11,497,084
At December 31, 2002:
U.S. Corporate Debt Securities (maturing in 2003)	$6,748,876	$7,162	$—	$6,756,038

3.     Long-Term Debt

Long-term debt as of December 31, 2002 and 2001, consists of the following:

	2002	2001
Equipment loan (I)	$1,535,003	$643,135
Convertible debt—related parties (II)	3,460,000	3,220,000
Convertible debt—joint venture (III)	—	8,896,658
Note payable (IV)	1,973,491	—
	6,968,494	12,759,793
Current portion	(479,782)	(169,117)
Long-term debt	$6,488,712	$12,590,676

I.

In December 2001, the Company negotiated an equipment credit facility of $4,000,000 with a financing company.  The agreement requires monthly principal and interest payments for 36 or 48 months, depending on the type of equipment financed. The interest rate fixed to each draw down is 5.61% and 5.42% over the rates of 36 or 48 month treasury bills, respectively, at the time of the draw down.  The facility expired in November 2002 and therefore no additional amounts can be borrowed.  The interest rate on these borrowings averaged 9.5% at December 31, 2002.

II.

In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company borrowed from the corporate partner up to $2.0 million annually through 2001. The loans are collateralized 50% by equipment purchases. The loans carry an interest rate of 8% per annum and under certain circumstances are convertible into equity, at the then current market price, at the option of the corporate partner. Principal and interest payments on the loans are deferred until their maturity which is in April 2004. In April 2000, the Company paid down $6.9 million of the outstanding debt with proceeds from a public offering.  In June 2000, the corporate partner elected to convert the remaining balance of approximately $997,205 into 42,435 shares of the Company’s common stock.  Since the June 2000 conversion of the balance, the Company has drawn down the final $3.0 million on the debt facility, which as of December 31, 2002 remains outstanding.  See Note 7 on Schering AG.

III.

In January 2000, the Company entered into a joint venture agreement with a corporate partner for the development and commercialization of a potential product to treat breast and other cancers.  The development of the drug  required funds of up to $15 million and therefore the corporate partner made available to the Company a convertible promissory note to fund up to $12,015,000 of development expenses through January 2006.  The note carried an interest rate of 12% compounded on a semi-annual basis. Pursuant to the joint venture agreement, in June 2002 the note was converted into the Company’s Series B Preferred Convertible Stock.  See Note 7 on Elan Corporation.

IV.

In the fourth quarter of 2002 the Company purchased on credit $3.6 million of drug from a contract manufacturer.  The terms of payment for the purchase were $1.6 million due paid October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005.  The future payments will accrue interest at the rate of 6% compounded annually, calculated from January 1, 2003 until payment.

The Company did not pay cash but accrued interest for the year ended December 31, 2001. Cash paid for interest for the years ended December 31, 2002, 2001 and 2000 was $110,890, $0 and $892,199, respectively.  At December 31, 2002 the carrying amounts of the Company’s long-term debt approximates the fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

As of December 31, 2002, maturities of long-term debt are as follows:

Amount
2003	$479,782
2004	5,077,813
2005	1,279,089
2006	131,810
$6,968,494

4.   Leases

The Company leases office space in two buildings under noncancelable operating leases that expire in October 2007 and June 2007. According to the terms of the leases, rent for the buildings will increase each year based on Consumer Price Index increases, with a minimum of 3.5% and a maximum of 6.0%.  Total rent expense, including miscellaneous laboratory equipment rentals, was $853,108, $782,819 and $453,686 in 2002, 2001 and 2000, respectively.

The Company’s minimum operating lease commitments at December 31, 2002 are as follows:

2003	$1,065,844
2004	1,080,621
2005	1,100,179
2006	1,120,421
2007	777,204
2008 and thereafter	—
$5,144,269

Under a separate agreement, the Company sublet a portion of their building to atugen, an unconsolidated affiliate. Rental income from atugen USA for 2002, 2001 and 2000 was $105,062, $188,814 and $102,577, respectively.  The sublease expired in October 2002 and atugen USA has ceased operations.

5.     Redeemable Preferred Stock and Stockholders’ Equity

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan Corporation (Elan) to fund its 80.1% share of the initial capitalization of Medizyme (see Note 7).  At Elan’s option, the Series A Preferred Stock is convertible into the Company’s common stock or may be exchanged for a 30.1% interest in Medizyme.  Because of this exchange feature, the Company has classified for the periods presented $12,015,000 of its Series A Preferred Stock and related preferred stock dividends of $2,314,366, $1,491,802 and $716,456 at December 31, 2002, 2001 and 2000, respectively, outside of permanent equity in accordance with EITF Topic No. D-98, Classification of and Measurement of Redeemable Securities. The right of Elan to exchange the Series A Preferred Stock is applicable for the period October 2002 through May 2003.  Subsequent to May 2003 and if the exchange right expires unexercised, the Series A Preferred Stock will be reclassified to permanent equity.

Employee Stock Purchase Plan  The Company adopted an Employee Stock Purchase Plan (the Purchase Plan), authorizing the issuance of 600,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, each offering is twenty-four months’ duration with purchases occurring on each October 31 and April 30 during each offering. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased.  As of December 31, 2002, 572,553 shares have been issued under the Purchase Plan.  The Company will require stockholders to approve additional shares for issuance under the Purchase Plan for the offering period commencing November 1, 2002.  Shares approved subsequent to the beginning of an offering may require the Company to recognize a compensation expense for the period in which the shares are approved.  The compensation expense will likely be incurred during the second quarter of 2003.

Stock Option Plans  The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the Plans, as amended), under which it authorized stock option grants to purchase up to 5,767,154 shares of the Company’s common stock to eligible employees, consultants, and other individuals, as defined in the Plans. Options to purchase the Company’s common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally past options became exercisable at twenty percent at the end of each of years one through five. However, in December 2000 the Board of Directors approved future vesting of grants at twenty-five percent at the end of each of years one through four.  If not exercised, the options expire after ten years. The Board of Directors has also granted certain employees options that accelerate vesting upon achievement of certain contingent milestone events.

Changes in stock options for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Options	Exercise Price
Outstanding at December 31, 1999	1,732,440	$.45-$12.78
Options granted	619,510	$9.13-$58.75
Options exercised/cancelled	(276,037)	$.45-$58.75
Outstanding at December 31, 2000	2,075,913	$.45-$31.25
Options granted	1,034,800	$4.00-$10.50
Options exercised/cancelled	(246,960)	$.45-$28.88
Outstanding at December 31, 2001	2,863,753	$.45-$31.25
Options granted	1,909,005	$.27-$ 4.97
Options exercised/cancelled	(1,005,673)	$.45-$31.00
Outstanding at December 31, 2002	3,767,085	$.27-$31.25

The weighted average exercise price of options outstanding at December 31, 2002, 2001 and 2000 was $4.55, $8.44 and $8.83, respectively.

Stock options vest as follows:

Options
Currently exercisable	1,188,014

2003	931,948
2004	826,881
2005	510,569
2006	309,673
2007 and thereafter	—
Total	3,767,085

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.27	—	$0.77	840,085	9.72	$0.57	160	$0.35
$0.78	—	$1.12	791,109	9.37	$0.85	13,309	$1.04
$1.17	—	$3.00	543,807	6.20	$2.65	395,517	$2.95
$3.01	—	$5.63	564,744	7.60	$4.67	280,309	$5.06
$5.75	—	$10.50	726,165	7.88	$8.92	320,508	$8.76
$10.88	—	$20.02	198,675	7.62	$13.98	122,691	$13.91
$24.69	—	$31.25	102,500	7.63	$25.74	55,520	$25.80

$0.27	—	$31.25	3,767,085	8.30	$4.55	1,188,014	$7.20

Stock Based Compensation  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 2002, 2001, and 2000, the Company recorded $24,835, $14,476, and $23,393, respectively, of compensation relating to the grant of stock options and an anti-dilution agreement.   The expense recorded in 2001 and 2000 relate to pre-IPO issuances that were deferred until vesting was completed. In addition, the Company recorded expense of $1.7 million during 2000 related to performance stock options that vested due to achievement of specific performance criteria during the year. The expense recorded in 2002 relates to options issued to consultants, which was accounted for under the requirements of SFAS 123.

Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.75%, 4.3% and 5.6%; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 1.09, 1.04 and 1.08; and a weighted-average expected life of the option of 6 years. The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $0.84, $7.03 and $18.53, respectively.

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

Common Stock Reserved  Below is a summary of common stock reserved by the Company at December 31, 2002 for issuance upon the exercise of the various options, warrants, the 401(k) plan and Purchase Plan.

SHARES
Stock option plans	5,309,224
Employee stock purchase plan	27,447
Employee 401(k) stock match	140,156
Warrants at $5.00 per share (expires in 2006)	542,144
Warrants at $5.47 per share (expires in 2004)	9,000
Warrants at $9.94 per share (expires in 2004)	25,000
Warrants at $12.00 per share (expires in 2006)	350,000
Warrants at $15.75 per share (no expiration)	1,270
Warrants at $20.00 per share (expires in 2007)	300,000
Warrants at $22.50 per share (2,222 warrants expire in 2005, remainder in 2006)	448,890
7,153,131

The Company’s ability to pay dividends is restricted by the terms of its collaborative, convertible debt and equipment loan facility agreements.

6.   Unconsolidated German Affiliate - atugen

In 1998, the Company transferred its gene function and target validation business and technology to atugen, a separately funded German affiliate. Financing for atugen was accomplished through an equity investment of $2.0 million in cash from the Company in 1998, a venture capital investment of $7.0 million and a commitment by the German government to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, the Company retained a 49.5% ownership in atugen.  However, since formation, atugen has had additional rounds of financing and as a result, the Company retained approximately 31% ownership in atugen at the end of 2002. The Company accounts for its investment in atugen under the equity method of accounting.  In connection with its formation, atugen received exclusive royalty-free licenses to the Company’s patents and technologies for target validation and discovery in exchange for a one-time $2.0 million payment which was received by the Company in January 1999. The entire amount of this one-time payment was deferred at December 31, 1998 and is being amortized over the five-year term of the license agreement and is reflected in the Company’s equity in earnings.  As of December 31, 1999 the Company had absorbed its entire cost basis in this equity investment through its share of atugen’s net losses.  The Company will retain rights to develop ribozyme therapeutic agents against targets validated by atugen.

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

Chiron and the Company are jointly collaborating in the development of ANGIOZYME, the Company’s lead product candidate for the treatment of solid tumor cancers.  The Company recorded revenues and credit to expenses from Chiron of $2,582,260, $11,935,567 and $4,529,795, in 2002, 2001 and 2000, respectively, for 50% of ANGIOZYME clinical development and manufacturing expenses incurred by the Company. There are no future obligations between the Company and Chiron related to revenues that were recognized in 2002, 2001 and 2000.

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

Schering AG made an equity investment in the Company in May 1997 of $2.5 million in exchange for 212,766 shares of common stock, and made an additional equity investment of $2.5 million for 465,117 shares in April 1998. Separately, Schering AG provided loans of $2.0 million in each of years 1997, 1998, 1999, 2000 and 2001. According to the terms of the Company’s agreement with Schering AG, 50% of borrowings on the line of credit were collateralized by equipment purchases. The loans, which carry an interest rate of 8% per annum, are convertible into equity at the option of Schering AG under certain circumstances.  In April 2000, after the completion of a public offering, the Company paid down $6.9 million of the outstanding borrowings from Schering AG.  In June 2000, Schering AG converted the remaining balance of $997,205 into 42,435 shares of the Company’s common stock at the market closing price on June 19, 2000 of $23.50. At December 31, 2002, the outstanding borrowings and accrued interest of $3.5 million were convertible into approximately 14.4 million shares of the Company’s common stock. Principal and interest payments are deferred until maturity of the loans which is in April 2004. The Company may earn success fees upon product development milestones and will manufacture synthetic ribozyme products and receive royalties on sales of both ribozyme and non- ribozyme products resulting from the collaboration. All such payments are subject to some restrictions, including receipt of certain third party consents. The agreement expired in April 2002.

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

Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. The Company’s $12.0 million capital contribution was funded by the sale to Elan of (i) 12,015 shares of the Company’s Series A Convertible Exchangeable Preferred Stock (the Series A Preferred Stock), (ii) a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which expired unexercised in January 2002, and (iii) a warrant to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $20.00 per share with a term of seven years. The Series A Preferred Stock has a stated dividend rate of 6.0% which is payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share.  The Series A Preferred Stock has a liquidation preference of $12,015,000 plus accrued and unpaid dividends.  At December 31, 2002, the Company has recorded $2,314,366 as an accreted dividend related to this preferred stock arrangement.

As a result of Medizyme’s initial capitalization, the Company owns 80.1% of the outstanding capital stock of Medizyme and Elan owns 19.9%. However, Elan can exchange, at its option, all of its shares of the Company’s Series A Preferred Stock for 30.1% of RPI’s interest in Medizyme. After such redemption, Elan would own 50% of the then outstanding capital stock of Medizyme. Elan also has the option of converting its shares of the Company’s Series A Preferred Stock and any related accreted preferred stock dividends into shares of RPI’s common stock at a fixed price.   As of December 31, 2002, the Series A Preferred Stock and accreted dividends were convertible into 1,194,114 shares of the Company’s common stock.

Medizyme paid Elan in cash a $15.0 million non-refundable license fee for the MEDIPAD® drug delivery technology. As a result of this licensing transaction, Medizyme capitalized the entire license fee and is amortizing the balance over the three-year term of the agreement since Medizyme’s license of the MEDIPAD® device was intended for use with any ribozyme drug developed by Medizyme targeting a gene believed responsible for certain breast cancers. The Company estimated that funding for Medizyme would require approximately $15.0 million in additional operating and development costs. In connection with expected funding requirements, Elan agreed to provide the Company with a $12.0 million credit facility to fund the Company’s pro rata portion of Medizyme’s operating costs over the development period, which was 42 months. At the end of December 2002, the Company had utilized the credit facility and had borrowed $9.9 million. The note carried an interest rate of 12% compounded on a semi-annual basis.  In June 2002, Elan converted this debt and accrued interest into 9,905 shares of our Series B Convertible Preferred Stock (the Series B Preferred Stock). The Series B Preferred Stock (the Series B Preferred Stock), ultimately is convertible into shares of the Company’s common stock at a 50% premium to the average price of its common stock for the 60 days prior to the time of the applicable draw down on the credit facility. The Series B Preferred Stock has a stated dividend rate of 12%, which is payable semi-annually through the issuance of additional shares of Series B Preferred Stock at a nominal value of $1,000 per share. If converted at December 31, 2002, the Series B Preferred Stock, preferred stock issuable and the Series B accreted dividends would be convertible into 1,488,106 shares of the Company’s common stock. For the year ended December 31, 2002, the Company recorded $1.4 million in revenues and reimbursements from Medizyme, of the total $6.7 million in research and development expenses recorded by Medizyme.  The Company recorded $5.3 million as equity in the net loss of Medizyme.

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

The joint venture agreement provides for equal representation by the Company and Elan in the operating and management decisions of Medizyme. Due to the significant minority investor rights retained by Elan Corporation, and its subsidiaries, the Company accounts for its investment in Medizyme under the equity method of accounting.  Separate financial statements for Medizyme are included in this Form 10-K. The following table presents unaudited summary financial information for Medizyme as of December 31, 2002.

Balance Sheet:

Assets

Cash and cash equivalents	$828
Total Assets	$828

Liabilities and Stockholders’ (Deficit) Equity

Accounts payable and accrued liabilities to joint venture owners	$159,808
Total current liabilities	159,808

Convertible preferred stock, $1.00 par value; 6,000 shares authorized, 6,000 shares issued and outstanding at December 31, 2002	6,000
Common stock, $1.00 par value; 6,000 shares authorized, 6,000 shares issued and outstanding at December 31, 2002	6,000
Contributed surplus	28,263,800
Deficit accumulated during the development stage	(28,434,780)
Total liabilities and stockholders’ (deficit) equity	$828

Results of Operations:

License fee amortization	$5,000,000
Research and development	1,729,069
General and administrative	16,035
Total operating expenses	6,745,104

Net loss	$(6,745,104)

Archemix Corporation

In May 2001, the Company announced the formation of a strategic alliance with Archemix Corporation, a Massachusetts privately held biotechnology company, that will allow both companies to capitalize on reciprocal intellectual property in the field of proteomics and molecular diagnostics.  Under the terms of the agreement, Archemix received exclusive licenses and sublicenses to the Company’s intellectual property covering the allosteric ribozyme technology for use in detecting proteins in connection with drug development and in a wide range of molecular detection applications.  In exchange for the licenses, the Company received an equity position in Archemix, a seat on Archemix’s Board of Directors and a seat on the Scientific Advisory Board.  The Company accounts for its investment under the cost method.  In addition, the Company received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications.  As of December 31, 2002, the Company no longer holds a seat on either Archemix’s Board of Directors or Scientific Advisory Board.

Geron Corporation

In December 2001, the Company announced a collaboration with Geron Corporation, a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. Initially, Geron paid the Company for consultation in nucleic acid technology to improve process development, scale-up and the manufacturing process for GRN163.  In July 2002, the Company announced an agreement whereby the Company will manufacture GRN163 for use in Geron’s preclinical studies.  Under the terms of the agreement, Geron will pay the Company approximately $2.2 million in non-refundable fees related to the process development and manufacture of GRN163.  As of December 31, 2002, the Company had recognized $718,000 in revenues related to the agreement.

Fujirebio

In March 2002, the Company announced an agreement with Fujirebio to develop and commercialize ribozyme-based clinical diagnostic products. Under the terms of the agreement, Fujirebio will receive exclusive commercialization rights for East Asia, including Japan, for any resulting products from the collaboration. During 2002, the Company received $556,000 from Fujirebio related to the collaboration.  If the programs are successful, the Company will receive licensing fees, research funding, milestone payments, and royalties as well as retain certain manufacturing rights. Recently the Company completed the first phase of its program with Fujirebio and are in the process of analyzing the results. It is uncertain at the present time if Fujirebio will continue with the collaboration.

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

The Company, along with one or more of its officers or directors,  are defendants in several class action lawsuits brought on behalf of purchasers of the Company’s common stock on November 16 and 17, 1999. The lawsuits, which are substantially identical, allege that that the Company violated certain federal securities laws based upon the Company having made an allegedly misleading announcement on November 15, 1999. On November 7, 2002, the Company announced that an agreement was reached with the plaintiffs to settle the shareholder class action lawsuit.  At a hearing on March 27, 2003, the court approved the settlement as proposed and will issue an order confirming the approval shortly. The Company’s liability insurance policy has agreed to cover the full amount of the settlement.

9.   Related Party Transactions

At December 31, 2002, 2001 and 2000, the Company had a total of $906,000, $865,000 and $316,187, respectively, of non-interest bearing loans due from executive officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed 5 years. The Company forgave $189,000, $201,187 and $136,466, of these loans during each of the years ending December 31, 2002, 2001 and 2000, respectively.

In 1998, the Company gave to its officers and certain other employees stock in the newly formed atugen at no personal cost to the individuals, but which was expensed by the Company.  As of December 31, 2002, these officers and other employees still retain an equity interest in atugen.  In addition, and related to the Archemix licensing agreement, an executive served on the Archemix Board of Directors during 2002, and accordingly, received compensation in cash and stock options.  As of December 31, 2002, the executive no longer serves on the Archemix Board of Directors.

In August 2002, the Company reached an agreement with Jeremy Curnock Cook, the Company’s Chairman of the Board, whereby the Company utilized his consulting firm, Bioscience Management, plc, for strategic planning.   During 2002, the Company paid $85,000 and $39,884 to Bioscience Management and Mr. Cook, respectively, in fees for consulting services provided.

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

At December 31, 2002, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

Expiration Date	Net Operating Losses	Research and Development Credits	State Investment Credits
2001	$—	$—	$—
2007	3,506,000	101,000	—
2008	7,363,000	185,000	—
2009	9,239,000	316,000	—
2010	11,953,000	139,000	—
2011	15,125,000	181,000	—
2012	15,291,000	296,000	—
2018	10,109,000	475,000	—
2019	8,215,000	405,000	—
2020	7,456,000	710,000	—
2021	52,169,000	646,000	—
2022	28,750,000	1,095,000	—
Total	$169,176,000	$4,549,000	$—

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could have been triggered by the Company’s initial public offering or by subsequent sales of securities by the Company or its shareholders.  See Note 13 regarding potential change in ownership.

The components of the Company’s deferred tax assets and liabilities, net of taxes, as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$63,054,000	$52,403,000
Research and development and state investment credit carryforwards	4,548,000	5,677,000
Depreciation	1,081,000	967,000
Equity in loss of unconsolidated affiliate	8,769,000	6,807,000
Deferred income	483,000	298,000
Other	(1,000)	53,000
	77,934,000	66,205,000
Valuation allowance	(76,169,000)	(64,443,000)
Net deferred tax assets	1,765,000	1,762,000
Deferred tax liabilities:
Deferred patent costs	1,678,000	1,632,000
Deferred income	—	—
Other	87,000	130,000
Total deferred tax liabilities	1,765,000	1,762,000
	$—	$—

A reconciliation between the statutory federal income tax rate of 34% and the Company’s 0.0%, effective tax rates for the years ended December 31, 2002, 2001, and 2000, respectively, is as follows:

	2002	2001	2000
Expected benefit from federal income taxes at statutory rate of 34%	$(11,800,138)	$(20,319,164)	$(5,399,729)
Permanent differences	19,514	30,617	21,953
State taxes, net of federal benefit	(1,067,948)	(1,839,216)	(487,517)
Other	6,426	1,064,237	421,723
Valuation allowance	12,842,146	21,063,526	5,443,570
Effective income tax rate	$—	$—	$—

11.   Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute 1% to 25% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company’s common stock. In 2002, 2001 and 2000, the Board approved a 50% common stock match equal to total participant deferrals made in each respective year.  Expense related to the stock match was $237,880, $289,518 and $219,598 for years ended 2002, 2001 and 2000, respectively.  The Company stock match is subject to vesting restrictions.

12.  Quarterly Results (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Total revenues	$1,578,636	$1,622,253	$1,307,689	$639,128
Total expenses	8,223,224	9,175,992	6,733,627	10,031,533
Other expense	1,650,075	1,703,601	1,386,889	949,053
Accretion of dividends	202,916	300,856	520,498	546,137
Net loss	(8,497,579)	(9,558,196)	(7,333,325)	(10,887,595)
Basic and diluted net loss per share	$(0.42)	$(0.48)	$(0.36)	$(0.54)

2001
Total revenues	$2,117,262	$2,390,431	$2,029,181	$1,771,009
Total expenses	12,159,553	11,085,040	17,693,655	20,262,909
Other expense	1,870,069	1,652,032	1,720,299	1,702,486
Accretion of dividends	191,267	190,677	197,005	196,397
Net loss	(12,103,627)	(10,537,318)	(17,581,778)	(20,390,783)
Basic and diluted net loss per share	$(0.74)	$(0.64)	$(1.04)	$(1.14)

13.  Subsequent Event

On February 11, 2003, the Company entered into a definitive common stock and warrant purchase agreement (the Stock Purchase Agreement) with Sprout Group, Oxford Bioscience Partners IV, Venrock Associates, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (the Investors) pursuant to which the Company has agreed to issue and sell and the Investors have agreed to purchase shares of the Company’s common stock and five-year warrants to purchase common stock for aggregate consideration of $48 million. The purchase price will be $0.33 per share; however, the price is subject to reduction (if the Company breaches representations and warranties made in the Stock Purchase Agreement) to $0.28 per share. Based on the assumed $0.33 per share purchase price, the Company will issue to the Investors 145,454,545 shares of our common stock and warrants to purchase 30,090,909 shares of common stock exercisable at $0.42 per share.  On March 7, 2003 the Company mailed a Notice of Special Meeting of Stockholders to be held on April 16, 2003 to vote on the terms of the Stock Purchase Agreement.  Pursuant to the Stock Purchase Agreement, if stockholders approve the transaction, the Company and Investors will execute the Stock Purchase Agreement within a few business days of the stockholder meeting.

As a result of their combined approximate 87% ownership (after giving effect to the exercise of the warrants and other stock issuances pursuant to the Stock Purchase Agreement), together with Board representation, the Investors will have control over the Company following consummation of the transactions contemplated by the Stock Purchase Agreement. The Investors will have the right to designate four of the Company’s seven Board members.

Consummation of the transactions is subject to a number of conditions, including, but not limited to, the approval of the Company’s stockholders; appointment to the Board of the four Investor designees; adoption of an amended and restated certificate of incorporation in order to effect a reverse stock split, change the Company’s name, increase the number of authorized shares and adopt a provision permitting shareholder action to be taken by written consent in lieu of a meeting; the execution by the Company and its officers and consultants of non-competition and non-solicitation agreements; there not having occurred any material adverse change prior to closing; and amendment of the Company’s bylaws.

In connection with the execution of the Stock Purchase Agreement, the Company obtained certain waivers and amendments to the agreements with Schering AG and to the Company’s agreements with Elan. Schering has agreed to restructure the Company’s debt obligations to them. Among other things, Elan has agreed to convert all of the outstanding shares of the Company’s Series A and Series B Preferred Stock into shares of the Company’s common stock immediately prior to the closing of the transactions, to waive certain pre-emptive rights, and to waive its right to nominate a director for election to the Company’s board of directors. Each of Schering and Elan granted these waivers based on the condition that the transactions are consummated without material changes from the terms that were presented to them. As one of the conditions to the Investors’ obligation to close, these waivers, and other consents, must be in effect at closing.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Medizyme Pharmaceuticals, Ltd.

We have audited the accompanying balance sheets of Medizyme Pharmaceuticals, Ltd. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizyme Pharmaceuticals, Ltd. at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses since inception related to research, has insufficient working capital to meet budgeted cash requirements for the next year without additional financing and has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ ERNST & YOUNG LLP

Denver, Colorado
January 23, 2003

MEDIZYME PHARMACEUTICALS, LTD.

(A Development Stage Company)

(Incorporated in Bermuda)

BALANCE SHEET

(expressed in United States dollars)

	December 31,
	2002	2001	2000
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$828	$1,128	$10,449
Interest receivable	—	—	247
Total current assets	828	1,128	10,696

License fee	—	5,000,000	10,000,000
Total assets	$828	$5,001,128	$10,010,696

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities to joint venture owners	$159,808	$535,942	$2,044,015
Total current liabilities	159,808	535,942	2,044,015

Stockholders’ (deficit) equity
Preferred stock, $1.00 par value; 6,000 non-voting shares authorized; 6,000 issued and outstanding	6,000	6,000	6,000

Common stock, $1.00 par value; 6,000 voting shares authorized; 6,000 issued and outstanding	6,000	6,000	6,000

Contributed surplus	28,263,800	26,142,862	19,220,647
Deficit accumulated during the development stage	(28,434,780)	(21,689,676)	(11,265,966)
Total stockholders’ (deficit) equity	(158,980)	4,465,186	7,966,681
Total Liabilities and Stockholders’ (Deficit) Equity	$828	$5,001,128	$10,010,696

See accompanying notes.

MEDIZYME PHARMACEUTICALS, LTD.

(A Development Stage Company)

(Incorporated in Bermuda)

STATEMENT OF OPERATIONS

(expressed in United States dollars)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Period From Inception (December 21, 1999) to December 31, 2002
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses
License fee amortization	$5,000,000	$5,000,000	$5,000,000	$15,000,000
Research and development	1,729,069	5,408,952	6,242,801	13,380,822
General and administrative	16,035	14,835	23,636	54,506
Total operating expenses	6,745,104	10,423,787	11,266,437	28,435,328

Other income (expense)
Net investment income	—	77	471	548
Total other income (expense)	—	77	471	548

Net loss	$(6,745,104)	$(10,423,710)	$(11,265,966)	$(28,434,780)

See accompanying notes.

MEDIZYME PHARMACEUTICALS, LTD.

(A Development Stage Company)

(Incorporated in Bermuda)

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

Period from inception (December 21, 1999) to December 31, 2001

(expressed in United States dollars)

					Contributed Surplus	Deficit	Total
	Preferred Stock		Common Stock			accumulated
	Shares	Amount	Shares	Amount		during the development stage	Stockholders’ Equity (Deficit)
Issuance of common shares on January 7, 2000	—	—	6,000	$6,000	$7,494,000	—	$7,500,000
Issuance of preferred shares on January 7, 2000	6,000	$6,000	—	—	7,494,000	—	7,500,000
Contributed surplus	—	—	—	—	4,232,647	—	4,232,647
Comprehensive and net loss	—	—	—	—	—	(11,265,966)	(11,265,966)
Balances at December 31, 2000	6,000	6,000	6,000	6,000	19,220,647	(11,265,966)	7,966,681
Contributed surplus (unaudited)	—	—	—	—	6,922,215	—	6,922,215
Comprehensive and net loss (unaudited)	—	—	—	—	—	(10,423,710)	(10,423,710)
Balances at December 31, 2001 (unaudited)	6,000	6,000	6,000	6,000	26,142,862	(21,689,676)	4,465,186
Contributed surplus (unaudited)	—	—	—	—	2,120,938	—	2,120,938
Comprehensive and net loss (unaudited)	—	—	—	—	—	(6,745,104)	(6,745,104)
Balances at December 31, 2002 (unaudited)	6,000	$6,000	6,000	$6,000	$28,263,800	$(28,434,780)	$(158,980)

See accompanying notes.

MEDIZYME PHARMACEUTICALS, LTD.

(A Development Stage Company)

(Incorporated in Bermuda)

STATEMENT OF CASH FLOWS

(expressed in United States dollars)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Period From Inception (December 21, 1999) to December 31, 2002
	(Unaudited)	(Unaudited)		(Unaudited)
Operating Activities
Net Loss	$(6,745,104)	$(10,423,710)	$(11,265,966)	$(28,434,780)
Amortization of license fee	5,000,000	5,000,000	5,000,000	15,000,000
Adjustment to reconcile net loss to net cash used in operating activities:
Interest receivable	—	247	(247)	—
Accounts payable and accrued liabilities to joint venture owners	(376,134)	(1,508,073)	2,044,015	159,808
Net cash used in operating activities	(2,121,238)	(6,931,536)	(4,222,198)	(13,274,972)

Investing Activities
Purchase of license	—	—	(15,000,000)	(15,000,000)
Net cash used in investing activities	—	—	(15,000,000)	(15,000,000)

Financing Activities
Proceeds from issuance of common shares	—	—	7,500,000	7,500,000
Proceeds from issuance of preferred shares	—	—	7,500,000	7,500,000
Increase in contributed capital	2,120,938	6,922,215	4,232,647	13,275,800
Net cash provided by financing activities	2,120,938	6,922,215	19,232,647	28,275,800

Net (decrease) increase in cash and cash equivalents	(300)	(9,321)	10,449	828

Cash & cash equivalents at beginning of period	1,128	10,449	—	—
Cash & cash equivalents at end of period	$828	$1,128	$10,449	$828

See accompanying notes.

MEDIZYME PHARMACEUTICALS, LTD.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Information as of and for the years ended December 31, 2001 and 2002 are unaudited

December 31, 2002

1. Organization and Basis of Presentation

Medizyme Pharmaceuticals, Ltd. (the Company or Medizyme) was incorporated on December 21, 1999 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. (EIS), a wholly-owned subsidiary of Elan Corporation plc (Elan), and Ribozyme Pharmaceuticals, Inc. (RPI), holding 19.9% (non-voting shares) and 80.1% of the shares, respectively. The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of “Products” (as defined in the Subscription, Joint Development and Operating Agreement (JDOA) dated January 7, 2000 between Medizyme, EIS, RPI and others). The focus of the collaborative venture is to develop “Products” using the intellectual property of Elan, and RPI and the Medizyme technology pursuant to the JDOA.

The Company’s ability to continue as a going concern is entirely dependent upon the funds it receives from its shareholders in connection with the shareholders’ respective obligations to fund the Company’s operations.

The financial information at December 31, 2001 and 2002 and for the years then ended including the cumulative period from inception (December 21, 1999) to December 31, 2002 is unaudited but includes all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such date and the operating results and cash flows for that period.

Capital Requirements, Management’s Plans and Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.   The Company incurred a net loss of $6,745,104 for the year ended December 31, 2002 and has an accumulated deficit of $28,434,780 at December 31, 2002.  The Company relies upon funding from Elan and Ribozyme Pharmaceuticals to fund its expenses.  Elan and Ribozyme Pharmaceuticals are currently in negotiations regarding the future of Medizyme and will likely cease operations during the second quarter of 2003.

2. Significant Accounting Policies

The Company follows accounting principles generally accepted in the United States. Significant accounting policies are as follows:

Research and Development Costs

Research costs are charged as an expense of the period in which they are incurred. Development costs are deferred to future periods if certain criteria relating to future benefits are satisfied and if the costs do not exceed the expected future benefits.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Comprehensive Income

Comprehensive income (loss) approximates net loss for the period ended December 31, 2002, 2001 and 2000.

3. Related Party Transactions

At the end of the period, the amount due to shareholders and companies related through common ownership represents costs for research and development that are subcontracted to RPI and Elan.  Research and development expense of $1,729,069, $5,408,952 and $6,242,801 represents costs under such agreements for the years ended December 31, 2002, 2001 and 2000, respectively.  These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.  Further, the amount due to shareholders is unsecured, and interest free with no set terms of repayment.

4. License

In January 2000, the Company paid a license fee to Elan Corporation plc in the amount of $15,000,000 to acquire rights to certain Elan technology.  The licensed Elan technology, MEDIPAD®, is a disposable continuous subcutaneous drug delivery device, which allows a patient to administer a drug at home.  Medizyme was formed to develop multiple ribozyme based drug products targeted toward breast cancer application that used the MEDIPAD device as the drug delivery mechanism.  Pursuant to the license agreement between the Company and Elan, the MEDIPAD device is intended for use in the delivery of any ribozyme drug developed by the Company targeting a gene believed responsible for certain breast cancers.  In accordance with FASB 2, Accounting for Research and Development Costs, the cost of intangibles that are purchased from others for use in research and development activities and have alternative future uses (in research and development projects or otherwise) should be capitalized and amortized as intangible assets.  Therefore, since the Company’s license of the MEDIPAD device was intended for use with any ribozyme drug developed by the Company targeting a gene believed responsible for certain breast cancers, the license fee was capitalized in 2000 and is being amortized over the three-year term of the license agreement.

5. Shareholders’ Equity

Preferred Shares

In January 2000, the Company issued 6,000 non-voting convertible preference shares (Preferred Shares) for $1,250 per share with a par value of $1.00 each.  3,612 Preferred Shares were issued to RPI and 2,388 Preferred Shares were issued to EIS for net proceeds of $7,500,000.  At any time after January 7, 2002, the holders of the Preferred Shares have the right to convert all, or a portion, of such Preferred Shares into common shares on a one-to-one basis.  Upon liquidation of the Company, the holders of the Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to shareholders before any distribution or payment is made to the holders of any other classes of stock.

Common Shares

In January 2000, the Company issued 6,000 voting common shares to RPI for $1,250 per share with a par value of $1.00 each.  The Company received net proceeds of $7,500,000 related to this issuance.

Contributed Surplus

Contributed surplus of $28,263,800, $26,142,862 and $19,220,647 at December 31, 2002, 2001 and 2000, respectively, represents the share premium of $14,988,000 on amounts initially contributed by shareholders, as well as additional amounts received from shareholders which represents capital contributions to fund the Company’s operating costs.

6. Taxes

Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.