Form 10-Q
period 2003-03-31
SIRNA THERAPEUTICS INC
filed 2003-05-15
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-27914

SIRNA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1697351
(State of incorporation)	(I.R.S. Employer Identification No.)

2950 Wilderness Place

Boulder, Colorado 80301

(Address of principal executive offices)

Registrant’s telephone number: (303) 449-6500

Ribozyme Pharmaceuticals, Inc.
Former name, if changed since last report

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2003 was 28,227,709.

SIRNA THERAPEUTICS, INC.

(Formerly Ribozyme Pharmaceuticals, Inc.)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

(Formerly Ribozyme Pharmaceuticals, Inc.)

CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2003	December 31, 2002
	(unaudited)
Current assets
Cash and cash equivalents	$1,377,393	$2,064,940
Securities available-for-sale	3,489,252	6,756,038
Accounts receivable	228,596	263,714
Accounts receivable-joint venture	71,379	157,370
Accounts receivable-related parties	85,518	62,561
Prepaid expenses and other current assets	676,494	755,752

Total current assets	5,928,632	10,060,375

Property, plant and equipment, net	4,270,443	4,523,809

Notes receivable-related parties	552,000	692,000
Deferred patent costs, net	6,082,592	5,886,733
Other assets	735,208	735,208

Total assets	$17,568,875	$21,898,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable-trade	$679,868	$943,091
Accrued expenses	2,083,575	2,316,571
Deferred revenue, current portion	2,107,425	893,752
Deferred revenue, current portion-related parties	299,960	400,000
Current portion of long-term debt	491,251	479,782

Total current liabilities	5,662,079	5,033,196

Long term debt	2,930,387	3,028,712
Convertible debt	3,520,000	3,460,000

Convertible, exchangeable preferred stock; Series A	12,015,000	12,015,000
Accreted preferred stock dividend	2,529,638	2,314,366

Stockholders’ equity
Convertible preferred stock; Series B	99	99
Preferred stock issuable	1,126,718	1,126,718
Accreted preferred stock dividend	1,094,957	747,841
Common stock (Note 2)	33,809	33,809
Additional paid-in capital (Note 2)	188,077,912	188,640,300
Unrealized gain on securities available-for-sale	1,107	7,162
Accumulated deficit	(199,422,831)	(194,509,078)

Total stockholders’ deficit	(9,088,229)	(3,953,149)

Total liabilities and stockholders’ deficit	$17,568,875	$21,898,125

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

(Formerly Ribozyme Pharmaceuticals, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Collaborative agreements	$384,789	$926,408
Collaborative agreements-joint venture	2,283	425,812
Collaborative agreements-related parties	102,717	226,416

Total revenues	489,789	1,578,636

Expenses:
Research and development	3,776,762	6,740,615
General and administrative	1,389,439	1,482,609

Total expenses	5,166,201	8,223,224

Operating loss	(4,676,412)	(6,644,588)

Other income (expense):
Interest income	20,537	154,407
Interest expense	(124,466)	(336,788)
Other	(729)	(671)
Equity in loss of unconsolidated affiliate	(132,683)	(1,467,023)

Total other expense	(237,341)	(1,650,075)

Net loss	(4,913,753)	(8,294,663)

Accretion of dividends on preferred stock	562,388	202,916

Net loss applicable to common stock	$(5,476,141)	$(8,497,579)

Net loss per share (basic and diluted) (split adjusted, Note 2)	$(1.62)	$(2.55)

Shares used in computing net loss per share (split adjusted, Note 2)	3,380,893	3,335,840

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

(Formerly Ribozyme Pharmaceuticals, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating Activities
Net loss	$(4,913,753)	$(8,294,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,385	505,882
Equity in loss of unconsolidated affiliate	132,683	1,467,023
Compensation for forgiveness of notes receivable-related parties	155,000	95,000
Accrued interest included in convertible debt	60,000	322,099
Accrued interest LT financing	28,873	—
Loss on disposal of equipment	729	671
Changes in operating assets and liabilities:
Accounts receivable	98,152	(209,919)
Prepaid expenses and other current assets	64,258	72,316
Accounts payable-trade	(263,223)	498,505
Accrued expenses	(232,996)	(302,029)
Deferred revenue	1,213,673	651,042
Deferred revenue-related parties	(100,040)	(99,999)

Net cash used in operating activities	(3,331,259)	(5,294,072)

Investing activities
Additions to property, plant and equipment	(119,256)	(688,368)
Additions to deferred patent costs	(249,351)	(152,581)
Net sales of securities available-for-sale	3,260,731	11,485,791
Investment in unconsolidated affiliate	(132,683)	(11,547)
Loan repayments-related parties	—	150,000
Loan advances-related parties	—	(200,000)

Net cash provided by investing activities	2,759,441	10,583,295

Financing activities
Net proceeds from issuance of common and preferred stock	—	1,327
Payments under loan facilities	(115,729)	(40,820)

Net cash used in financing activities	(115,729)	(39,493)
Net (decrease) increase in cash and cash equivalents	(687,547)	5,249,730
Cash and cash equivalents at beginning of period	2,064,940	23,497,986

Cash and cash equivalents at end of period	$1,377,393	$28,747,716

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

(Formerly Ribozyme Pharmaceuticals, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

Note 2: Subsequent Events—Special Meeting of Stockholders and Private Placement

On February 11, 2003, the Company entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (the “Investors”) to sell common stock and warrants for an aggregate amount of approximately $48 million (the “Stock Purchase Agreement”). On April 16, 2003 the Company held a Special Meeting of Stockholders pursuant to which the terms of the Stock Purchase Agreement with the Investors were approved. At the Special Meeting and a subsequent adjournment, the stockholders approved the following proposals:

•	The terms of the private placement to the Investors;
•	An amendment to the Company’s current amended and restated certificate of incorporation to effect a reverse split of its outstanding common stock of 1-for-6, to increase the number of authorized shares of capital stock, to change the Company’s name from Ribozyme Pharmaceuticals, Inc. to Sirna Therapeutics, Inc. and to permit stockholders to act by written consent in lieu of a meeting;
•	An amendment to the Company’s 1996 Stock Option Plan and to the 2001 Stock Option Plan as a result of which the Company will (a) terminate the 1996 Stock Option Plan and have its outstanding options covered by the 2001 Stock Option Plan, (b) increase the number of shares reserved for issuance pursuant to our 2001 Stock Option Plan by a total of 5,666,667 shares (after giving effect to the reverse stock split), and (c) provide a maximum limit on options granted to any individual during any calendar year, of 2 million shares; and
•	An increase in the number of shares reserved for issuance pursuant to the Company’s Employee Stock Purchase Plan by a total of 833,333 shares (after giving effect to the reverse stock split).

On April 21, 2003, pursuant to the Stock Purchase Agreement, we completed the sale of 24,242,425 shares of our common stock and warrants to purchase 5,015,152 shares of our common stock to the Investors for an aggregate consideration of approximately $48 million. The common stock was sold at a price per share of $1.98 and the warrants are exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52.

With the consummation of the above transactions the Investors own approximately 87% (after giving effect to the exercise of the warrants pursuant to the Stock Purchase Agreement, but prior to giving effect to exercise of any stock options) of the Company’s outstanding capital stock. Further, pursuant to the Stock Purchase Agreement, some of the Investors have the right to designate four of the Company’s seven members of the board of directors.

As a result of the one-for-six reverse stock split, every six shares of the Company’s common stock were replaced with one share of the Company’s common stock. All references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-six common stock reverse split on a retroactive basis.

In connection with the execution of the Stock Purchase Agreement, the Company obtained certain waivers and amendments to the Company’s agreements with Schering AG (“Schering”) and to the Company’s agreements with Elan Corporation (“Elan”). In exchange for warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering extended the due date for repayment of the loans from April 2004 to January 2005. Among other things, Elan converted all of the outstanding shares of the Company’s Series A and Series B Preferred Stock into shares of the Company’s common stock immediately prior to the closing of the transactions, waived certain pre-emptive rights, and waived its right to nominate a director for election to the Company’s board of directors. The Series A Preferred Stock and accreted dividends have been reclassified to permanent equity-common stock following the conversion to common stock in April 2003.

Note 3: Medizyme

In January 2000, the Company formed a joint venture with Elan for the development and commercialization of HERZYME™, the Company’s product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD® and certain liposomal drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (“Medizyme”). The MEDIPAD® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. The Company filed an Investigational New Drug for HERZYME in Canada in February 2001, which was approved in April 2001.

While the Company owns 100% of the outstanding common stock of Medizyme, Elan retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, the Company did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of March 31, 2003 the Company had absorbed the entire cost basis in its equity investment through its share of Medizyme’s net losses.

In April 2003, the Company entered into a termination agreement with Elan, under which the Company retains full rights to HERZYME and Elan transferred its 19.9% interest in Medizyme (held as preferred stock) to the Company in exchange for either (a) a portion of any future net revenues received by the Company if it enters into a commercialization agreement with a third party for HERZYME; or (b) a royalty on net sales of HERZYME by the Company. As of April 2003, the Company owns 100% of the capital stock of Medizyme and therefore will consolidate Medizyme’s losses; however, the Company does not intend to pursue independent development of HERZYME. In addition, in connection with the Stock Purchase Agreement, Elan converted all of the outstanding shares of the Company’s Series A and Series B Preferred Stock held by Elan into 541,929 shares of the Company’s common stock.

The unaudited results of operations of Medizyme for the three-month period ended March 31, 2003 are as follows (in thousands):

Revenue	$—
Research and development	77
License fee	—

Net loss	$(77)

Note 4: Accounting for stock-based compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net income (loss) per weighted average share had the Company’s adopted the fair value measurement provisions of SFAS No. 123.

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Net loss as reported	$(4,913,753)	$(8,294,663)
Add: Stock-based employee compensation expense included in reported income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(711,125)	(1,056,171)

Pro forma net loss	(5,624,878)	(9,350,834)

Pro forma net loss applicable to common stock	$(6,187,266)	$(9,553,750)
Pro forma loss per share (basic and diluted)	$(1.83)	$(2.86)

Note 5: Recently adopted Accounting Standards

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS 146 has not had a material effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS 148 provides two additional transition methods for entities that adopt the preferable method (as set forth in SFAS 148) of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS 148 is effective for fiscal periods ending after December 15, 2002. See Note 4 to these Notes to Condensed Financial Statements for the quarterly disclosure requirements under SFAS No. 148.

Note 6: Deferred revenue, current portion

During the first quarter of 2003, the Company received $1.4 million in non-refundable fees from Geron Corporation (“Geron”) that was recorded as deferred revenue and will be recognized upon the release of product to Geron, which is currently expected to occur by the end of June 2003. In addition, the Company recognized the remaining license revenue of $169,000 from Fujirebio that had been deferred over the term of the collaboration because all research activities under the collaboration have ended.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it its made.

Overview of Our Business

We are using our proprietary technology and our expertise in molecular engineering to develop a new class of nucleic acid based therapeutics based on RNA (a class of nucleic acid) interference (“RNAi”). We plan to continue as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized; olionucleotides are a class of nucleic acid) for our use and for use by our collaborators and customers to generate revenue for the purpose of supporting our therapeutic discovery operations.

Since inception in 1992, we have dedicated ourselves to engineering RNA-based molecules. Until recently, we focused on developing ribozyme-based (a class of RNA) therapeutics and diagnostics. As a result, we advanced three product candidates into clinical development. We continue to have a development program with Chiron Corporation (“Chiron”) for one of these ribozyme-based products, ANGIOZYME. We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Our expertise in nucleic acid technology enables us to focus on the development of a new class of nucleic acid-based therapeutics based on RNAi. We have redirected our research to RNAi because we believe it will have the best prospects for commercial success. We are using our expertise to design, stabilize, manufacture and deliver small interfering nucleic acids (“siNAs”) that facilitate the process of RNAi. We believe siNA-based drugs will become important therapeutics in the future.

We are developing drugs that address significant and unmet medical needs. We have been in research and/or clinical development with product candidates in the following areas:

•	Hepatitis C Virus (“HCV”) Infection: We are developing chemically stabilized siNAs that target the HCV viral RNA to treat HCV infection. This program is in the lead identification phase of development.

•	Macular Degeneration: We are developing chemically stabilized siNAs that target the Vascular Endothelial Growth Factor (“VEGF”) pathway to treat macular degeneration. This program is in the lead identification phase of development.

•	The Company is evaluating other disease targets and indications for the development of RNAi-based therapeutics.

•	Solid Tumor Cancers: ANGIOZYME is a ribozyme-based product we are developing in collaboration with Chiron to treat solid tumor cancers. We have completed our preliminary analysis of 12-24 week data from a Phase II colorectal cancer clinical trial and plan to present the results at the ASCO meeting in Chicago at the end of May 2003. Currently, we do not intend to develop this product independently. If Chiron elects not to conduct additional clinical development studies, we and/or Chiron will seek a third party partner to develop this product.

•	We also developed HERZYME a ribozyme-based product in collaboration with Elan Corporation (“Elan”) to treat breast and other solid tumor cancers. A Phase I clinical trial was completed. We concluded our joint venture with Elan in April 2003. We do not intend to pursue independent development of HERZYME.

Our business strategy is to use our patented technology and molecular engineering expertise to create value by:

•	Developing stabilized siNA molecules for therapeutic applications in several disease areas;

•	Leveraging our nucleic acid expertise through licensing, process development and pilot manufacturing;

•	Maintaining and expanding our patent portfolio and proprietary technology;

•	Spinning off or selling our diagnostic technology, and;

•	Entering into partnerships with other pharmaceutical or biotechnology companies for the development of RNAi-based therapeutics.

Recent Developments

On February 11, 2003, the Company entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (the “Investors”) to sell common stock and warrants for an aggregate amount of approximately $48 million (the “Stock Purchase Agreement”). On April 16, 2003 the Company held a Special Meeting of Stockholders pursuant to which the terms of the Stock Purchase Agreement with the Investors were approved. At the Special Meeting of Stockholders held on April 16, 2003, our stockholders approved, among other things, a one-for-six reverse stock split. Subsequent to the approval, every six shares of the Company’s common stock were replaced with one share of the Company’s common stock.

On April 21, 2003, pursuant to the Stock Purchase Agreement, we completed the sale of 24,242,425 shares of our common stock and warrants to purchase 5,015,152 shares of our common stock to the Investors for an aggregate consideration of approximately $48 million. The common stock was sold at a price per share of $1.98 and the warrants are exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52.

With the consummation of the above transactions the Investors own approximately 87% (after giving effect to the exercise of the warrants pursuant to the Stock Purchase Agreement, but prior to giving effect to exercise of any stock options) of the Company’s outstanding capital stock. Further, pursuant to the Stock Purchase Agreement, some of the Investors have the right to designate four of the Company’s seven members of the board of directors.

All references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in the Financial Statements, Notes to Financial Statements and Management’s Discussion and Analysis prior to the effective date of the reverse stock split have been restated to reflect the one-for-six common stock reverse split on a retroactive basis.

In April 2003, we entered into a termination agreement with Elan, under which we retain full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd (“Medizyme”), to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME; or (b) a royalty on our net sales of HERZYME. However, we do not intend to pursue independent development of HERZYME.

At March 31, 2003, the Company had outstanding loans, including accrued interest, of $3.5 million to Schering AG. In connection with the Stock Purchase Agreement, and in consideration for the issuance of warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, the Company paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Future interest payments to Schering will be paid on a quarterly basis.

Pursuant to the Stock Purchase Agreement, we and the Investors have agreed to offer to our non-Investor stockholders, non-transferable rights to purchase an aggregate of $5 million of shares of newly issued common stock at a price of $1.98 per share. Each non-Investor stockholder will be offered the right to purchase its pro rata portion of stock and to subscribe for additional shares in the event that not all subscribers elect their pro rata portion of stock. There may be one or more stand-by purchasers identified for the placement of the balance of shares of common stock at $1.98 per share should the offering be under-subscribed. The purpose of this rights offering is to provide our non-Investor stockholders the opportunity to purchase shares of our common stock at the same price at which the Investors purchased shares. The Investors have waived their right to participate in the rights offering, but reserve their right to participate should the offering be under-subscribed.

Critical Accounting Policies

Revenue Recognition. To date, we have committed substantially all our resources to our research and product development programs. We have not generated any revenues from therapeutic product sales, nor do we anticipate generating any therapeutic product revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

•	Up-front revenue. Up-front non-refundable fees are recognized upon signing an agreement when it represents the culmination of a separate earnings process. All other up-front fees are deferred and recognized systematically over the period the fees are earned.

•	Research revenue. Typically, research revenue is based on the fully burdened cost of a researcher working on a collaboration. Rates are billed per employee for time worked on a project. This revenue is typically invoiced on a monthly basis, either up front or in arrears. Revenue is recognized ratably over the period as services are performed, with the balance, if paid up front, reflected as deferred revenue until earned. The revenue is typically recurring over the term of a collaboration.

•	License revenue. License revenue is recognized ratably over the term of the license. Payments received in advance are recorded as deferred revenue until earned.

•	Milestone revenue. Milestone revenue is recognized in full when the related milestone performance goal is achieved. Milestone revenue is typically not consistent or recurring in nature.

Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred and recognized over the performance period or recognized upon satisfying revenue criteria. As of March 31, 2003, all revenues that have been recognized were fully earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

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

We are in the process of reviewing our accounting treatment of deferred patent costs and determining if such costs should continue to be capitalized or such costs should be expensed as incurred. If we change our policy and expense patent costs as incurred, the resulting non-cash expense would be material in the period that we make the change.

Accounting for Investments in Unconsolidated Affiliates. As part of the joint venture with Elan, we licensed HERZYME and Elan licensed its MEDIPAD® and certain liposomal drug delivery technologies to the joint venture, Medizyme. The joint venture was terminated in April 2003. While the Company owns 100% of the outstanding common stock of Medizyme, Elan retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, the Company did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of March 31, 2003 the Company had absorbed the entire cost basis in its equity investment through its share of Medizyme’s net losses.

In 1998, we invested $2.0 million and licensed our gene identification and target validation technology to atugen AG, a privately owned German biotechnology company. Upon formation in 1998, we owned a majority of common stock outstanding in atugen; however, similar to the above discussion on Medizyme about “participating rights”, minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we had absorbed our entire cost basis in our equity investment through our share of atugen’s net losses. We currently own 31% of atugen common stock, which is subordinate to certain rights, and preferences of atugen’s preferred shares.

Redeemable preferred stock. Our balance sheets as of March 31, 2003 and December 31, 2002 present our Series A Preferred Stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. We issued the Series A Preferred Stock in January 2000 in connection with the formation of Medizyme. Shares of the Series A Preferred Stock issued to Elan were exchangeable for a portion of our investment in Medizyme. In April 2003 in connection with the Stock Purchase Agreement, Elan converted all of the outstanding shares of the Series A Preferred Stock held by Elan into shares of our common stock immediately prior to the closing of the transaction. The Series A Preferred Stock and accreted dividends have been reclassified to permanent equity-common stock following the conversion to common stock in April 2003.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues

Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint venture, and (iii) Collaborative agreements-related parties. Collaborative agreement revenues primarily include revenues recorded from Chiron, Fujirebio and Geron. Chiron revenues are related to our collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture with Elan. Collaborative agreements-related parties, includes revenues recorded from atugen.

Collectively, collaborative revenues decreased to $490,000 for the three months ended March 31, 2003, from $1.6 million for the corresponding period in 2002. The decrease is primarily due to lower research revenues associated with ANGIOZYME and Medizyme, our joint venture on the development of HERZYME with Elan. Revenues for ANGIOZYME and Medizyme are based on the fully loaded expense of a researcher working on the project. As both ANGIOZYME and HERZYME moved beyond the research phase and forward in clinical trials, less time is required of our researchers and more third party expenses are incurred. Reimbursements from our collaborators for third party expenses are credited against expenses and not recognized as revenue. Revenues recorded for ANGIOZYME and Medizyme were $167,000 and $2,300, respectively, for the period ended March 31, 2003, compared to $725,000 and $426,000, respectively, for the same period in 2002. Also, revenues recorded for atugen decreased to $103,000 compared to $226,000 for the periods ended March 31, 2003 and 2002, respectively, due to a reduction in services provided. Revenues from Fujirebio were $169,000 for the three months ended March 31, 2003 compared to $74,000 for the same period in 2002. In the first quarter of 2003 the Company recognized the remaining $169,000 of license revenue from Fujirebio that had been deferred over the term of the collaboration because all research activities under the collaboration have ended. Revenues recognized related to our Geron collaboration decreased to $43,000 for the quarter ended March 31, 2003 compared to $113,000 for the same period in 2002. However, during the first quarter of 2003, we received $1.4 million in non-refundable fees from Geron that were recorded as deferred revenue and are to be recognized upon the release of product to Geron, which we currently expect to occur by the end of June 2003. Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones.

Expenses

Research and development. Research and development expenses decreased to $3.8 million for the three months ended March 31, 2003, from $6.7 million for the corresponding period in 2002. The decrease in research and development expenses is primarily due to the decrease in contract services utilized to support our clinical trials as well as a reduction in personnel costs. During the first quarter of

2002, we incurred $1.4 million, net of partner reimbursements, in third party contract manufacturing and distribution costs for ANGIOZYME and HEPTAZYME to support our clinical trials. Subsequently in 2002, the scale and scope of the ANGIOZYME trials were decreased and the HEPTAZYME trial was discontinued. During the first quarter of 2003, we incurred $112,000, net of partner reimbursements, for third party contract manufacturing and distribution costs. We have completed our Phase II study of ANGIOZYME and are currently concentrating on implementing our revised business plan based on the development of RNAi-based therapeutics. Our revised business plan resulted in a reduction of personnel from a research and development staff of 114 as of March 31, 2002 to a research and development staff of 60 as of March 31, 2003. The reduction in personnel resulted in lower salary and benefit expenses of $1.7 million for the period ended March 31, 2003 compared to $2.7 million for the period ended March 31, 2002.

We have incurred the following expenses, net of partner reimbursements, related to our major research and development projects for the periods indicated (in thousands):

	Quarter ended March 31,
	2003	2002
RNAI	1,625	—
ANGIOZYME	300	1,050
HEPTAZYME	85	2,793
HERZYME	113	564

Total	2,123	4,407

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

Future costs related to the projects are difficult to estimate due to the nature of the technology and the inability to foresee outcomes of key milestones in the clinical development of each drug. However, in the biotechnology industry, drug timelines generally track certain averages such as the following:

•	Preclinical research may last years depending on the technology. The research phase for the first generation ribozyme drug lasted approximately six years and cost more than $70.0 million starting with the formation of the Company in 1992 until our first chemically synthesized ribozyme-based product IND was filed in 1998. Preclinical research included development from a conceptual ribozyme to the first chemically synthesized ribozymes, through the completion of animal toxicity and pharmacokinetic studies necessary to file the ANGIOZYME IND, our first chemically synthesized ribozyme-based drug introduced in the clinic.

•	Phase I clinical trials are generally conducted with small groups of patients or healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time. Phase I trials may last anywhere from a few months to two years and may cost several million dollars depending on the drug and indication targeted.

•	Phase II clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease. Phase II trials can last up to several years and can cost several million dollars. Variances in cost and time between trials maybe due to the trial regimen, number of patients and length of time patients are on trial.

•	Phase III clinical trials, are large-scale, multi-center, comparative trials with patients afflicted with the target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization of the drug. A Phase III trial may last anywhere from a year to several years and could cost many millions of dollars.

The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients. If Phase III trials are successful, the final step in a drug approval timeline is submission of a New Drug Application (“NDA”) with the Food and Drug Administration. The NDA process may last several years.

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

General and Administrative. General and administrative expenses decreased to $1.4 million for the three months ended March 31, 2003, compared to $1.5 million for the same period in 2002. The decrease in spending during the first quarter of 2003 compared to the first quarter of 2002 is the result of cost cutting measures including a reduction in force. We had a reduction in general and administrative personnel from 19 as of March 31, 2002 to 11 as of March 31, 2003. The reduction in force occurred during the first quarter of 2003 and therefore the reduction in expenses was not fully realized during the first quarter of 2003 due to severance provided. We expect general and administrative expenses to decrease for 2003 as a result of the reduction in workforce.

Interest income. Interest income decreased to $21,000 for the three months ended March 31, 2003 compared to $154,000 for the corresponding period in 2002. The decrease is due to lower average balances in our cash and cash equivalents and securities available-for-sale during the first quarter of 2003, as compared to the same quarter in 2002. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

Interest expense. Interest expense decreased to $124,000 for the three months ended March 31, 2003, compared to $337,000 for the corresponding period in 2002. The decrease is due to the conversion of the Elan convertible note to Series B Preferred Stock. The Elan note accrued interest expense and the Series B Preferred Stock accrued dividends. The note was converted in June of 2002, therefore interest expense of zero and $262,000 was expensed during the periods ended March 31, 2003 and 2002, respectively, related to the Elan note.

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was $133,000 for the three month period ended March 31, 2003, compared to $1.5 million for the corresponding period in 2002. The expense is our 80.1% share of Medizyme’s expenses. The decrease in loss recognized for the quarter ended March 31, 2003 is due to the wind-down and subsequent termination of our joint venture with Elan in April 2003. As of March 31, 2003, all material expenses incurred with HERZYME have been recognized.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $4.9 million at March 31, 2003 compared with $8.8 million at December 31, 2002. The $3.9 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $3.3 million used for operations, net of revenues of $490,000; $501,000 used for investments in equipment, leasehold improvements, patents and additional investment in an unconsolidated affiliate; and $116,000 paid for debt obligations.

We invest our securities available-for-sale in interest bearing, investment-grade securities.

Accounts receivable at March 31, 2003 were $385,000 compared to $484,000 at December 31, 2002. Accounts receivable at March 31, 2003 included $71,000 due from Medizyme for research support for HERZYME and $164,000 due from Chiron for reimbursement of ANGIOZYME expenses, as well as $150,000 due from miscellaneous other sources.

Total additions for property, plant and equipment for the quarter ended March 31, 2003 were $119,000. As of March 31, 2003, we had borrowed $1.8 million on a $4.0 million loan facility through a credit institution. The loan facility through the credit institution averages an interest rate of 9.5%, and matures in 36 or 48 months depending on the type of equipment collateralized. We anticipate future property, plant and equipment needs to be financed through the existing loan facility and additional credit facilities yet to be determined.

In the fourth quarter of 2002 we took delivery for $3.6 million of ribozyme drug that the Company was contractually obligated to purchase from a contract manufacturer. The terms of payment for the purchase were $1.6 million paid on October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005. The future payments will accrue interest at the rate of 6% compounded annually, calculated from January 1, 2003 until payment.

Schering AG. At March 31, 2003, the Company had outstanding loans, including accrued interest, of $3.5 million to Schering AG. In connection with the Stock Purchase Agreement, and in consideration for the issuance of warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, the Company paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Future interest payments to Schering will be paid on a quarterly basis.

We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that, with the consummation of the Stock Purchase Agreement, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements into 2005. We expect to incur substantial additional costs, including costs related to:

•	our research, drug discovery and development programs;

•	preclinical studies of our products, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal fees; and

•	manufacturing and marketing of our products, if any.

We will continue to need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by selling more stock, your ownership share in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or on acceptable terms when needed.

Recently adopted Accounting Standards

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS 146 has not had a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS is effective for fiscal periods ending after December 15, 2002. See Note 4 to the Notes to Condensed Financial Statements for the quarterly disclosure requirements under SFAS No. 148.

Factors Affecting Our Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. For a discussion of the factors affecting the Company’s business and prospects, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date of this evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were a defendant in several class action lawsuits brought on behalf of purchasers of our common stock on November 16 and 17, 1999. The lawsuits, which were substantially identical, alleged that we violated certain federal securities laws based upon our having made an allegedly misleading announcement on November 15, 1999. On November 7, 2002, we announced that an agreement had been reached with the plaintiffs to settle the stockholder class action lawsuit. By Order filed April 8, 2003, the Court approved the settlement, dismissed all claims in the action with prejudice, and directed that judgement be entered dismissing the case. Our liability insurance covered the full amount of the settlement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 21, 2003, pursuant to a common stock and warrant purchase agreement dated February 11, 2003, we completed the sale of 24,242,425 shares of our common stock and warrants to purchase 5,015,152 shares of our common stock to a group of investors led by the Sprout Group, Oxford Bioscience Partners IV, Venrock Associates, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures for an aggregate consideration of approximately $48 million. The common stock was sold at a price per share of $1.98 and the warrants are exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52. The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. These sales were made without general solicitation or advertising. Each recipient was an accredited investor. All recipients had adequate access, through their relationship with the Company, to information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2003 we held a Special Meeting of Stockholders. Results of matters voted on at the Special Meeting and, with respect to Proposal 3, at a subsequent adjournment, ( on a pre-reverse stock split basis), are as follows:

1.	Proposal to approve the terms of the Company’s private placement of $48 million of shares of its common stock at a purchase price of either $0.28 or $0.33 per share and five year warrants exercisable for shares of common stock at an exercise price of $0.42 per share.

For	Against	Abstentions
13,860,929	1,128,366	124,551

2.	Proposal to approve an amendment to our current amended and restated certificate of incorporation to effect a reverse split of our common stock of not less than 1-for-5 and not more than 1-for-15, with our board of directors having the authority to determine which, if any, of these reverse stock splits to effect within those parameters.

For	Against	Abstentions
17,383,371	1,299,468	166,796

3.	Proposal to approve an amendment to our current amended and restated certificate of incorporation to increase the number of authorized shares of capital stock.

For	Against	Abstentions
13,573,833	1,363,128	176,346

4.	Proposal to approve an amendment to our current amended and restated certificate of incorporation to change our name from Ribozyme Pharmaceuticals, Inc. to a name that better reflects our new business focus, with our board of directors having authority to decide on an appropriate name.

For	Against	Abstentions
17,810,613	809,231	229,791

5.	Proposal to approve an amendment to our current amended and restated certificate of incorporation to permit stockholders to act by written consent in lieu of a meeting.

For	Against	Abstentions
17,396,350	1,220,742	232,542

6.	Proposal to approve an amendment to our 1996 Stock Option Plan and to our 2001 Stock Option Plan as a result of which we will (a) terminate the 1996 Stock Option Plan and merge it into the 2001 Stock Option Plan, (b) increase the number of shares reserved for issuance pursuant to our 2001 Stock Option Plan by a total of 34 million shares and (c) provide a maximum limit on options granted to any individual during any calendar year of 12 million shares.

For	Against	Abstentions
12,642,570	2,179,590	291,146

7.	Proposal to approve an increase in the number of shares reserved for issuance pursuant to our Employee Stock Purchase Plan by a total of 5 million shares.

For	Against	Abstentions
12,290,944	2,520,692	301,671

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (1)

4.1	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company. (2)

10.1	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein. (2)

10.2	Form of Voting Agreement between Ribozyme Pharmaceuticals, Inc. and each stockholder who is a party thereto. (2)

10.3	Schering AG Waiver Letter (2)

10.4	Elan Waiver and Conversion Letter (2)

10.5	Employment Agreement dated as of February 11, 2003 between the Company and Howard Robin (1)

10.6	Employment Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (1)

10.7	Employment Agreement dated as of February 11, 2003 between the Company and Nassim Usman (1)

10.8	Indemnification Agreement dated as of April 18, 2003 between the Company and Howard Robin (1)

10.9	Indemnification Agreement dated as of April 18, 2003 between the Company and Jeremy Curnock Cook (1)

10.10	Indemnification Agreement dated as of April 18, 2003 between the Company and Douglas Fambrough and Alan G. Walton (1)

10.11	Indemnification Agreement dated as of April 18, 2003 between the Company and James Niedel (1)

10.12	Indemnification Agreement dated as of April 18, 2003 between the Company and Bryan Roberts (1)

10.13	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Howard Robin (1)

10.14	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (1)

10.15	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Nassim Usman (1)

10.16	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Barry Polisky (1)

10.17	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Bharat Chowrira (1)

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 11, 2003 filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 0-27914).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2003 filed with the Securities and Exchange Commission on February 14, 2003 (Commission File No. 0-27914).

(b) Reports on Form 8-K. We filed the following Current Report on Form 8-K during the quarter ended March 31, 2003:

•	Current Report on Form 8-K dated February 12, 2003, filed with the Securities and Exchange Commission on February 14, 2003 under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003	SIRNA THERAPEUTICS, INC.

	By:	/s/ HOWARD W. ROBIN
Howard W. Robin Chief Executive Officer and President

Dated: May 15, 2003
	By:	/s/ MARVIN TANCER
Marvin Tancer Chief Financial Officer and Vice President of Operations (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Howard Robin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sirna Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ Howard W. Robin
Howard W. Robin
President and Chief Executive Officer

I, Marvin Tancer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sirna Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ Marvin Tancer
Marvin Tancer
Vice President of Operations and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (1)

4.1	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company. (2)

10.1	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein. (2)

10.2	Form of Voting Agreement between Ribozyme Pharmaceuticals, Inc. and each stockholder who is a party thereto. (2)

10.3	Schering AG Waiver Letter (2)

10.4	Elan Waiver and Conversion Letter (2)

10.5	Employment Agreement dated as of February 11, 2003 between the Company and Howard Robin (1)

10.6	Employment Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (1)

10.7	Employment Agreement dated as of February 11, 2003 between the Company and Nassim Usman (1)

10.8	Indemnification Agreement dated as of April 18, 2003 between the Company and Howard Robin (1)

10.9	Indemnification Agreement dated as of April 18, 2003 between the Company and Jeremy Curnock Cook (1)

10.10	Indemnification Agreement dated as of April 18, 2003 between the Company and Douglas Fambrough and Alan G. Walton (1)

10.11	Indemnification Agreement dated as of April 18, 2003 between the Company and James Niedel (1)

10.12	Indemnification Agreement dated as of April 18, 2003 between the Company and Bryan Roberts (1)

10.13	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Howard Robin (1)

10.14	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (1)

10.15	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Nassim Usman (1)

10.16	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Barry Polisky (1)

10.17	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Bharat Chowrira (1)

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 11, 2003 filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 0-27914).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2003 filed with the Securities and Exchange Commission on February 14, 2003 (Commission File No. 0-27914).