Form 10-Q
period 2003-06-30
SIRNA THERAPEUTICS INC
filed 2003-08-14
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

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

N/A

Former name, if changed since last report

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 14, 2003 was 28,386,903.

SIRNA THERAPEUTICS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,067,137	$2,064,940
Securities available-for-sale	15,724,191	6,756,038
Accounts receivable	301,360	263,714
Accounts receivable-joint venture	—	157,370
Accounts receivable-related parties	77,369	62,561
Prepaid expenses and other current assets	834,762	755,752

Total current assets	45,004,819	10,060,375
Property, plant and equipment, net	3,948,372	4,523,809
Notes receivable-related parties	477,000	692,000
Deferred patent costs, net	706,845	5,886,733
Other assets	816,779	735,208

Total assets	$50,953,815	$21,898,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable-trade	$376,171	$943,091
Accrued expenses	2,484,204	2,316,571
Deferred revenue, current portion	—	893,752
Deferred revenue, current portion-related parties	199,920	400,000
Current portion of long-term debt	567,394	479,782

Total current liabilities	3,627,689	5,033,196
Other long term liabilities	375,000	—
Long term debt	820,605	3,028,712
Convertible debt	2,904,678	3,460,000
Convertible, exchangeable preferred stock; Series A	—	12,015,000
Accreted preferred stock dividend	—	2,314,366
Stockholders’ equity (deficit)
Convertible preferred stock; Series B	—	99
Preferred stock issuable	—	1,126,718
Accreted preferred stock dividend	—	747,841
Common stock (Note 2)	283,371	33,809
Additional paid-in capital (Note 2)	252,757,747	188,640,300
Unrealized gain on securities available-for-sale	4,847	7,162
Accumulated deficit	(207,258,091)	(194,509,078)
Unearned Compensation	(2,562,031)	—

Total stockholders’ equity (deficit)	43,225,843	(3,953,149)

Total liabilities and stockholders’ equity (deficit)	$50,953,815	$21,898,125

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue
Collaborative agreements	$2,877,120	$1,039,814	$3,261,909	$1,966,222
Collaborative agreements-joint venture	—	424,998	2,283	850,810
Collaborative agreements-related parties	105,398	157,441	208,115	383,857

Total revenues	2,982,518	1,622,253	3,472,307	3,200,889
Expenses
Research and development	4,276,230	7,886,618	8,052,993	14,627,233
General and administrative	1,225,264	1,289,374	2,614,702	2,771,983
Deferred patent cost write-off	5,344,266	—	5,344,266	—

Total expenses	10,845,760	9,175,992	16,011,961	17,399,216

Operating loss	(7,863,242)	(7,553,739)	(12,539,654)	(14,198,327)
Other income (expense)
Interest income	190,440	111,931	210,977	266,338
Interest expense	(83,633)	(266,102)	(208,099)	(602,890)
Other income (expense)	(2,060)	740	(2,789)	70
Equity in loss of unconsolidated affiliate	(76,765)	(1,550,170)	(209,448)	(3,017,193)

Total other income (expense)	27,982	(1,703,601)	(209,359)	(3,353,675)

Net loss	(7,835,260)	(9,257,340)	(12,749,013)	(17,552,002)
Accretion of dividends on preferred stock	—	300,856	562,388	503,772

Net loss applicable to common stock	$(7,835,260)	$(9,558,196)	$(13,311,401)	$(18,055,774)

Net loss per share (basic and diluted)	$(0.28)	$(2.85)	$(0.84)	$(5.40)

Shares used in computing net loss per share	28,273,448	3,352,333	15,895,980	3,344,132

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2003	2002

Operating Activities
Net loss	$(12,749,013)	$(17,552,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	799,141	1,029,954
Deferred patent cost write off	5,344,266	—
Patent expense	(182,988)	—
Equity in loss of unconsolidated affiliate	132,683	3,017,193
Compensation for forgiveness of notes receivable-related parties	232,000	152,000
Pay off of financing on manufacturing third party costs	(1,726,806)	—
Gain on pay off of financing on manufacturing third party costs	(246,686)	—
Expense related to issuance of common stock	118,227	—
Loss on disposal of equipment	41,939	3,385
Cash received on sale of assets	—	689
Accrued interest included in convertible debt	120,000	568,688
Changes in operating assets and liabilities:
Accounts receivable	104,916	277,634
Prepaid expenses and other	(96,010)	(821,520)
Other assets	293,429	(15,000)
Accounts payable	(566,920)	(1,044,937)
Accrued expenses	539,169	1,802,205
Deferred revenue	(893,752)	429,168
Deferred revenue-related parties	(200,080)	(199,998)

Net cash used in operating activities	(8,936,485)	(12,352,541)
Investing activities
Additions to property, plant and equipment	(192,060)	(1,313,432)
Additions to deferred patent costs	(54,973)	(553,263)
Net sales (purchases) of securities available-for-sale	(8,970,468)	4,757,912
Investment in unconsolidated affiliate	(132,683)	(1,101,707)
Loan repayments-related parties	—	170,000
Loan advances-related parties	—	(300,000)

Net cash (used in) provided by investing activities	(9,350,184)	1,659,510
Financing activities
Net proceeds from issuance of common and preferred stock	44,996,191	115,642
Payments under loan facilities	(749,824)	(81,153)
Borrowings under loan facilities	22,821	2,280,073
Conversion of debt	19,678	—

Net cash provided by financing activities	44,288,866	2,314,562

Net increase (decrease) in cash and cash equivalents	26,002,197	(8,378,469)
Cash and cash equivalents at beginning of period	2,064,940	23,497,986

Cash and cash equivalents at end of period	$28,067,137	$15,119,517

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

Note 1:     Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2:     Special Meeting of Stockholders and Private Placement

          On February 11, 2003, the Company entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (the “ Investors “) to sell common stock and warrants for an aggregate amount of approximately $48 million (the “ Stock Purchase Agreement “). On April 16, 2003 the Company held a Special Meeting of Stockholders pursuant to which the terms of the Stock Purchase Agreement with the Investors were approved. At the Special Meeting and a subsequent adjournment, the stockholders approved the following proposals:

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

          On April 21, 2003, pursuant to the Stock Purchase Agreement, the Company completed the sale of 24,242,425 shares of its common stock and warrants to purchase 5,015,152 shares of its common stock to the Investors for an aggregate consideration of approximately $48 million. The common stock was sold at a price per share of $1.98 and the warrants are exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52.

          With the consummation of the above transactions the Investors own approximately 87.7% (after giving effect to the exercise of the warrants pursuant to the Stock Purchase Agreement, but prior to giving effect to exercise of any stock options) of the Company’s outstanding capital stock. Further, pursuant to the Stock Purchase Agreement, some of the Investors have the right to designate four of the Company’s seven members of the board of directors.

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

          In connection with the execution of the Stock Purchase Agreement, the Company obtained certain waivers and amendments to the Company’s agreements with Schering AG (“ Schering “) and to the Company’s agreements with Elan Corporation (“ Elan “). In exchange for warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering extended the due date for repayment of the loans from April 2004 to January 2005. Among other things, Elan converted all of the outstanding shares of the Company’s Series A and Series B Preferred Stock into shares of the Company’s common stock immediately prior to the closing of the transactions, waived certain pre-emptive rights, and waived its right to nominate a director for election to the Company’s board of directors. The Series A Preferred Stock and accreted dividends have been reclassified to permanent equity-common stock following the conversion to common stock in April 2003.

Note 3:     Medizyme

          In January 2000, the Company formed a joint venture with Elan for the development and commercialization of HERZYME ™ , the Company’s product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD ® and certain liposomal drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (“Medizyme”). The MEDIPAD ® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. The Company filed an Investigational New Drug for HERZYME in Canada in February 2001, which was approved in April 2001.

          While the Company owned 80.1% of the outstanding common stock of Medizyme, Elan retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, the Company did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of June 30, 2003 the Company had absorbed the entire cost basis in its equity investment through its share of Medizyme’s net losses.

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

          The unaudited results of operations of Medizyme for the six-month period ended June 30, 2003 and 2002 are as follows (in thousands):

	2003	2002

Revenue	$—	$—

Research and development	82	1,267
License fee	—	2,500

Net loss	$(82)	$(3,767)

Note 4:     Accounting for stock-based compensation

          Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net loss per weighted average share had the Company’s adopted the fair value measurement provisions of SFAS No. 123.

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Net loss as reported	$(7,835,260)	$(9,257,340)	$(12,749,013)	$(17,552,002)
Add: Stock-based employee compensation expense included in reported income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(948,138)	(712,893)	(1,659,263)	(1,769,064)

Pro forma net loss	(8,783,398)	(9,970,233)	(14,408,276)	(19,321,066)

Pro forma net loss applicable to common stock	$(8,783,398)	$(10,271,089)	$(14,970,664)	$(19,824,838)
Pro forma loss per share (basic and diluted)	$(0.31)	$(3.06)	$(0.94)	$(5.93)

          In February 2003, the Company granted approximately 4.7 million options to employees and consultants at a grant price of $2.10.  Prior to the grant, the Company’s stock option plan had available 285,000 options and therefore the February 2003 grant required stockholder approval for the additional 4.4 million shares granted.  At the special meeting held on April 16, 2003, stockholders approved an amendment to the Company’s stock option plan to increase the number of shares reserved for issuance pursuant to the plan by a total of 5,666,666 shares.  On the day of the meeting, the Company’s stock price closed at $2.70.  Since the price of the stock closed at a higher price on the day of approval than the grant price of the options, the Company is required to record unearned compensation of $2.6 million, which is the $0.60 difference in stock price multiplied by the 4.4 million shares that required approval.  The compensation is deferred and will be expensed as the options vest.  Generally, the options vest monthly over four to five years.  Related to the February 2003 grant, the Company recorded $82,300 of compensation expense during the quarter ended June 30, 2003.

Note 5:     Recently adopted Accounting Standards

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company has adopted SFAS No. 143, as required, in its financial statements beginning in the first quarter of fiscal 2003. Management has evaluated the provisions of SFAS No. 143 and the adoption does not have a material impact on the Company’s financial statements.

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

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure . SFAS 148 provides two additional transition methods for entities that adopt the preferable method (as set forth in SFAS 148) of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS 148 is effective for fiscal periods ending after December 15, 2002. See Note 4 to these Notes to Condensed Financial Statements for the quarterly disclosure requirements under SFAS No. 148.

Note 6:     Deferred revenue

          During the first quarter of 2003, the Company received $1.4 million in non-refundable fees from Geron Corporation (“ Geron “) that was recorded as deferred revenue and is recognized upon the release of product to Geron, which occurred in June 2003.

Note 7:     Payment to Contract Manufacturer

          In the fourth quarter of 2002 the Company took delivery for $3.6 million of ribozyme drugs that the Company was contractually obligated to purchase from a contract manufacturer. The terms of payment for the purchase were $1.6 million paid on October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005. In June 2003 the Company entered into an agreement with the contract manufacturer, wherein in lieu of the payments of $1.1 million and $873,491 together with the interest payable, the Company paid the contract manufacturer the sum of $1,726,806 to settle all obligations.

Note 8:     Deferred Patent cost write-off

          Due to the early stage of the technology, the Company expenses all patent legal costs directly incurred in connection with patent applications or patents until it can be determined that the estimated recoverability of the patent costs is sufficiently probable, at which time such patent costs are deferred and capitalized.  If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. On a quarterly basis, the Company reviews all capitalized patents costs and if a determination is made to abandon a patent or a patent application, or that an issued patent or a patent application is deemed to no longer have significant economic value, the unamortized balance in deferred patent costs related to that patent is immediately expensed.

          On April 21, 2003, as previously discussed in Note 2, the Company completed a private placement, which resulted in a change of control for the company. The Company has also changed its business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter ended June 30, 2003, the Company undertook a detailed review of its existing patent portfolio. As a result of this review, the Company has written off in the second quarter $447,000 of patent costs related to patents or patents that the Company abandoned. In addition, since the Company is no longer pursuing the development of ribozymes internally, the Company expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in the Company’s statement of operations for the quarter ended June 30, 2003.

          Current patent costs directly related to the Company’s existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and will be amortized over a shorter period, estimated to be three years, due to the early stage of the Company’s technology.

Note 9:  Subsequent Event - Rights Offering

          Pursuant to the Stock Purchase Agreement, the Company is offering  to its  non-Investor stockholders, non-transferable rights to purchase an aggregate of $5 million of shares, or 2,525,252 shares, of newly issued common stock at a price of $1.98 per share. Each non-Investor stockholder has received 0.61 rights for each share of common stock held by the stockholder on the record date, which was July 21, 2003, and the aggregate number of rights issued by the Company has been rounded up to the nearest whole number.  Stockholders may subscribe for additional shares in the event that not all subscribers elect their pro rata portion of stock.   The expiration date of the offering is August 29, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current events.  Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance.  The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results.  Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” included herein.  Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it its made.

Overview of our Business

          We are using our proprietary technology and expertise in nucleic acids to develop a new class of nucleic acid based therapeutics involving RNA interference. We are dedicated to engineering RNA-based molecules for therapeutic and diagnostic purposes and contract manufacturing of oligonucleotides.

          Since our inception in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. Until recently, we focused on developing ribozyme (a type of RNA) based therapeutics and diagnostics. As a result, we advanced three product candidates into clinical development. We also have acted, and intend to continue to act, as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized; oligonucleotides are a form of nucleic acid) for our use and for use by our collaborators and customers, in order to generate revenue for the purpose of supporting our therapeutic discovery operations. Our expertise in nucleic acid technology enables us to focus on the development of a new type of nucleic acid-based therapeutic based on RNA interference. We have discontinued our efforts in ribozymes and redirected our research to RNA interference because we believe it has the best prospects for commercial success. We are using our expertise to design, stabilize, manufacture and deliver small interfering nucleic acids, or siNAs, that selectively activate the process of RNA interference. We believe siNA-based drugs may become important therapeutics in the future.

          We are seeking to develop drugs that address significant and unmet medical needs. We are in research and/or preclinical development with product candidates in the following areas: (a) Hepatitis C Virus, or HCV, Infection—we are developing chemically stabilized siNAs that target the HCV viral RNA to treat HCV infection; (b) Age-Related Macular Degeneration—we are developing chemically stabilized siNAs that target the Vascular Endothelial Growth Factor, or VEGF, pathway to treat macular degeneration; and (c) we are evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

          We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to the RNA interference technology. Additionally, we have filed over 50 patent applications covering various aspects of the RNA interference technology.

Other Programs

          As we have redirected our business to focus on RNA interference, our current partnerships, which are for ribozyme-based technology and do not focus on RNA interference, are winding down.

•

ANGIOZYME is a ribozyme-based product we have been developing in collaboration with Chiron to treat solid tumor cancers. We have completed our preliminary analysis of 12 and 24 week data from a Phase II colorectal cancer clinical trial and presented the results at the American Society of Clinical Oncology meeting in Chicago on May 31, 2003. As we have previously stated, due to our new business strategy, we do not intend to develop ANGIOZYME independently. If Chiron elects not to conduct additional clinical development studies, we and/or Chiron will seek a third party partner to develop ANGIOZYME. Chiron has not announced whether it will continue with the ANGIOZYME program, and if they do not continue, there can be no assurance that a new partner will be found.

•

We also were developing HERZYME, a ribozyme-based product, in collaboration with Elan Corporation to treat breast and other solid tumor cancers. A Phase I clinical trial was completed during the first quarter of 2003. In April 2003, we entered into a termination agreement with Elan, under which we retain full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd., to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME; or (b) a royalty on our net sales of HERZYME. We do not intend to pursue independent development of HERZYME.

•

In 2002, we entered into a collaboration agreement with Fujirebio, Inc., to conduct a feasibility study involving our proprietary ribozyme-based technology for diagnostic applications. Recently we completed the first phase of our collaboration with Fujirebio. Fujirebio has informed us that it does not wish to continue the collaboration. We do not intend to pursue independent development of this technology.

Our Licensing, Process Development and Pilot Manufacturing Activities

          Geron Corporation.    In December 2001, we announced a collaboration with Geron Corporation, or Geron, a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. Our first program was a process development partnership with Geron for GRN163, a nucleic acid based telomerase agonist for cancer. Geron paid us for consultation in nucleic acid technology process development and scale-up of the manufacturing process for GRN163. We successfully completed this program and the arrangement was renewed in July 2002 to manufacture GMP clinical grade GRN163 for Geron’s Phase I clinical study. Delivery under this agreement was completed in June 2003.

          Archemix.    In May 2001, we entered into a collaborative agreement with Archemix, a privately held company. One of Archemix’s technologies, RiboReportersTM, incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of our agreement with Archemix, we granted certain licenses and sublicenses to our intellectual property covering the allosteric ribozyme technology. We also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. We currently own approximately 2.8 percent of the outstanding common stock of Archemix.

          atugen AG.    We have used ribozymes and other oligonucleotides for target discovery and validation, the process by which we identify genes that cause or contribute to human diseases. In 1998, we transferred our target discovery and validation technologies involving ribozymes and antisense oligonucleotides to atugen in exchange for a significant equity interest in atugen. atugen’s primary goal is to accelerate the discovery and validation of human health therapeutic targets through strategic collaborations. We currently own 31% of atugen common stock, which is subordinate to certain rights and preferences of atugen’s preferred shares. We have the right to name two designees to atugen’s board of directors, so long as we own at least 30% of atugen’s outstanding stock. We are paid by atugen for a portion of our costs of prosecuting patents applicable to atugen’s business. As part of its formation, atugen received exclusive royalty-free licenses to our extensive patents and technologies for target discovery and validation using antisense oligonucleotides and ribozymes. We received a one-time $2.0 million license payment in 1999 for a portion of the licensed technology.

Recent Developments

          On February 11, 2003, we entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”) to sell common stock and warrants for an aggregate amount of approximately $48 million (the “Stock Purchase Agreement”). On April 16, 2003, we held a Special Meeting of Stockholders pursuant to which the terms of the Stock Purchase Agreement with the Investors were approved. At the Special Meeting of Stockholders held on April 16, 2003, our stockholders approved, among other things, a one-for-six reverse stock split. Subsequent to the approval, every six shares of our common stock were replaced with one share of our common stock.

          On April 21, 2003, pursuant to the Stock Purchase Agreement, we completed the sale of 24,242,425 shares of our common stock and warrants to purchase 5,015,152 shares of our common stock to the Investors for an aggregate consideration of approximately $48 million. The common stock was sold in a private placement at a price per share of $1.98 and the warrants are exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52.

          With the consummation of the above transactions the Investors own approximately 87.7% (after giving effect to the exercise of the warrants pursuant to the Stock Purchase Agreement, but prior to giving effect to exercise of any stock options) of our outstanding capital stock. Further, pursuant to the Stock Purchase Agreement, some of the Investors have the right to designate four of the Company’s seven members of the board of directors.

          In reviewing our financial information, please note that all references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in the Financial Statements, Notes to Financial Statements and Management’s Discussion and Analysis prior to the effective date of the reverse stock split have been restated to reflect the one-for-six common stock reverse split on a retroactive basis.

          In April 2003, we entered into a termination agreement with Elan, under which we retain full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd. (“ Medizyme “), to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME; or (b) a royalty on our net sales of HERZYME. However, we do not intend to pursue independent development of HERZYME.

          In connection with the execution of the Stock Purchase Agreement, we obtained certain waivers and amendments to our agreements with Elan. Among other things, Elan converted all of the outstanding shares of our Series A and Series B preferred stock into shares of our common stock immediately prior to the closing of the private placement, waived certain pre-emptive rights, and waived its right to nominate a director for election to our board of directors. The Series A preferred stock and accreted dividends have been reclassified to permanent equity-common stock following the conversion to common stock in April 2003.

          At June 30, 2003, we had an outstanding convertible loan, including accrued interest, of $3.1 million to Schering AG. In April 2003, in connection with the Stock Purchase Agreement and in consideration for the issuance of warrants and our agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, we paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Future interest payments to Schering will be paid on a quarterly basis.

          In connection with the Stock Purchase Agreement, we have given our non-Investor stockholders, non-transferable rights to purchase an aggregate of $5 million of shares of newly issued common stock at a price of $1.98 per share. Each non-Investor stockholder has received 0.61 rights for each share of Common Stock held by the stockholder on the record date, which was July 21, 2003, and the aggregate number of rights issued by us have been rounded up to the nearest whole number.  In addition, stockholders may subscribe for additional shares in the event that not all subscribers elect their pro rata portion of stock. We are offering the rights to give each stockholder (other than the Investors) the opportunity to buy more shares of our common stock at the same price at which we sold shares of common stock to the Investors in our recently completed private placement. (Note that a number of important terms and conditions of the private placement are not being made available or do not apply to stockholders who participate in the rights offering. For example, as part of the private placement, the Investors received warrants and other rights which are not being offered to the stockholders who participate in the rights offering, and agreed not to sell their shares for 180 days following the date of purchase (April 21, 2003), a restriction which will not apply to the stockholders who participate). An additional purpose of the rights offering is to raise working capital. The Investors have waived their right to purchase in the rights offering.  The rights offering will expire on August 29, 2003.

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

          Our revenue has consisted primarily of research revenue payments from our collaborators. All revenues are either deferred and recognized over the performance period or recognized upon satisfying revenue criteria. As of June 30, 2003, all revenues that have been recognized were fully earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

          Our revenues are denominated in U.S. dollars. Therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging.

          Deferred Patent Costs.  Due to the early stage of our technology, we expense all patent legal costs directly incurred in connection with patent applications or patents until we determine that the estimated recoverability of the patent costs is sufficiently probable, at which time such patent costs are deferred and capitalized.  If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. On a quarterly basis, we review all capitalized patents costs and if a determination is made to abandon a patent or a patent application, or that an issued patent or a patent application is deemed to no longer have significant economic value, the unamortized balance in deferred patent costs related to that patent is immediately expensed.

          On April 21, 2003, as previously discussed, we completed a private placement, which resulted in a change of control for the company. We have also changed our business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter ended June 30, 2003, we undertook a detailed review of its existing patent portfolio. As a result of this review, we wrote off in the second quarter $447,000 of patent costs related to patents or patents that we abandoned. In addition, since we are no longer pursuing the development of ribozymes internally, we expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in our statement of operations for the quarter ended June 30, 2003.

          Current patent costs directly related to our existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and will be amortized over a shorter period, estimated to be three years, due to the early stage of the RNAi technology.

          Accounting for Investments in Unconsolidated Affiliates.    As part of the joint venture with Elan, we licensed HERZYME and Elan licensed its MEDIPAD ® and certain liposomal drug delivery technologies to the joint venture, Medizyme. The joint venture was terminated in April 2003. While we own 100% of the outstanding common stock of Medizyme, Elan retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights . Therefore, we did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of June 30, 2003, we had absorbed the entire cost basis in our equity investment through our share of Medizyme’s net losses.

          In 1998, we invested $2.0 million and licensed our gene identification and target validation technology to atugen AG, a privately owned German biotechnology company. Upon formation in 1998, we owned a majority of common stock outstanding in atugen; however, similar to the above discussion on Medizyme about “participating rights,” minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we had absorbed our entire cost basis in our equity investment through our share of atugen’s net losses. We currently own 31% of atugen common stock, which is subordinate to certain rights and preferences of atugen’s preferred shares.

          Redeemable Preferred Stock.   Our balance sheet as of December 31, 2002 presents our Series A preferred stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities. We issued the Series A preferred stock in January 2000 in connection with the formation of Medizyme. Shares of the Series A preferred stock issued to Elan were exchangeable for a portion of our investment in Medizyme. In April 2003 in connection with the Stock Purchase Agreement, Elan converted all of the outstanding shares of the Series A preferred stock held by Elan into shares of our common stock immediately prior to the closing of the transaction. The Series A preferred stock and accreted dividends have been reclassified to permanent equity-common stock following the conversion to common stock in April 2003.

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

Revenues

          Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint venture, and (iii) Collaborative agreements-related parties.  Collaborative agreement revenues primarily include revenues recorded from Chiron, Fujirebio and Geron.  Chiron revenues are related to our collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture we had with Elan.  Collaborative agreements-related parties, consists of revenues recorded from atugen.

          Collectively, collaborative revenues increased to $3.0 million and $3.5 million for the three and six months ended June 30, 2003, respectively, from $1.6 million and $3.2 million for the corresponding periods in 2002. The increase is primarily due to revenues recognized related to our Geron collaboration.  Geron revenues increased to $2.8 million for the quarter ended June 30, 2003 compared to $113,000 for the same period in 2002.  During the second quarter of 2003, we recognized deferred revenue of $2.2 million upon the release of product to Geron.  The increase in revenues related to Geron were offset by lower research revenues associated with ANGIOZYME and Medizyme, our joint venture on the development of HERZYME with Elan.  Revenues for ANGIOZYME and HERZYME are based on the fully loaded expense of a researcher working on the project.  As both ANGIOZYME and HERZYME moved beyond the research phase and forward in clinical trials, less time was required of our researchers and more third party expenses were incurred. In addition, the HERZYME program was discontinued in the second quarter of 2003. Reimbursements from our collaborators for third party expenses are credited against expenses and not recognized as revenue.  In addition, in April 2003, we terminated our joint venture with Elan and do not intend to pursue independent development of HERZYME. Revenues recorded for HERZYME were zero and $2,000 for the three and six month periods ended June 30, 2003, respectively, compared to $425,000 and $851,000 for the same periods in 2002.  Revenues recorded for ANGIOZYME were $150,000 and $317,000, respectively, for the three and six month period ended June 30, 2003, compared to $694,000 and $1.4 million for the same periods in 2002.  Also, revenues recorded for atugen decreased to $105,000 and $208,000 for the three and six months ended June 30, 2003, respectively, from $157,000 and $384,000 for the corresponding periods in 2002, due to a reduction in services provided.

Expenses

          Research and development.  Research and development expenses decreased to $4.3 million and $8.1 million for the three and six months ended June 30, 2003, compared to $7.9 million and $14.6 million for the corresponding periods in 2002.  The decrease of $3.6 million for the three-month period ending June 30, 2003 compared to the same period in 2002, was primarily due to the decrease in contract services utilized to support our clinical trials as well as a reduction in personnel costs.  During the second quarter of 2002, we incurred $2.3 million, net of partner reimbursements, in third party contract manufacturing and distribution costs for ANGIOZYME and HEPTAZYME to support our clinical trials.  Subsequently in 2003, the scale and scope of the ANGIOZYME trials were decreased and the HEPTAZYME trial was discontinued. During the second quarter of 2003, we accounted for a credit totaling $247,000 due to a discount from Avecia for early payment on our note payable for manufacturing costs.  The decrease of  $6.6 million for the six-month period ending June 30, 2003 compared to the same period in 2002, was primarily due to $3.8 million in clinical and contract manufacturing costs we incurred during the first half of 2002, compared to a credit for the same costs of $120,000 in the six-month period ending June 30, 2003.  Our revised business plan resulted in a reduction of personnel from a research and development staff of 110 as of June 30, 2002 to a research and development staff of 60 as of June 30, 2003.  The reduction in personnel resulted in lower salary and benefit expenses of $873,000 for the second quarter of 2003 and $1.9 million in savings for the six months ending June 30, 2003.

          We have incurred the following expenses, net of partner reimbursements, related to our major research and development projects for the periods indicated (in thousands):

	Three months ending June 30,		Six months ending June 30,

	2003	2002	2003	2002

RNAI*	$2,207	$—	$3,832	$—
ANGIOZYME	148	1,980	448	3,030
HEPTAZYME	—	1,779	85	4,572
HERZYME	—	458	113	1,022

TOTAL	$2,355	$4,217	$4,478	$8,624

          *Prior to 2003, RNAI expenses were part of basic research and were not separately accounted for on a project basis.

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

•

Phase II clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease.  Phase II trials can last up to several years and can cost several million dollars more than Phase I due to the larger scope and complexity of the trials. Variances in cost and time between trials may be due to the trial regimen, number of patients and length of time patients are on trial.

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

          General and administrative.  General and administrative expenses decreased to $1.2 million and $2.6 million for the three and six-months ended June 30, 2003, respectively, compared to $1.3 million and $2.8 million for the corresponding periods in 2002. The slight decrease in spending during the first quarter of 2003 compared to the first quarter of 2002 and the six month ending June 30, 2003 compared to the six month ending June 30, 2002 is the result of cost cutting measures including a reduction in force.   We had a reduction in general and administrative personnel from 19 as of June 30, 2002 to 11 as of June 30, 2003.  The reduction in force occurred during the first quarter of 2003.  The reduction in expenses was not fully realized during the first six months of 2003 due to severance provided.  We expect general and administrative expenses to continue to decrease for 2003 as a result of the reduction in workforce.

          Deferred patent cost write off. On April 21, 2003, as previously discussed, we completed a private placement, which resulted in a change of control for the company. We have also changed our business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter ended June 30, 2003, we undertook a detailed review of our existing patent portfolio. As a result of this review, we have written off in the second quarter $447,000 related to abandoned patents. In addition, since we are no longer pursuing the development of ribozymes internally, we have expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology.

          Due to the early stage of our technology, we intend to expense all future patent-related legal costs until we determine that the estimated recoverability of the associated legal costs is sufficiently probable, at which time such costs will be capitalized.  Future patent-related legal costs will be included in research and development expenses.

          Interest income.  Interest income increased to $190,000 for the three months ended June 30, 2003 compared to $112,000 for the corresponding period in 2002.  The increase is due to the $48 million financing which completed in April and increased our average balances in our cash, cash equivalents and securities available-for-sale as compared to the same period in 2002.  Interest income decreased to $211,000 for the six month period ended June 30, 2003 compared to $266,000 for the corresponding period in 2002 due to lower cash balances in the first four months and lower interest rates for the entire period. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

          Interest expense.  Interest expense decreased to $84,000 and $208,000 for the three and six month periods ending June 30, 2003, compared to $266,000 and $603,000, respectively, for the corresponding periods in 2002. The decrease is primarily due to the conversion of the Elan convertible note to Series B Preferred Stock.  The Elan note accrued interest expense and the Series B Preferred Stock accrued dividends.  The note was converted in June of 2002, therefore interest expense related to the Elan note of $187,000 and $449,000 was expensed for the three and six month periods ended June 30, 2002, respectively, compared to zero expense for the same periods in 2003.

          Equity in loss of unconsolidated affiliate.   Equity in loss of unconsolidated affiliate was $77,000 and $209,000 for the three and six month periods ended June 30, 2003, respectively, compared to $1.6 million and $3.0 million for the corresponding periods in 2002.  The expense is our 80.1% share of Medizyme’s expenses.  The decrease in loss recognized for the quarter ended June 30, 2003 is due to the wind-down and subsequent termination of our joint venture with Elan in April 2003.  As of June 30, 2003, all material expenses incurred with HERZYME have been recognized.

Liquidity and Capital Resources

          We had cash, cash equivalents and securities available-for-sale of $43.8 million at June 30, 2003 compared with $8.8 million at December 31, 2002. The $35.0 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $45.0 million received in net proceeds from equity sales, offset by $8.9 million used for operations, net of revenues of $3.5 million; $380,000 used for investments in equipment, leasehold improvements, patents and additional investment in an unconsolidated affiliate; and $750,000 paid for debt obligations.

          We invest our securities available-for-sale in interest bearing, investment-grade securities.

          Accounts receivable at June 30, 2003 were $379,000 compared to $484,000 at December  31, 2002. Accounts receivable at June 30, 2003 included $275,000 due from Geron for manufacturing and process development work.

          Total additions for property, plant and equipment for the six-month period ended June 30, 2003 were $192,000.  As of June 30, 2003, we had borrowed $1.8 million on a loan facility through a credit institution. The loan facility averages an interest rate of 9.5%, and matures in 36 or 48 months depending on the type of equipment collateralized.  The ability to borrow on the loan facility expired in November 2002.  We anticipate future property, plant and equipment needs to be financed through additional credit facilities yet to be determined.

          In the fourth quarter of 2002 we took delivery for $3.6 million of ribozyme drugs that we were contractually obligated to purchase from a contract manufacturer. The terms of payment for the purchase were $1.6 million paid on October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005. In June 2003, we entered into an agreement with the contract manufacturer, wherein in lieu of the payments of $1.1 million, and $873,491 together with the interest payable, we paid the contract manufacturer the sum of $1,726,805 to settle all obligations.

          Schering AG.  At June 30, 2003, the Company had an outstanding convertible loan, including accrued interest, of $3.1 million to Schering AG.  In connection with the Stock Purchase Agreement, and in consideration for the issuance of warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005.  Upon the closing of the Stock Purchase Agreement in April 2003, the Company paid $520,000 to Schering AG for interest accrued on the loan through March 2003.  Future interest payments to Schering will be paid on a quarterly basis.

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

Recently adopted Accounting Standards

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. We have adopted SFAS No. 143, as required, in our financial statements beginning in the first quarter of fiscal 2003. We have evaluated the provisions of SFAS No. 143 and the adoption does not have a material impact on our financial statements.

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

RISK FACTORS

Risks Relating to our Business, Industry and Common Stock

We are a biotechnology company in the early stage of development and have only a limited operating history for you to review in evaluating our current business and its prospects.

          Our focus is directed towards RNA interference technology, which is in an early stage of development and will require substantial further testing before we can begin any clinical development of RNA-based therapeutic products. There can be no assurance that our technologies will enable us to discover and develop therapeutic products.

          All of our products are in early stages of development, have never generated any sales and require extensive testing before commercialization. Our RNA interference-based drugs, which are the focus of our business, will require more than 5 years to bring to market, and may never reach the market. You must consider, based on our limited history, our ability to:

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

          We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under contract manufacturing of oligonucleotides, research and development agreements, and lines of credit. As of June 30, 2003, our accumulated deficit was approximately $207.3 million. We expect that the ability to use our net operating loss as a tax benefit will be significantly restricted in the future as a result of the change of control associated with the recently completed private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners, Techno Venture Management and Granite Global Ventures (collectively, the “Investors”).

          We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our products, including preclinical studies and clinical trials.

There is uncertainty relating to our patents that could cause us to incur substantial costs and delays as a result of proceedings and litigation regarding patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved. We may also decide to oppose or challenge third party patents.

          We have filed patent applications on various aspects of RNA interference technology that have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. The scope of our currently issued, or future, patents may not be sufficiently broad to offer meaningful protection against competitive products. We have received issuance of some additional patent applications covering various aspects of the basic RNA technology, and we have filed patent applications for other technology improvements and modifications that have not yet been approved.

          We are involved in a re-examination proceeding involving one of our patents in the United States that relates to oligonucleotides. Additionally, we have filed documents in opposition to an RNA interference-related patent granted to a potential competitor in Europe.

          Additionally, we cannot be certain that the named inventors of subject matter claimed by our patents and patent applications were the first to invent or the first to file patent applications for these inventions.

The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents that pose a risk of infringement. We may be forced to litigate if an intellectual property dispute arises.

          If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;
•	encounter significant delays in marketing our products;
•	be unable to participate in the manufacture, use or sale of products or methods of treatment requiring licenses;
•	lose patent protection for our inventions and product candidates; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

          In addition, we regularly enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, we would lose the rights to those technologies and patents.

To develop RNA interference-based drugs, we will need to find partners for collaboration.

          Engaging corporate partners and other third parties to help develop, manufacture and market our RNA interference-based products is an element of our strategy. All of our current partnerships are focused on the development of ribozyme-based drugs (including our partnership with Chiron for our most advanced ribozyme-based drug, ANGIOZYME), which are no longer the focus of our business. To a significant extent, our current partnerships are winding down. We do not intend to develop ANGIOZYME independently so that we can focus on RNA interference. If Chiron elects not to conduct additional clinical development studies, the Company and/or Chiron will seek a third party partner to develop ANGIOZYME. Chiron has not announced whether it will continue with the ANGIOZYME program, and there can be no assurance that a new partner will be found. Additionally, on April 11, 2003, we announced that we had concluded our collaboration with Elan Corporation with respect to the development of the HERZYME ribozyme product. We will not continue with independent development of this product, and it is not clear whether we will be successful in finding a development partner for it. Generally, if any of our current partners were to terminate its funding of the development of a particular product from our collaboration, we may not have the right or resources to continue development of that product on our own. Furthermore, since all of our current partnerships relate to the development of non-RNA interference-based products, we may choose not to pursue further development of those products.

          In addition, there are many aspects of our collaborations that have been and will continue to be outside of our control, including:

•	our ability to find and enter into agreements with appropriate collaborators for our RNA interference-based products;
•	the pace of development of our products, including the achievement of performance milestones;
•	development by our collaborators of competing technologies or products;
•	exercise by our collaborators of marketing or manufacturing rights; and
•	the loss of our rights to products or the profits from our products if we are unable to fund our share of development costs.

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

          Before commencing clinical trials in human beings, we must submit and receive approval from the FDA for an investigational new drug, or IND. In addition to the FDA, clinical trials are subject to oversight by institutional review boards at the universities or research institutions where we plan to carry out our clinical trials. The clinical trials:

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

          Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that would be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

          If regulatory clearance for a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all the applicable regulatory requirements needed to receive marketing clearance.

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

We currently lack sales and marketing experience and will likely rely upon third parties to market our products that will result in a loss of control over the marketing process.

          Currently, we intend to rely on third parties with established direct sales forces to market, distribute and sell many of our products. These third parties may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, sales force recruitment and management and promotional activities. We may be unable to control the actions of these third parties. We may be unable to make or maintain arrangements with third parties to perform these activities on favorable terms.

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

A small number of investors can control the company.

          The Investors in our recently completed private placement collectively own approximately 87.7% (after giving effect to the exercise of their warrants issued in connection with the private placement, but prior to giving effect to exercise of any stock options) of our outstanding common stock, and they will own approximately 81.5% of our outstanding common stock after the rights offering (assuming all rights are subscribed and that the number of outstanding shares is 35,920,215, which number assumes the exercise of all warrants held by the Investors). In addition, some of the Investors currently have the right to select four of seven members of our Board of Directors. In connection with the private placement transaction of April 21, 2003, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action, even those actions that under Delaware law require the affirmative vote of a supermajority of the stockholders, by written consent, without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to affect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

Our common stock has limited trading volume and a history of volatility, which could impair your investment.

          You may be unable to sell securities you purchase from us at the time or price desired. The market price of our common stock has fluctuated dramatically in recent years and in recent weeks. The trading price of our common stock may continue to fluctuate substantially due to:

•	the current rights offering;
•	our recent reverse stock split;
•	quarterly variations in our operating results;
•	changes in earnings estimates by market research analysts;
•	concentrated ownership interest of our new Investors;
•	changes in the status of our corporate collaborative agreements;
•	clinical trials of products;
•	research activities, technological innovations or new products by us or our competitors;
•	developments or disputes concerning patents or proprietary rights;
•	purchases or sales of our stock by our executive officers, directors or substantial holders of our common stock;
•	timing or denial by the FDA of clinical trial protocols or marketing applications;
•	securities class actions or other litigation;
•	our ability to raise additional funds; and
•	changes in government regulations.

          These fluctuations have sometimes been unrelated to our operating performance. As a result, the value of your shares could vary significantly from time to time. The historical trading volume of our common stock has been limited.

Both our charter documents and Delaware law have anti-takeover provisions that may discourage transactions involving actual or potential changes of control at premium prices.

          Our corporate documents and provisions of Delaware law applicable to us include provisions that discourage change of control transactions. For example, our charter documents authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences and other designations of preferred stock, including the voting rights, at its discretion.

          In addition, we are subject to provisions of Delaware General Corporation Law that may make some business combinations more difficult. As a result, transactions that otherwise could involve a premium over prevailing market prices to holders of our common stock may be discouraged or may be more difficult for us to effect as compared to companies organized in other jurisdictions.

The personal liability of our directors is limited.

          Our charter documents limit the liability of our directors for breach of their fiduciary duty or duty of care to our company. The effect is to eliminate liability of directors for monetary damages arising out of negligent or grossly negligent conduct. However, liability of directors under the federal securities laws will not be affected.

          Any of our stockholders would be able to institute an action against a director for monetary damages only if he, she or it can show a breach of the individual director’s duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of the law, an improper personal benefit, or an illegal dividend or stock purchase, and not for such director’s negligence or gross negligence in satisfying his duty of care.

THE COMPANY

We are developing a new class of RNA-based therapeutics.

RNA Interference Background

          RNA interference technology generally uses a double-stranded sequence of nucleic acid, such as RNA, capable of reducing the expression of mRNA and viral RNA in a sequence-specific manner. For simplicity, we refer to the double-stranded RNA molecule facilitating this process as a siNA (short interfering nucleic acid). The process of reducing the expression of a mRNA or viral RNA is called RNA interference. RNA interference is a mechanism used by cells to regulate the expression of genes and replication of viruses. The RNA interference mechanism induces the destruction of target RNA using naturally occurring cellular protein machinery.

          RNA interference has become the focus of multiple scientific publications over the past year. Harnessing the natural phenomenon of RNA interference holds potential for the development of a new class of drugs with specificity toward a wide range of different diseases that result from undesirable protein production or viral replication. Although there is widespread use of RNA interference-based reagents for target validation, the development of RNA interference-based pharmaceuticals for therapeutic uses to target disease currently is in an early stage of development.

          To date, one of the major limitations of RNA interference has been the instability of unmodified siNAs. Unmodified siNAs generally break down rapidly in the body, thereby restricting the duration of their potential therapeutic activity. Effective drugs need to be resistant to breaking down in the human body and cells to ensure a sustained therapeutic response. Over the past 10 years, we have developed chemical and pharmacological expertise and a portfolio of patents in this area of nucleic acid research. This capability allows informed design and rapid synthesis of chemically modified and stabilized siNA derivatives that retain substantially all the properties required for recognizing their target but also have increased resistance to degradation. Recently, we have shown in cell culture that stabilized siNAs can reduce the expression of specific genes without affecting expression of other genes. Our chemically modified and stabilized siNAs are stable in human serum for several days in serum stability assays. This is in contrast to unmodified siNAs most of which have human serum stability of less than a few minutes. We have made stabilized siNAs against a number of targets and successfully tested them in cell culture, and in some cases, with animal experiments. These targets cover the therapeutic fields of oncology, metabolic, inflammatory, central nervous system, renal and infectious diseases. Finally, we have filed for patent protection of our siNAs against these targets. We believe this provides us with a competitive advantage in developing RNA interference-based therapeutics.

RNA interference has potentially significant advantages over traditional drugs.

          RNA interference-based therapeutics have potentially significant advantages over traditional approaches to treating diseases, including the following:

•	Broad Applicability. Diseases for which an abnormal gene function can be identified as a cause or as an essential contributing factor, are potentially treatable with RNA interference-based drugs.

•

Therapeutic Precision.    Some of the side effects associated with traditional drugs may be reduced or avoided by using RNA interference-based drugs designed to inhibit expression of only disease associated- and targeted-gene and not interfere with other genes in the body.

•

Target RNA Destruction.    Compared to most drugs that only temporarily prevent targeted protein function, RNA interference-based drugs should destroy the target RNA and stop the associated undesirable protein production required for disease progression.

We are developing drugs that address significant and unmet medical needs. We have been in research and/or clinical development with product candidates in the following areas:

•	Hepatitis C Virus Infection: We are developing chemically stabilized siNAs that target the HCV viral RNA to treat HCV infection. This program is in the lead identification phase of development

•

Age-Related Macular Degeneration:    We are developing chemically stabilized siNAs that target the Vascular Endothelial Growth Factor pathway to treat age-related macular degeneration. This program is in the lead identification phase of development.

•	Other Indications for RNA Interference: We are evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

•

Solid Tumor Cancers:    ANGIOZYME is a ribozyme-based product we have been developing in collaboration with Chiron to treat solid tumor cancers. We have completed our preliminary analysis of 12 and 24 week data from a Phase II colorectal cancer clinical trial and presented the results at the ASCO meeting in Chicago on May 31, 2003. We do not intend to develop ANGIOZYME independently so that we can focus on RNA interference. If Chiron elects not to conduct additional clinical development studies, we and/or Chiron will seek a third party partner to develop ANGIOZYME. Chiron has not announced whether it will continue with the ANGIOZYME program, and there can be no assurance that a new partner will be found.

Our Business Strategy

Our strategy is to use our nucleic acid technology expertise and patent position to create value:

•	We intend to develop stabilized siNA molecules for therapeutic applications in several disease areas.
•	We will pursue partnerships with other pharmaceutical or biotechnology companies to develop RNA interference-based therapeutics.
•

We will seek to maintain and expand our patent portfolio and proprietary technology. We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to the RNA interference technology. Additionally, we have filed over 50 patent applications covering various aspects of the RNA interference technology. We aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of ribozyme and RNA interference-based therapeutics.

•

We want to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing. We believe that we have established one of the leading nucleic acid chemistry groups that can provide medicinal chemistry, process development and manufacturing to others in need of this expertise. We believe that we will be able to capitalize on our continuing investment in nucleic acid technology by entering into licensing, process development and pilot manufacturing arrangements with collaborators to generate revenues, while retaining this capability for our own drug development.

•

We intend to spin off or sell our diagnostic technology. We have demonstrated proof-of-principle for the use of allosteric ribozymes for both diagnostic protein and nucleic acid detection. We have decided not to develop further our diagnostic technology internally and, therefore, we intend to spin-off or sell this technology.

Gene Expression and Human Disease

          The undesirable production of certain proteins (gene expression) is a substantial factor in many human diseases. The abnormality may be due to a defective gene, the over- or under-production of a protein by a “normal” gene, or the expression of genes from viruses or bacteria. This abnormal protein production may have direct effects on cells within the body or may initiate a series of events involving other proteins, thereby producing disease. Gene expression by viruses or bacteria causes replication and growth of infectious agents.

          Protein production generally involves two steps. First, the information from the DNA sequence of the gene is “transcribed” to messenger RNA (mRNA). The second step involves “translation” of the mRNA and its information into a protein. The process by which genetic information is “expressed” in the form of a protein is highly selective; production of a particular protein generally requires its own specific DNA sequence that leads to a corresponding mRNA sequence. Being able to identify any abnormal production of protein is an important tool in diagnosing human disease. Blocking a gene’s expression using RNA interference once a protein target has been identified is, we believe, a promising therapeutic approach.

Our Nucleic Acid Technology

          Our approach to drug discovery and development begins by either identifying a gene in human beings causing or contributing to disease or identifying an essential gene in a disease-causing infectious agent. We analyze the nucleotide sequence of the mRNA corresponding to the target gene and create one or more complementary siNA nucleotide sequences. We then synthesize the siNAs using our proprietary processes.

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

          To date, we have achieved a number of significant milestones in RNA technology development, including the following:

          Stability.    To be useful as a therapeutic treatment, siNAs must remain stable in human serum and cells long enough to destroy the targeted RNA and, ideally, long enough to destroy several RNA molecules. Unmodified siNAs are stable in human serum for only a few minutes. We have successfully produced chemically modified siNAs that retain their activity in cell culture and are stable in human serum for several days in serum stability assays, thereby overcoming the first barrier to making an effective drug. Another hurdle is reducing drug clearance from the blood stream and the site of action. One way to accomplish this is to increase drug stability in a specific target organ and cell type that will vary depending on the disease target. We have carried out proof-of-principle experiments in animal model systems that demonstrate the activity of our stabilized siNA molecules.

          Selectivity.    Our siNA molecules should interact only with the target RNA and therefore not affect the functions of other genes. As a result, our siNA molecules have the potential to be less toxic than traditional drugs that interact with many targets. We have demonstrated a high degree of selectivity with siNAs. Based on our work and the work of others, we believe that a binding region of approximately 19 nucleotides is optimal for siNA selectivity. We can compare to the published human genome sequence data to ensure that only the desired gene sequence is targeted.

          Delivery.    Successful development of any drug requires that the drug be delivered to the desired site in the body, and delivery of nucleic acid-based therapeutics is generally challenging. We are exploring a number of delivery possibilities, including local (directly to the target area) and systemic (directly into the blood stream) delivery. To date, we have demonstrated in animal model systems that chemically stabilized siNA molecules are present in the bloodstream after intravenous delivery and that exposure can be prolonged by subcutaneous (into the skin) delivery. We believe that some chemically stabilized siNAs can be delivered via a single subcutaneous injection to patients with extended presence of siNAs in the patient’s blood. We are working on improving the delivery of siNAs by various methods, to increase the tissue-specific delivery of these drugs in vivo.

          Safety.    To date we have not assessed the safety of our chemically stabilized siNA drugs in human beings. However, we have completed single and multiple dose animal safety studies with our other oligonucleotides, for example with several ribozymes, that have confirmed the lack of significant toxicity at clinically relevant doses. Certain ribozyme-based compounds have shown a lack of toxicity in rodents and monkeys for periods of up to three months. In clinical trials for one of our ribozyme-based compounds, we have observed safety and tolerability for periods of up to 16 months of daily subcutaneous injections in approximately 170 cancer patients.

          Effectiveness.    We have demonstrated through internal research that RNA interference can reduce the amount of target mRNA and the corresponding level of protein produced in cell culture, and that our siNAs targeted against the VEGF pathway inhibit the development of new blood vessels in ocular animal model systems. In addition, we have shown the effectiveness of our anti-viral siNAs in decreasing HCV and HBV viral replication in cell culture model systems.

          Manufacturing. To meet our needs for research, preclinical studies, clinical trials and the eventual commercialization of RNA interference-based therapeutics, we must be able to manufacture sufficient amounts of drug in a cost effective manner. We have developed proprietary technology allowing us to synthesize several hundred stabilized siNA molecules in hundreds of microgram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites over short periods of time. We also have developed the capability to manufacture kilogram quantities under the FDA’s current good manufacturing practices (cGMP). In early 2002, we expanded our internal manufacturing capabilities and increased our level of cGMP compliance to enable the production of nucleic acid material for clinical trials.

Our Product Programs

          The development process for our products starts with research and preclinical development. Research includes identifying a target protein or viral sequence, synthesizing a panel of appropriate siNAs to block expression of the target protein or virus, and testing the activity of the siNAs in a specific cell population. We will pursue preclinical and clinical testing only for those products that we believe have a high likelihood of commercial success based on identifying a disease causing target, favorable pharmacokinetics and unmet medical need.

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

          We are developing siNAs that target the VEGF pathway to treat macular degeneration. This program is in the lead identification phase of development. To date, we have demonstrated that we can inhibit the formation of new blood vessels in ocular animal model systems of neovascularization using our stabilized siNAs targeting the VEGF pathway.

Hepatitis C

          There are approximately 3.9 million individuals infected with hepatitis C in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, hepatitis C infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. It is one of the most common blood-borne infections in the United States and has been identified as a “silent epidemic” and “a daunting challenge to public health” by the United States Congress. Current therapies for hepatitis C that include various interferons combined with Ribavarin are effective in approximately 50% of patients and have serious side effects.

We are developing an siNA therapeutic targeting the HCV. This program is in the lead identification phase of development. We have identified several stabilized siNAs that we are currently testing in appropriate animal model systems. We are also screening these siNAs in a cell culture system of HCV infection, where the preliminary results show that chemically modified siNAs can successfully inhibit viral replication.

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

          We face direct competition from other companies engaged in the research, development and commercialization of RNA interference-based technology, as well as competition from companies attempting other methods of gene expression control. In addition, we compete with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products to treat the same diseases that we target. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies and clinical trials, obtaining regulatory approvals and marketing than we do. Our collaborators and licensees may be conducting research and development programs using non-RNA interference technologies directed at the same diseases that we are targeting. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, our competitors may complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before us, thus achieving a significant competitive advantage.

          We are aware that a number of companies, including biotechnology companies and pharmaceutical companies, are pursuing research and development programs relating to the emerging area of RNA interference. A number of these companies have filed patents in the area of RNA interference. It is difficult to predict whether any of these companies will be successful in obtaining patent protection, whether the patent protection sought will address important aspects of the technology, and, to what extent these companies will be successful in their RNA interference ventures.

          Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

Our Patents and Proprietary Technology

          Protecting patents and other proprietary rights is crucial to developing our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations in the design, synthesis, and purification of nucleic acid molecules, such as RNA and in nucleic acid chemistry. We also rely on licensing opportunities to develop and maintain our competitive position. It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business.

          In the RNA interference field, we have filed over 50 patent applications covering various aspects of this technology, including chemically stabilized RNA interference constructs, method of synthesizing RNA interference constructs, application of RNA interference to specific therapeutic targets and for target discovery. We are in the process of filing additional patent applications to expand our coverage for the RNA interference technology, inventions and improvements that are considered important to the development of our business.

          In the ribozyme field, we have rights to over 180 issued or allowed patents, and over 150 pending patents covering various aspects of the ribozyme technology, including synthesis, delivery, methods of production and uses thereof, such as applications to human therapeutics and diagnostics, agriculture and animal health. These patents provide us with broad intellectual property protection in the field of ribozyme research and development.

          As part of our overall intellectual property strategy, we selectively enter into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies. With these agreements we intend to gain the commercial rights to such new technologies, such as RNA interference. It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business.

          We have filed opposition documents against an RNA interference-related patent granted to a competitor in Europe. We are also involved in a re-examination proceeding involving one of our patents in the United States. We may not have identified all United States and foreign patents that pose a risk of infringement.

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

Our Manufacturing and Marketing

          To support our research, preclinical and clinical trial manufacturing requirements, we constructed in our leased buildings manufacturing facilities that we believe comply with applicable regulatory requirements. We have also established operational quality assurance and quality control procedures. We believe that our existing facilities and capability will be satisfactory for production of siNAs needed for clinical trials.

          We do not currently have the internal facilities or means to manufacture, market, distribute or sell on a commercial scale any products we may develop. We have expanded our quality control and quality assurance program internally, including adopting a set of standard operating procedures designed to assure that any products manufactured by or for us are made in accordance with GMP and other applicable domestic and foreign regulations.

          We expect our corporate collaborators to enter into distribution or partnership agreements with pharmaceutical or biotechnology companies that have large, established sales organizations to market and sell most products developed, at least initially.

Our Employees

          As of August 14, 2003, we had 71 full-time employees, including a technical scientific and support staff of 60 and the balance in general administration. This includes a recent staff reduction in the administration and service areas of our company. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Description of Property

          We lease approximately 60,000 square feet of laboratory, manufacturing and office space in two adjacent buildings in Boulder, Colorado, under operating leases that last through October 2007 and June 2007. We believe that our facilities are sufficient to meet our current needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

          We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          We were a defendant in several class action lawsuits, that were consolidated into a single lawsuit, brought on behalf of purchasers of our common stock on November 16 and 17, 1999. The lawsuits, which were substantially identical, alleged that we violated certain federal securities laws based upon our having made an allegedly misleading announcement on November 15, 1999. On November 7, 2002, we announced that an agreement had been reached with the plaintiffs to settle the stockholder class action lawsuit. By Order filed April 8, 2003, the Court approved the settlement, dismissed all claims in the action with prejudice, and directed that judgement be entered dismissing the case.  Our liability insurance covered the full amount of the settlement.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On April 16, 2003 we held a Special Meeting of Stockholders.  Results of matters voted on at the Special Meeting and, with respect to Proposal 3, at subsequent adjournment,(on a pre-reverse stock split basis) are as follows:

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

On May 29, 2003 we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1.

The election of two directors to serve for the ensuing three years until the expiration of their terms in 2006 or until their successors are duly elected and qualified.  The following persons were elected as our directors and received the number of votes set forth below:

Director	For	Against

Jeremy Curnock Cook	26,727,844	21,927
Howard Robin	26,727,844	21,927

2.	To ratify the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2003.

Votes For	26,729,195
Votes Against	18,025
Votes Abstained	2,550

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
10.1	Employment Agreement dated as of February 11, 2003 between the Company and Howard Robin (2)
10.2	Employment Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2)
10.3	Employment Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2)
10.4	Indemnification Agreement dated as of April 18, 2003 between the Company and Howard Robin (2)
10.5	Indemnification Agreement dated as of April 18, 2003 between the Company and Jeremy Curnock Cook (2)
10.6	Indemnification Agreement dated as of April 18, 2003 between the Company and Douglas Fambrough and Alan G. Walton (2)
10.7	Indemnification Agreement dated as of April 18, 2003 between the Company and James Niedel (2)
10.8	Indemnification Agreement dated as of April 18, 2003 between the Company and Bryan Roberts (2)
10.9	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Howard Robin (2)
10.10	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2)
10.11	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2)
10.12	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Barry Polisky (2)
10.13	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Bharat Chowrira (2)
10.14	Indemnification Agreement dated as of July 28, 2003 between the Company and R. Scott Greer (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 dated July 22, 2003 filed with the Securities and Exchange Commission on July 22, 2003 (Registration No. 333-107216).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 11, 2003 filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 0-27914).
(3)	Filed herewith.

(b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

•

Current Report on Form 8-K dated April 11, 2003, filed with the Securities and Exchange Commission on April 24, 2003 under Item 1. Changes in Control of Registrant, Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•

Current Report on Form 8-K dated May 19, 2003, filed with the Securities and Exchange Commission on May 20, 2003 under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated May 31, 2003, filed with the Securities and Exchange Commission on June 3, 2003 under Item 5. Other Events.

We furnished the following Current Report on Form 8-K during the quarter ended June 30, 2003;

•

Current Report on Form 8-K dated May 14, 2003, furnished to the Securities and Exchange Commission on May 14, 2003 under Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated: August 14, 2003	By:	/s/ HOWARD W. ROBIN

Howard W. Robin Chief Executive Officer and President (Principal Executive Officer)

Dated: August 14, 2003	By:	/s/ MARVIN TANCER

Marvin Tancer Chief Financial Officer and Vice President of Operations (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
10.1	Employment Agreement dated as of February 11, 2003 between the Company and Howard Robin (2)
10.2	Employment Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2)
10.3	Employment Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2)
10.4	Indemnification Agreement dated as of April 18, 2003 between the Company and Howard Robin (2)
10.5	Indemnification Agreement dated as of April 18, 2003 between the Company and Jeremy Curnock Cook (2)
10.6	Indemnification Agreement dated as of April 18, 2003 between the Company and Douglas Fambrough and Alan G. Walton (2)
10.7	Indemnification Agreement dated as of April 18, 2003 between the Company and James Niedel (2)
10.8	Indemnification Agreement dated as of April 18, 2003 between the Company and Bryan Roberts (2)
10.9	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Howard Robin (2)
10.10	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2)
10.11	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2)
10.12	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Barry Polisky (2)
10.13	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Bharat Chowrira (2)
10.14	Indemnification Agreement dated as of July 28, 2003 between the Company and R. Scott Greer (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 dated July 22, 2003 filed with the Securities and Exchange Commission on July 22, 2003 (Registration No. 333-107216).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 11, 2003 filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 0-27914).
(3)	Filed herewith.