Form 10-Q
period 2003-09-30
SIRNA THERAPEUTICS INC
filed 2003-11-12
CIK 892112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27914

SIRNA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1697351
(State of or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 10, 2003 was 31,620,740.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,711	$2,065
Securities available-for-sale	22,576	6,756
Accounts receivable	301	264
Accounts receivable-joint venture	—	157
Accounts receivable-related parties	14	62
Prepaid expenses and other current assets	850	756

Total current assets	42,452	10,060

Property, plant and equipment, net	3,639	4,524

Notes receivable-related parties	447	692
Deferred patent costs, net	785	5,887
Other assets	821	735

Total assets	$48,144	$21,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable-trade	$739	$943
Accrued expenses	2,149	2,316
Deferred revenue, current portion	200	894
Deferred revenue, current portion-related parties	100	400
Current portion of long-term debt	579	480

Total current liabilities	3,767	5,033

Other long term liabilities	375	—
Long term debt	686	3,029
Convertible debt	2,920	3,460

Convertible, exchangeable preferred stock; Series A	—	12,015
Accreted preferred stock dividend	—	2,314

Stockholders’ equity (deficit)
Convertible preferred stock; Series B	—	—
Preferred stock issuable	—	1,127
Accreted preferred stock dividend	—	748
Common stock (Note 2)	316	34
Additional paid-in capital (Note 2)	260,727	188,640
Unrealized gain on securities available-for-sale	13	7
Accumulated deficit	(218,204)	(194,509)
Unearned Compensation	(2,456)	—

Total stockholders’ equity (deficit)	40,396	(3,953)

Total liabilities and stockholders’ equity (deficit)	$48,144	$21,898

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue
Collaborative agreements	$180	$1,025	$3,442	$2,991
Collaborative agreements-joint venture	—	183	2	1,034
Collaborative agreements-related parties	103	100	311	484

Total revenues	283	1,308	3,755	4,509

Expenses
Research and development	10,349	5,635	18,402	20,262
General and administrative	873	1,099	3,488	3,871
Deferred patent cost write-off	—	—	5,344	—

Total expenses	11,222	6,734	27,234	24,133

Operating loss	(10,939)	(5,426)	(23,479)	(19,624)

Other income (expense)
Interest expense, interest income, other expense	(7)	(45)	(7)	(382)
Equity in loss of unconsolidated affiliate	—	(1,342)	(209)	(4,359)

Total other income (expense)	(7)	(1,387)	(216)	(4,741)

Net loss	(10,946)	(6,813)	(23,695)	(24,365)
Accretion of dividends on preferred stock	—	520	562	1,024

Net loss applicable to common stock	$(10,946)	$(7,333)	$(24,257)	$(25,389)

Net loss per share (basic and diluted)	$(0.37)	$(2.18)	$(1.19)	$(7.58)

Shares used in computing net loss per share	29,443,040	3,360,308	20,461,290	3,349,583

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Operating Activities
Net loss	$(23,695)	$(24,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,224	1,503
Deferred patent cost write off	5,344	684
Purchase of license through issuance of common stock	3,000	—
Patent expense	(183)	—
Equity in loss of unconsolidated affiliate	133	4,359
Compensation for forgiveness of notes receivable-related parties	262	160
Pay off of third party manufacturing costs	(1,727)	—
Gain on pay off of third party manufacturing costs	(247)	—
Compensation expense related to common stock and options	267	—
Loss on disposal of equipment, net	46	4
Accrued interest included in convertible debt	180	629
Changes in operating assets and liabilities:
Accounts receivable	169	87
Prepaid expenses and other	(111)	(843)
Other assets	(86)	(16)
Accounts payable	(204)	(1,037)
Accrued expenses	579	228
Deferred revenue	(694)	978
Deferred revenue-related parties	(300)	(300)

Net cash used in operating activities	(16,043)	(17,929)

Investing activities
Additions to property, plant and equipment	(236)	(1,545)
Additions to deferred patent costs	(208)	(949)
Net sales (purchases) of securities available-for-sale	(15,814)	4,245
Investment in unconsolidated affiliate	(133)	(1,102)
Loan repayments-related parties	—	170
Loan advances-related parties	—	(450)

Net cash (used in) provided by investing activities	(16,391)	369

Financing activities
Net proceeds from issuance of common and preferred stock	49,955	114
Payments under loan facilities	(932)	(185)
Borrowings under loan facilities	23	2,280
Conversion of debt	34	—

Net cash provided by financing activities	49,080	2,209

Net increase (decrease) in cash and cash equivalents	16,646	(15,351)
Cash and cash equivalents at beginning of period	2,065	23,498

Cash and cash equivalents at end of period	$18,711	$8,147

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2: Special Meeting of Stockholders and Private Placement

On February 11, 2003, the Company entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (the “Investors”) to sell common stock and warrants for an aggregate amount of approximately $48 million (the “Stock Purchase Agreement”). On April 16, 2003 the Company held a Special Meeting of Stockholders pursuant to which the terms of the Stock Purchase Agreement with the Investors were approved. At the Special Meeting and a subsequent adjournment, the stockholders approved the following proposals:

•	The terms of the private placement to the Investors;

•	An amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of its outstanding common stock of one-for-six, to increase the number of authorized shares of capital stock, to change the Company’s name from Ribozyme Pharmaceuticals, Inc. to Sirna Therapeutics, Inc. and to permit stockholders to act by written consent in lieu of a meeting;

•	An amendment to the Company’s 1996 Stock Option Plan and to the 2001 Stock Option Plan as a result of which the Company (a) terminated the 1996 Stock Option Plan and made its outstanding options covered by the 2001 Stock Option Plan, (b) increased the number of shares reserved for issuance pursuant to its 2001 Stock Option Plan by a total of 5,666,667 shares (after giving effect to the reverse stock split) and (c) provided a maximum limit on options granted to any individual during any calendar year of 2,000,000 shares; and

•	An increase in the number of shares reserved for issuance pursuant to the Company’s Employee Stock Purchase Plan by a total of 833,333 shares (after giving effect to the reverse stock split).

On April 21, 2003, pursuant to the Stock Purchase Agreement, the Company completed the sale of 24,242,425 shares of its common stock and warrants to purchase 5,015,152 shares of its common stock to the Investors for an aggregate consideration of approximately $48 million. The common stock was sold in a private placement at a price per share of $1.98 and the warrants are exercisable at any time over the five year period measured from the date of issuance at a price per share of $2.52.

With the consummation of the above transactions, the Investors owned, at the time of the closing, approximately 87.7% (after giving effect to the exercise of the warrants pursuant to the Stock Purchase Agreement, but prior to giving effect to exercise of any stock options) of the Company’s outstanding capital stock. Further, pursuant to the Stock Purchase Agreement, some of the Investors have, in the aggregate, the right to designate four of the seven members of the Company’s board of directors. Currently, three of the six board members represent the Sprout Group, Venrock Associates and Oxford Bioscience Partners IV (one seat on the board is currently unfilled).

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

In connection with the execution of the Stock Purchase Agreement, the Company obtained certain waivers and amendments to the Company’s outstanding convertible loan with Schering AG (“Schering”) and to the Company’s agreements with Elan Corporation (“Elan”). In exchange for warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering extended the due date for repayment of the loans from April 2004 to January 2005. Among other things, Elan converted all of the outstanding shares of the Company’s Series A and Series B Preferred Stock into shares of the Company’s common stock immediately prior to the closing of the transactions, waived certain pre-emptive rights, and waived its right to nominate a director for election to the Company’s board of directors. The Series A Preferred Stock and accreted dividends have been reclassified to permanent equity-common stock following the conversion to common stock in April 2003.

Note 3: Medizyme

In January 2000, the Company formed a joint venture with Elan for the development and commercialization of HERZYME ™ , the Company’s product candidate to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD ® and certain liposomal drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (“Medizyme”). The MEDIPAD ® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. The Company filed an Investigational New Drug for HERZYME in Canada in February 2001, which was approved in April 2001.

While the Company owned 80.1% of the outstanding common stock of Medizyme, Elan retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16 Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, the Company did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of June 30, 2003, the Company had absorbed the entire cost basis in its equity investment through its share of Medizyme’s net losses.

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

The unaudited results of operations of Medizyme for the nine month period ended September 30, 2003 and 2002 are as follows (in thousands):

	2003	2002
Revenue	$—	$—

Research and development	—	1,692
License fee	—	3,750

Net loss	$—	$(5,442)

Note 4: Deferred Patent Cost Write-Off

Due to the early stage of the technology, the Company expenses all patent legal costs directly incurred in connection with patent applications or patents until it is determined that the likelihood of recovery of patent costs is sufficiently probable, at which time such patent costs are deferred and capitalized. If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. On a quarterly basis, the Company reviews all capitalized patents costs and if a determination is made to abandon a patent or a patent application, or that an issued patent or a patent application is deemed to no longer have significant economic value, the unamortized balance in deferred patent costs related to that patent is immediately expensed.

On April 21, 2003, as previously discussed in Note 2, the Company completed a private placement, which resulted in a change of control for the company. The Company has also changed its business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter ended June 30, 2003, the Company undertook a detailed review of its existing patent portfolio. As a result of this review, the Company wrote-off in the second quarter $447,000 of patent costs related to patents or patents that the Company abandoned. In addition, since the Company is no longer pursuing the development of ribozymes, the Company expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in the Company’s statement of operations for the nine month period ended September 30, 2003.

Current patent costs directly related to the Company’s existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and will be amortized over a shorter period, estimated to be three years, due to the early stage of the Company’s technology.

Note 5: Rights Offering

On July 30, 2003, the Company offered to its non-Investor stockholders, non-transferable rights to purchase an aggregate of $5 million of shares, or 2,525,252 shares, of newly issued common stock at a price of $1.98 per share. Each non-Investor stockholder received 0.61 rights for each share of common stock held by the stockholder, with the aggregate number of rights received by each stockholder rounded up to the nearest whole number, on the record date, which was July 21, 2003. In addition, stockholders were permitted to subscribe for additional shares in the event that there were unsubscribed rights. The expiration date of the offering was August 29, 2003. Stockholders fully subscribed to the offering and in September 2003 the Company issued 2,525,252 shares of common stock for net proceeds of $4.6 million.

Note 6: Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to follow the intrinsic value method prescribed by APB 25, however, the Company will continue to evaluate its approach to accounting for stock options in light of ongoing industry and regulatory developments.

The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value measurement provisions of SFAS No. 123 (in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(10,946)	$(6,813)	$(23,695)	$(24,365)
Add: Stock-based employee compensation expense included in reported income	106	—	215	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,290)	(683)	(2,949)	(2,453)

Pro forma net loss	(12,130)	(7,496)	(26,429)	(26,818)

Pro forma net loss applicable to common stock	$(12,130)	$(8,016)	$(26,991)	$(27,842)
Pro forma loss per share (basic and diluted)	$(0.41)	$(2.39)	$(1.32)	$(8.31)

In February 2003, the Company granted approximately 4.8 million options to employees and consultants at an exercise price of $2.10 per share. At the time of the grants, the Company’s stock option plan had available 285,000 options and therefore the February 2003 grants required stockholder approval for the additional 4.5 million shares granted. At the Special Meeting held on April 16, 2003, stockholders approved an amendment to the Company’s stock option plan to increase the number of shares reserved for issuance pursuant to the plan by a total of 5,666,667 shares. On the day of the meeting, the Company’s stock price closed at $2.70. Because the price of the stock closed at a higher price on the day of approval than the exercise price of the options, the Company was required to record unearned compensation of $2.7 million, which is the $0.60 difference in stock price multiplied by the 4.5 million shares that required approval. The compensation is deferred and will be expensed as the options vest. Generally, the options vest monthly over four and five years. Related to the February 2003 grants, the Company recorded compensation expense of $106,000 and $267,000 for the three and nine month periods ended September 30, 2003, respectively.

Note 7: Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company has adopted SFAS No. 143, as required, in its financial statements beginning in the first quarter of fiscal 2003. Management has evaluated the provisions of SFAS No. 143 and the adoption does not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146, as required, in its financial statements beginning in the first quarter of fiscal 2003. Management has evaluated the provisions of SFAS No. 146 and the adoption does not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable, fair value-based method (as set forth in SFAS No. 148) of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value-based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. The Company has adopted SFAS No. 148, as required, in its financial statements beginning in the first quarter of fiscal 2003. See Note 6 to these Notes to Condensed Financial Statements for the quarterly disclosure requirements under SFAS No. 148.

Note 8: University of Massachusetts License Agreement

In September 2003, the Company announced that it entered into a worldwide license agreement with the University of Massachusetts Medical School (the “Medical School”) for its undivided interest in intellectual property relating to RNA interference (“RNAi”) technology covering short interfering RNA (“siRNA”). The license covers the RNAi technology patent application filed by Tuschl et al., International PCT Publication No. WO 01/75164, which was jointly developed and is owned by the University of Massachusetts Medical School, Max-Planck Institute, Whitehead Institute and the Massachusetts Institute of Technology. The subject matter of this intellectual property includes the demonstration that short pieces of RNA, or siRNAs, could be engineered to inhibit gene expression in mammalian cells. The license grants the Company rights to the undivided interest of the Medical School in the Tuschl et al., intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

Under the terms of the license agreement, the Company paid $3.0 million in cash and issued 579,150 shares of the Company’s common stock, valued at $3.0 million, to the Medical School in exchange for the license. The purchase price was expensed as in-process research and development due to the uncertainty of both the technological feasibility and alternative future uses of the technology as of the acquisition date. The Medical School will receive additional cash and common stock from the Company following the achievement of certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School may also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues the Company may generate from the direct sublicensing of this patent.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated product candidates, sales efforts, expenses and financial results. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” included herein. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which it its made.

On February 11, 2003, we entered into a common stock and warrant purchase agreement with certain investors to sell common stock and warrants for an aggregate amount of approximately $48 million (the “Stock Purchase Agreement”). On April 16, 2003, we held a Special Meeting of Stockholders at which the terms of the Stock Purchase Agreement with the investors were approved. At the Special Meeting of Stockholders, our stockholders approved, among other things, a one-for-six reverse stock split. Subsequent to the approval, every six shares of our common stock were replaced with one share of our common stock. In reviewing our financial information, please note that all references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in the Financial Statements, Notes to Financial Statements and Management’s Discussion and Analysis prior to the effective date of the reverse stock split have been restated to reflect the one-for-six common stock reverse split on a retroactive basis.

Overview of our Business

We are using our proprietary technology and expertise in nucleic acids to develop a new class of nucleic acid-based therapeutics involving RNA interference. We are dedicated to developing RNA-based molecules for therapeutic purposes.

Since our inception in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. Until recently, we focused on developing ribozyme (a type of RNA)-based therapeutics and diagnostics. As a result, we advanced three product candidates into clinical development. We also have acted, and intend to continue to act, as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized; oligonucleotides are a form of nucleic acid) for our use and for use by our collaborators and customers, in order to generate revenue for the purpose of supporting our therapeutic discovery operations. Our expertise in nucleic acid technology enables us to focus on the development of a new type of nucleic acid-based therapeutic based on RNA interference. We have discontinued our efforts in ribozymes and redirected our research to RNA interference because we believe it has the best prospects for commercial success. We are using our expertise to design, stabilize, manufacture and deliver small interfering nucleic acids, or siNAs, that selectively activate the process of RNA interference. We believe siNA-based drugs can become important therapeutics in the future.

We are seeking to develop drugs that address significant and unmet medical needs. We are in research and/or preclinical development with product candidates in the following areas: (a) Age-Related Macular Degeneration—we are developing chemically stabilized siNAs that target the Vascular Endothelial Growth Factor, or VEGF, pathway to treat macular degeneration and (b) Hepatitis C Virus, or HCV, Infection—we are developing chemically stabilized siNAs that target the HCV viral RNA to treat HCV infection. We are also evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to the RNA interference technology. Additionally, we have filed or licensed over 50 patent applications covering various aspects of the RNA interference technology.

Our Licensing, Process Development and Pilot Manufacturing Activities

Archemix. In May 2001, we entered into a collaborative agreement with Archemix, a privately held company. One of Archemix’s technologies, RiboReportersTM, incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of our agreement with Archemix, we granted certain licenses and sublicenses to our intellectual property covering the allosteric ribozyme technology. We also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. We currently own approximately 2% of the outstanding common stock of Archemix. In addition, in September 2003, we entered into a manufacturing agreement with Archemix, whereby we will manufacture and supply to Archemix cGMP-grade ARC183, an anti-thrombin aptamer.

Geron Corporation. In December 2001, we announced a collaboration with Geron Corporation, or Geron, a biopharmaceutical company focused on oncology and regenerative medicine. Our first program was a process development partnership with Geron for GRN163, a nucleic acid based telomerase agonist for cancer. Geron paid us for consultation in nucleic acid technology process development and scale-up of the manufacturing process for GRN163. We successfully completed this program and the arrangement was renewed in July 2002 to manufacture GMP clinical-grade GRN163 for Geron’s Phase I clinical study. Delivery under this agreement was completed in June 2003.

atugen AG. We have used ribozymes and other oligonucleotides for target discovery and validation, the process by which we identify genes that cause or contribute to human diseases. In 1998, we transferred our target discovery and validation technologies involving ribozymes and antisense oligonucleotides to atugen AG (“atugen”), a privately owned German biotechnology company, in exchange for a significant equity interest in atugen. atugen’s primary goal is to accelerate the discovery and validation of human health therapeutic targets through strategic collaborations. We currently own 31% of atugen common stock, which is subordinate to certain rights and preferences of atugen’s preferred shares. We have the right to name two designees to atugen’s board of directors, so long as we own at least 30% of atugen’s outstanding stock. However, should atugen seek additional financing, we would expect our ownership percentage to decrease. We are paid by atugen for a portion of our costs of prosecuting patents applicable to atugen’s business. As part of its formation, atugen received exclusive royalty-free licenses to our extensive patents and technologies for target discovery and validation using antisense oligonucleotides and ribozymes. We received a one-time $2.0 million license payment in 1999 for a portion of the licensed technology.

Other Programs

As we have redirected our business to focus on RNA interference, our current partnerships, which are for ribozyme-based technology and do not focus on RNA interference, are winding down.

•	ANGIOZYME is a ribozyme-based product candidate we have been developing in collaboration with Chiron Corporation, or Chiron, to treat solid tumor cancers. We have completed our preliminary analysis of 12- and 24-week data from a Phase II colorectal cancer clinical trial and presented the results at the American Society of Clinical Oncology meeting in Chicago on May 31, 2003. Due to our new business strategy, we do not intend to develop ANGIOZYME independently. We have agreed with Chiron to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party can be found, and if so, under terms agreeable to both Chiron and Sirna.

•	We also were developing HERZYME, a ribozyme-based product candidate, in collaboration with Elan to treat breast and other solid tumor cancers. A Phase I clinical trial was completed during the first quarter of 2003. In April 2003, we entered into a termination agreement with Elan, under which we retain full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd., to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME or (b) a royalty on our net sales of HERZYME. We do not intend to pursue independent development of HERZYME.

Recent Developments

On February 11, 2003, we entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”) to sell common stock and warrants for an aggregate amount of approximately $48 million (the “Stock Purchase Agreement”). On April 16, 2003, we held a Special Meeting of Stockholders at which the terms of the Stock Purchase Agreement with the Investors were approved. At the Special Meeting of Stockholders held on April 16, 2003, our stockholders approved, among other things, a one-for-six reverse stock split. Subsequent to the approval, every six shares of our common stock were replaced with one share of our common stock.

On April 21, 2003, pursuant to the Stock Purchase Agreement, we completed the sale of 24,242,425 shares of our common stock and warrants to purchase 5,015,152 shares of our common stock to the Investors for an aggregate consideration of approximately $48 million. The common stock was sold in a private placement at a price per share of $1.98 and the warrants are exercisable at any time over the five year period measured from the date of issuance at a price per share of $2.52.

In April 2003, we entered into a termination agreement with Elan, under which we retained full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd. (“Medizyme”), to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME or (b) a royalty on our net sales of HERZYME. However, we do not intend to pursue independent development of HERZYME.

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

At September 30, 2003, we had an outstanding convertible loan, including accrued interest, of $3.1 million to Schering AG. In April 2003, in connection with the Stock Purchase Agreement and in consideration for the issuance of warrants and our agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, we paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Subsequent to March 2003, interest payments to Schering are paid on a quarterly basis.

In connection with the Stock Purchase Agreement, we gave our non-Investor stockholders, non-transferable rights to purchase an aggregate of $5 million of shares of newly issued common stock at a price of $1.98 per share. Each non-Investor stockholder received 0.61 rights for each share of common stock held by the stockholder, with the aggregate number of rights of each stockholder rounded up to the nearest whole number, on the record date, which was July 21, 2003. In addition, stockholders were permitted to subscribe for additional shares in the event that there were unsubscribed rights. We offered the rights to give each stockholder (other than the Investors) the opportunity to buy more shares of our common stock at the same price at which we sold shares of common stock to the Investors in our recently completed private placement. (Note that a number of important terms and conditions of the private placement were not made available or do not apply to stockholders who participated in the rights offering.) An additional purpose of the rights offering was to raise working capital. The Investors waived their right to purchase in the rights offering. The rights offering expired on August 29, 2003 and was fully subscribed. Net proceeds from the offering were $4.6 million.

In September 2003, we announced that we entered into a worldwide license agreement with the University of Massachusetts Medical School (“Medical School”) for its undivided interest in intellectual property relating to RNA interference (“RNAi”) technology covering short interfering RNA (“siRNA”). The license grants us rights to the undivided interest of the Medical School in the intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, valued at $3.0 million, to the Medical School in exchange for the license. The Medical School will receive additional cash and common stock from us following the achievement of certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School may also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues we may generate from the direct sublicensing of this patent.

We recently filed a complaint in federal court against a privately-held company, alleging infringement of certain ribozyme-related patents to which we have exclusive rights. The complaint does not relate to our primary business, the development of nucleic acid-based therapeutics involving RNA interference.

Critical Accounting Policies

Revenue Recognition. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. We often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be materially different. As of September 30, 2003, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate.

In November 2002, the EITF published Issue No. 00-21 (“EITF 00-21” ), Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003. We reviewed EITF 00-21 and have determined that this issue will not have a material impact on our operating results and financial positions.

To date, we have committed substantially all our resources to our research and product candidate development programs. We have not generated any revenues from therapeutic product sales, nor do we anticipate generating any therapeutic product revenues in the foreseeable future. Revenue recorded from our collaborative agreements consists of:

•	Research revenue. Typically, research revenue is based on the fully burdened cost of a researcher working on a collaboration. Rates are billed per employee, per year, pro-rated for time worked on a project. This revenue is typically invoiced on a monthly basis, either up front or in arrears. Revenue is recognized ratably over the period, with the balance reflected as deferred revenue until earned. The revenue is typically recurring over the term of a collaboration.

•	Contract manufacturing revenue. We generally recognize revenue related to our contract manufacturing as we ship or deliver drugs to our partners.

•	Milestone revenue. We recognize revenue related to milestones upon completion of the milestone’s performance requirement.

•	License or royalty revenue. We recognize as revenue immediately those licensing and royalty agreements we enter into for which we have no future performance obligations and are reasonably assured of collecting the resulting receivable. For licenses that we enter into where we have future performance obligations, the revenue is recognized ratably over the term of the obligations.

All revenues are either deferred and recognized over the performance period or recognized upon satisfying revenue criteria. As of September 30, 2003, all revenues that have been recognized were fully earned, and no further obligation exists for recognized revenue. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

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

On April 21, 2003, as previously discussed, we completed a private placement, which resulted in a change of control for the company. We have also changed our business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter ended June 30, 2003, we undertook a detailed review of our existing patent portfolio. As a result of this review, we wrote off in the second quarter $447,000 of patent costs related to patents or patents that we abandoned. In addition, since we are no longer pursuing the development of ribozymes internally, we expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in our statement of operations for the periods ended September 30, 2003.

Current patent costs directly related to our existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and will be amortized over a shorter period, estimated to be three years, due to the early stage of the RNAi technology.

Accounting for Investments in Unconsolidated Affiliates. As part of the joint venture with Elan, we licensed HERZYME and Elan licensed its MEDIPAD® and certain liposomal drug delivery technologies to the joint venture, Medizyme. The joint venture was terminated in April 2003. While we own 100% of the outstanding common stock of Medizyme, Elan retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16, Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of September 30, 2003, we had absorbed the entire cost basis in our equity investment through our share of Medizyme’s net losses.

In 1998, we invested $2.0 million and licensed our gene identification and target validation technology to atugen. Upon formation in 1998, we owned a majority of the common stock outstanding in atugen; however, similar to the above discussion on Medizyme about “participating rights,” minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we had absorbed our entire cost basis in our equity investment through our share of atugen’s net losses. We currently own 31% of atugen common stock, which is subordinate to certain rights and preferences of atugen’s preferred shares.

Redeemable Preferred Stock. Our balance sheet as of December 31, 2002 presents our Series A preferred stock and related accreted preferred stock dividends outside of permanent stockholders’ equity, as a result of the adoption of EITF Topic No. D-98, Classification of and Measurement of Redeemable Securities. We issued the Series A preferred stock in January 2000 in connection with the formation of Medizyme. Shares of the Series A preferred stock issued to Elan were exchangeable for a portion of our investment in Medizyme. In April 2003 in connection with the Stock Purchase Agreement, Elan converted all of the outstanding shares of the Series A preferred stock held by Elan into shares of our common stock immediately prior to the closing of the transaction. The Series A preferred stock and accreted dividends have been reclassified to permanent equity-common stock following the conversion to common stock in April 2003.

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

Revenues

Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint venture, and (iii) Collaborative agreements-related parties. Collaborative agreement revenues primarily include revenues recorded from Chiron, Geron and Fujirebio Diagnostics, Inc. Chiron revenues are related to our collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture we had with Elan. Collaborative agreements-related parties consists of revenues recorded from atugen.

Collectively, collaborative revenues decreased to $283,000 and $3.8 million for the three and nine months ended September 30, 2003, respectively, from $1.3 million and $4.5 million for the corresponding periods in 2002. The decrease is primarily due to lower research revenues associated with ANGIOZYME and HERZYME. Revenues for ANGIOZYME and HERZYME are based on the fully loaded expense of a researcher working on the project. As both ANGIOZYME and HERZYME moved beyond the research phase and forward in clinical trials, less time was required of our researchers and more third party expenses were incurred. Reimbursements from our collaborators for third party expenses are credited against expenses and not recognized as revenue. In addition, in April 2003, we terminated our joint venture with Elan and are not pursuing independent development of HERZYME. Revenues recorded for HERZYME were zero and $2,000 for the three and nine month periods ended September 30, 2003, respectively, compared to $183,000 and $1.0 million for the same periods in 2002. Also, our ANGIOZYME Phase II clinical trials are winding down and as of September 30, 2003 we no longer had patients remaining on the drug. Revenues recorded for ANGIOZYME were $164,000 and $480,000, for the three and nine month periods ended September 30, 2003, respectively, compared to $446,000 and $1.9 million for the same periods in 2002. Revenues recorded for atugen were $103,000 and $311,000 for the three and nine month periods ended September 30, 2003, respectively, compared to $100,000 and $484,000 for the corresponding periods in 2002. The decrease for the period to date are due to an overall reduction in services provided.

The majority of our revenues for the nine months ended September 30, 2003 were attributable to revenues recognized related to our Geron collaboration. Geron revenues increased to $2.8 million for the nine months ended September 30, 2003 compared to $621,000 for the same period in 2002. During the second quarter of 2003, we recognized deferred revenue of $2.2 million upon the completion of the contract and the release of product to Geron.

Expenses

Research and development. Research and development expenses increased to $10.3 million and $18.4 million for the three and nine months ended September 30, 2003, respectively, compared to $5.6 million and $20.3 million for the corresponding periods in 2002. The increase of $4.7 million for the three month period ended September 30, 2003 compared to the same period in 2002, was primarily due to the acquisition of a license to the University of Massachusetts RNAi technology for $6.0 million. In September 2003, we entered into a license agreement with the University of Massachusetts Medical Center for its interest in RNAi technology. Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, valued at $3.0 million, to the Medical School in exchange for the license. The purchase price was expensed as in-process research and development due to the uncertainty of both the technological feasibility and alternative future uses of the technology as of the acquisition date. The $1.3 million decrease in remaining expenses were due to a decrease in contract services utilized to support our clinical trials, as well as a reduction in personnel costs. During the third quarter of 2002, we incurred $785,000, net of partner reimbursements, in third party contract manufacturing and distribution costs for ANGIOZYME and HEPTAZYME to support our clinical trials. Subsequently in 2003, the scale and scope of the ANGIOZYME trials decreased and the HEPTAZYME trial was discontinued, therefore our clinical trial expenses during the third quarter of 2003 were only $257,000 to support ANGIOZYME clinical trials. The decrease of $1.9 million for the nine month period ended September 30, 2003 compared to the same period in 2002, was primarily due to $4.5 million in clinical and contract manufacturing costs we incurred during the first half of 2002, compared to the same costs of $137,000 in the nine month period ended September 30, 2003. The 2003 period to date expenses are net of a $247,000 credit taken in the second quarter for early payment on our note payable to Avecia Limited for manufacturing costs. In addition, our revised business plan resulted in a reduction of personnel in research and development from a high of 115 in January 2002, to a staff of 70 as of September 30, 2002 and subsequently to a staff of 60 as of September 30, 2003. The reduction in personnel resulted in lower salary and benefit expenses of $393,000 for the third quarter of 2003 and $2.3 million in savings for the nine months ended September 30, 2003 when compared to the same periods in 2002.

We have incurred the following expenses, net of partner reimbursements, related to our major research and development projects for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
RNAi*	$2,908	$—	$6,740	$—
ANGIOZYME	249	710	698	3,740
HEPTAZYME	—	949	85	5,520
HERZYME	—	293	113	1,314

TOTAL	$3,157	$1,952	$7,636	$10,574

*	Prior to 2003, RNAi expenses were part of basic research and were not separately accounted for on a project basis.

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

Future costs related to the projects are difficult to estimate due to the nature of the technology and the inability to foresee outcomes of key milestones in the clinical development of each drug. However, in the biotechnology industry, drug timelines generally track certain averages such as the following:

•	Preclinical research may last years depending on the technology. The research phase for the first generation ribozyme drug lasted approximately six years and cost more than $70.0 million starting with the formation of the Company in 1992 until our first chemically synthesized ribozyme-based product candidate investigational new drug, or IND, was filed in 1998. Preclinical research included development from a conceptual ribozyme to the first chemically synthesized ribozymes, through the completion of animal toxicity and pharmacokinetic studies necessary to file the ANGIOZYME IND, our first chemically synthesized ribozyme-based drug introduced in the clinic.

•	Phase I clinical trials are generally conducted with small groups of patients or healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time. Phase I trials may last anywhere from a few months to two years and may cost several million dollars depending on the drug and indication targeted.

•	Phase II clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease. Phase II trials can last up to several years and can cost several million dollars more than Phase I due to the larger scope and complexity of the trials. Variances in cost and time between trials may be due to the trial regimen, number of patients and length of time patients are on trial.

•	Phase III clinical trials are large-scale, multi-center, comparative trials with patients afflicted with the targeted disease in order to provide enough data to demonstrate the efficacy and safety required by the Food and Drug Administration, or FDA, prior to commercialization of the drug. A Phase III trial may last anywhere from a year to several years and could cost many millions of dollars.

The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients. If Phase III trials are successful, the final step in a drug approval timeline is submission of a New Drug Application (“NDA”) with the FDA. The NDA process may last several years.

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

General and administrative. General and administrative expenses decreased to $873,000 and $3.5 million for the three and nine months ended September 30, 2003, respectively, compared to $1.1 million and $3.9 million for the corresponding periods in 2002. The decrease in spending for the three and nine months ended September 30, 2003 compared to the same periods in 2002 is the result of cost cutting measures, including a reduction in force. Through the reduction in force and attrition, general and administrative personnel staffing was reduced from a high of 21 in May 2002, to 16 as of September 30, 2002 and to 10 as of September 30, 2003. The reduction in force occurred during the first quarter of 2003.

Deferred patent cost write off. On April 21, 2003, as previously discussed, we completed a private placement, which resulted in a change of control for the company. We have also changed our business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter, we undertook a detailed review of our existing patent portfolio. As a result of this review, we wrote off $447,000 related to abandoned patents in the second quarter. In addition, since we are no longer pursuing the development of ribozymes internally, we have expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology.

Due to the early stage of our technology, we are expensing all patent-related legal costs until we determine that the estimated recoverability of the associated legal costs is sufficiently probable, at which time such costs will be capitalized. Future patent-related legal costs will be included in research and development expenses.

Interest expense, net. Interest expense, net, included interest expense of $105,000 and $313,000 for the three and nine month periods ended September 30, 2003, as well as interest income of $101,000 and $312,000 for the same periods, respectively. Interest expense increased slightly to $105,000 from $102,000, for the three month period ended September 30, 2003 and 2002, respectively. However, interest expense decreased to $313,000 from $705,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to the conversion of the Elan convertible note to Series B Preferred Stock. The Elan note accrued interest expense and the Series B Preferred Stock accrued dividends. The note was converted in June of 2002, therefore interest expense related to the Elan note of $449,000 was expensed for the nine month period ended September 30, 2002,compared to zero expense for the same period in 2003.

Interest income increased to $101,000 for the three months ended September 30, 2003 compared to $57,000 for the corresponding period in 2002. The increase is due to the $48 million financing, which we completed in April, increasing the average balances in our cash, cash equivalents and securities available-for-sale as compared to the same period in 2002. Interest income decreased slightly to $312,000 for the nine month period ended September 30, 2003 compared to $323,000 for the corresponding period in 2002 due to lower cash balances in the first four months of 2003 and lower interest rates for the entire period. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was zero and $209,000 for the three and nine month periods ended September 30, 2003, respectively, compared to $1.3 million and $4.4 million for the corresponding periods in 2002. The expense is our share of Medizyme’s expenses. The decrease in loss recognized for the quarter and period to date ended September 30, 2003 is due to the wind-down and subsequent termination of our joint venture with Elan in April 2003. As of September 30, 2003, all material expenses incurred with Medizyme have been recognized.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $41.3 million at September 30, 2003 compared with $8.8 million at December 31, 2002. The $32.5 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $50.0 million received in net proceeds from equity sales, offset by $16.0 million used for operations, net of revenues of $3.8 million; $577,000 used for investments in equipment, leasehold improvements, patents and additional investment in an unconsolidated affiliate; and $932,000 paid for debt obligations.

We invest our securities available-for-sale in interest bearing, investment-grade securities.

Accounts receivable at September 30, 2003 were $315,000 compared to $483,000 at December 31, 2002. Accounts receivable at September 30, 2003 included $258,000 due from Chiron for expenses incurred on ANGIOZYME.

Total additions for property, plant and equipment for the nine month period ended September 30, 2003 were $236,000. As of September 30, 2003, we have $1.2 million outstanding on a loan facility through a credit institution. The loan facility averages an interest rate of 9.5%, and matures in 36 or 48 months depending on the type of equipment collateralized. The ability to borrow on the loan facility expired in November 2002. We anticipate future property, plant and equipment needs to be financed through additional credit facilities yet to be determined.

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

Schering AG. At September 30, 2003, we had an outstanding convertible loan, including accrued interest, of $3.1 million to Schering AG. In connection with the Stock Purchase Agreement, and in consideration for the issuance of warrants and our agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loan from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, we paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Interest payments to Schering are paid on a quarterly basis.

We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that, with the consummation of our recent private placements, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements into 2005. We expect to incur substantial additional costs, including costs related to:

•	our research, drug discovery and development programs;

•	preclinical studies of our product candidates, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal fees; and

•	manufacturing and marketing of our products, if any.

We will continue to need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by selling more stock, your ownership share in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available, or on acceptable terms when needed.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3,

Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS No. 146, as required, in our financial statements beginning in the first quarter of fiscal 2003. The adoption of the provisions of SFAS No. 146 has not had a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. We have adopted SFAS No. 148, as required, in our financial statements beginning in the first quarter of fiscal 2003. See Note 6 to the Notes to Condensed Financial Statements for the quarterly disclosure requirements under SFAS No. 148.

RISK FACTORS

Risks Relating to our Business, Industry and Common Stock

We are a biotechnology company in the early stage of development and have only a limited operating history for you to review in evaluating our current business and its prospects.

Our focus is directed towards RNA interference technology, which is in an early stage of development and will require substantial further testing before we can begin any clinical development of RNA-based therapeutic product candidates. There can be no assurance that our technologies will enable us to discover and develop therapeutic products.

All of our product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. Our RNA interference-based drugs, which are the focus of our business, will require more than five years to bring to market, and may never reach the market. You must consider, based on our limited history, our ability to:

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

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under contract manufacturing of oligonucleotides, research and development agreements, and lines of credit. As of September 30, 2003, our accumulated deficit was approximately $218 million. We expect that the ability to use our net operating loss as a tax benefit will be significantly restricted in the future as a result of the change of control associated with the recently completed private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”).

We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our product candidates, including preclinical studies and clinical trials.

There is uncertainty relating to our patents that could cause us to incur substantial costs and delays as a result of proceedings and litigation regarding patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved. We may also decide to oppose or challenge third party patents.

We have filed patent applications on various aspects of RNA interference technology that have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. The scope of our owned or licensed currently issued, or future, patents may not be sufficiently broad to offer meaningful protection against competitive products. We have received issuance of some additional patent applications covering various aspects of the basic RNA technology, and we have filed patent applications for other technology improvements and modifications that have not yet been approved.

We are involved in a re-examination proceeding involving one of our patents in the United States that relates to oligonucleotides. Additionally, we have filed documents in opposition to an RNA interference-related patent granted to a potential competitor in Europe.

We recently filed a complaint in federal court against a privately-held company, alleging infringement of certain ribozyme-related patents to which we have exclusive rights. The complaint does not relate to our primary business, the development of nucleic acid-based therapeutics involving RNA interference.

Additionally, we cannot be certain that the named inventors or assignees of subject matter claimed by our owned or licensed patents or patent applications were the first to invent or the first to file patent applications or are proper assignees for these inventions.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our products;

•	be unable to participate in the manufacture, use or sale of products or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

In addition, we regularly enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, or should the licensors fail to maintain their licensed interest in the licensed patents, we could lose the rights to those technologies and patents.

To develop RNA interference-based drugs, we will need to find partners for collaboration.

Engaging corporate partners and other third parties to help develop, manufacture and market our RNA interference-based products is an element of our strategy. Our current partnerships are focused on the development of ribozyme-based drugs (including our partnership with Chiron for our most advanced ribozyme-based drug, ANGIOZYME), which are no longer the focus of our business. To a significant extent, our current partnerships are winding down. We do not intend to develop ANGIOZYME independently so that we can focus on RNA interference. If Chiron elects not to conduct additional clinical development studies, the Company and/or Chiron will seek a third party partner to develop ANGIOZYME. Chiron has not announced whether it will continue with the ANGIOZYME program, and there can be no assurance that a new partner will be found. Additionally, on April 11, 2003, we announced that we had concluded our collaboration with Elan Corporation with respect to the development of the HERZYME ribozyme product candidate. We will not continue with independent development of this product candidate, and it is not clear whether we will be successful in finding a development partner for it. Generally, if any of our current partners were to terminate its funding of the development of a particular product candidate from our collaboration, we may not have the right or resources to continue development of that product candidate on our own. Furthermore, since all of our current partnerships relate to the development of non-RNA interference-based product candidates, we may choose not to pursue further development of those product candidates.

In addition, there are many aspects of our collaborations that have been and will continue to be outside of our control, including:

•	our ability to find and enter into agreements with appropriate collaborators for our RNA interference-based product candidates;

•	the pace of development of our product candidates, including the achievement of performance milestones;

•	development by our collaborators of competing technologies or products;

•	exercise by our collaborators of marketing or manufacturing rights; and

•	the loss of our rights to products or the profits from our products if we are unable to fund our share of development costs.

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

Before commencing clinical trials in human beings, we must submit and receive approval from the FDA for an investigational new drug, or IND. In addition to the FDA regulations, clinical trials are subject to oversight by institutional review boards at the universities or research institutions where we plan to carry out our clinical trials. The clinical trials:

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

Our success may depend on third party reimbursement of patients’ costs for our products that could result in price pressure or reduced demand for our products.

Our ability to market products successfully will depend in part on the extent to which various third parties are willing to reimburse patients for the costs of our products and related treatments. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third party payors may not authorize or may limit reimbursement for our products, even if our products are safer or more effective than the alternatives. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for our products. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect our ability to sell our products and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

A small number of investors can control the company.

As of September 30, 2003, the Investors in our recently completed private placement collectively own approximately 80.0% (after giving effect to the exercise of their warrants issued in connection with the private placement, but prior to giving effect to exercise of any stock options) of our outstanding common stock. In addition, some of the Investors currently have the right to select four of seven members of our Board of Directors. In connection with the private placement transaction of April 21, 2003, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action, even those actions that under Delaware law require the affirmative vote of a supermajority of the stockholders, by written consent, without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 17, 2003 we amended our Certificate of Incorporation to increase our authorized common stock from 60,000,000 to 120,000,000 shares, par value $0.01, pursuant to a vote of shareholders on April 16, 2003. Our board of directors may issue authorized shares of common stock from time to time as it determines desirable. Additional issuances of common stock could dilute the ownership of current holders of common stock.

On September 29, 2003, we completed a rights offering of 2,525,252 shares of our common stock for $1.98 per share that resulted in gross proceeds of $5.0 million.

Pursuant to an agreement dated September 26, 2003 between Sirna Therapeutics, Inc. and the University of Massachusetts Medical School, we issued 579,150 shares of our common stock in exchange for a worldwide license agreement with the University of Massachusetts Medical School for its undivided interest in its intellectual property on RNA interference technology covering short interfering RNA.

On September 30, 2003, we filed a Form S-3 Registration Statement to register 30,842,129 shares of our common stock for certain of our stockholders pursuant to the Stock Purchase agreement entered into by the Company in April, 2003. We will receive no proceeds from the sale of these shares by the selling stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(10)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

10.1	Indemnification Agreement dated as of July 28, 2003 between the Company and R. Scott Greer(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 dated July 22, 2003 filed with the Securities and Exchange Commission on July 22, 2003 (Registration No. 333-107216).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 11, 2003 filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 0-27914).
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.
(4)	Filed herewith.

(b)	Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

•	Current Report on Form 8-K dated July 25, 2003, filed with the Securities and Exchange Commission on July 30, 2003 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated July 30, 2003, filed with the Securities and Exchange Commission on July 31, 2003 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated August 29, 2003, filed with the Securities and Exchange Commission on September 9, 2003 under Item 5. Other Events and Required FD Disclosure.

•	Current Report on Form 8-K dated September 9, 2003, filed with the Securities and Exchange Commission on September 9, 2003 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated September 16, 2003, filed with the Securities and Exchange Commission on September 16, 2003 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated September 19, 2003, filed with the Securities and Exchange Commission on September 19, 2003 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

We furnished the following Current Report on Form 8-K during the quarter ended September 30, 2003:

•	Current Report on Form 8-K dated August 14, 2003, furnished to the Securities and Exchange Commission on August 14, 2003 under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated: November 10, 2003	By:	/s/ Howard W. Robin
Howard W. Robin Chief Executive Officer and President (Principal Executive Officer)

Dated: November 10, 2003	By:	/s/ Marvin Tancer
Marvin Tancer Chief Financial Officer and Vice President of Operations (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

10.1	Indemnification Agreement dated as of July 28, 2003 between the Company and R. Scott Greer(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 dated July 22, 2003 filed with the Securities and Exchange Commission on July 22, 2003 (Registration No. 333-107216).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 11, 2003 filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 0-27914).
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.
(4)	Filed herewith.