Form 10-K
period 2003-12-31
SIRNA THERAPEUTICS INC
filed 2004-03-18
CIK 892112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 16, 2004, was approximately $33,000,000.

As of March 16, 2004, the registrant had 31,787,147 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement which will be filed on or before April 30, 2004 with the Securities and Exchange Commission in connection with Registrant’s annual meeting of stockholders to be held on or about May 12, 2004 is incorporated by reference into Part III (Items 10,11,12, 13 and 14) of this Report.

Explanatory Note

ITEM 1. BUSINESS

Forward-Looking Statements

Statements in this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, partnerships and collaborations, future performance or results of current and anticipated product candidates, sales efforts, expenses and financial results. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” included herein. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which it is made.

An Overview of Our Company

Sirna Therapeutics, Inc. (known as Ribozyme Pharmaceuticals, Inc. until our name change became effective on April 16, 2003) is a leader in the field of nucleic acid technology. We are using our proprietary technology and expertise in nucleic acids to develop a new class of nucleic acid-based therapeutics involving RNA interference.

Since our inception in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. Our expertise in nucleic acid technology enables us to focus on the development of a new type of nucleic acid-based therapeutic based on RNA interference. In 2001 we began to study RNA interference (RNAi) and in 2003, based on advancements in, and potential of, the field, we directed our research and development activities entirely to RNA interference. We are using our expertise to design, stabilize, manufacture and deliver short interfering ribonucleic acids (siRNAs) that activate selectively the process of RNA interference. We believe siRNA-based drugs may become important therapeutics in the future. We also continue to act as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized; oligonucleotides are a form of nucleic acid) for our use and for use by our collaborators and customers, to generate free cash flow for the purpose of supporting our therapeutic discovery operations.

We are seeking to develop drugs that address significant and unmet medical needs. We are in research and/or preclinical development with product candidates in the following areas: (a) Age-Related Macular Degeneration (AMD)—we are developing chemically stabilized siRNAs that target the Vascular Endothelial Growth Factor (VEGF) pathway to treat AMD; (b) Hepatitis C Virus (HCV) Infection—we are developing chemically stabilized siRNAs that target the HCV viral RNA to treat HCV infection and (c) Oncology—we recently announced a collaboration with Eli Lilly & Company (Lilly) to jointly investigate our proprietary chemically modified siRNAs against specific oncology targets provided by Lilly. We also maintain an active program evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

We own, or have exclusive license to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to RNA interference technology. Additionally, we have filed or licensed over 60 patent applications covering various aspects of the RNA interference technology.

We are developing a new class of RNA-based therapeutics.

RNA Interference Background

RNA interference technology generally uses a double-stranded sequence of nucleic acid, such as RNA, capable of reducing the expression of messenger RNA (mRNA) and viral RNA in a sequence-specific manner. For simplicity, we refer to the double-stranded RNA molecule facilitating this process as a siRNA (short interfering RNA). The process of reducing the expression of an mRNA or viral RNA using siRNAs is called RNA interference or RNAi. RNA interference is a mechanism used by cells to regulate the expression of genes and replication of viruses. The RNA interference mechanism induces the destruction of target RNA using naturally occurring cellular protein machinery.

Harnessing the natural phenomenon of RNA interference holds potential for the development of a new class of drugs with specificity toward a wide range of different diseases that result from undesirable protein production or viral replication. Although there is widespread use of RNA interference-based reagents for target validation, the development of RNA interference-based pharmaceuticals for therapeutic uses is currently in an early stage of development.

To date, one of the major limitations of RNA interference has been the instability of unmodified siRNAs. Unmodified siRNAs generally break down rapidly in the body, thereby restricting the duration and therefore magnitude of their potential therapeutic activity. Effective drugs need to be resistant to breaking down in the human body and cells to ensure a sustained therapeutic response. Over the past 10 years, we have developed chemical and pharmacological expertise and a portfolio of patents to support the design and synthesis of chemically modified siRNA derivatives that retain substantially all the properties required for recognizing their target but also have increased resistance to degradation. Our chemically modified and stabilized siRNAs are stable in human serum for several days in serum stability assays. This is in contrast to unmodified siRNAs, most of which have human serum stability of less than a few minutes. We have made stabilized siRNAs against a number of targets and successfully tested them in cell culture, and in some cases, with animal experiments showing reduced expression of specific genes without affecting expression of other genes. These targets cover the therapeutic fields of ophthalmological, oncology, metabolic, inflammatory, central nervous system, renal and infectious diseases. Finally, we have filed for patent protection of our siRNAs against these targets. We believe this provides us with a competitive advantage in developing RNA interference-based therapeutics.

RNA interference has potentially significant advantages over traditional drugs.

RNA interference-based therapeutics have potentially significant advantages over traditional approaches to treating diseases, including the following:

•	Broad Applicability. Diseases for which an abnormal gene function can be identified as a cause or as an essential contributing factor, are potentially treatable with RNA interference-based drugs.

•	Therapeutic Precision. Some of the side effects associated with traditional drugs may be reduced or avoided by using RNA interference-based drugs designed to inhibit expression of only disease associated- and targeted-gene and not interfere with other genes in the body.

•	Target RNA Destruction. Compared to most drugs that only temporarily prevent targeted protein function, RNA interference-based drugs are designed to destroy the target RNA and therefore stop the associated undesirable protein production required for disease progression.

We are developing drugs that address significant and unmet medical needs. We have been in research and/or clinical development with product candidates in the following areas:

•	Age-Related Macular Degeneration: We are developing chemically stabilized siRNAs that target the VEGF pathway to treat age-related macular degeneration. We have selected a lead candidate, Sirna-027, with which we have completed a pre-Investigational New Drug (IND) meeting with the Food and Drug Administration (FDA). During 2004, we plan to manufacture Sirna-027 and complete its toxicology program in anticipation of filing an IND with the FDA by the end of the year.

•	Hepatitis C Virus Infection: We are developing chemically stabilized siRNAs that target HCV RNA to treat HCV infection. This program is in the lead identification phase of preclinical development and we plan to select a HCV candidate by the end of 2004.

•	Oncology: As we recently announced, we will be collaborating with Lilly to investigate our proprietary modified small interfering RNAs (siRNAs) against specific oncology targets provided by Lilly. The goal of the collaboration is to establish a proof of concept that could lead to the development of novel RNA interference therapeutics for oncology. We are also exploring additional partnership opportunities with other companies in the field of oncology.

•	Other Indications for RNA Interference: We are evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

•	Solid Tumor Cancers: ANGIOZYME is a ribozyme-based product we were developing in collaboration with Chiron to treat solid tumor cancers. We completed our analysis of data from a Phase II colorectal cancer clinical trial and presented the results at the ASCO meeting in Chicago on May 31, 2003. Due to our new business strategy, we do not intend to further develop ANGIOZYME independently. We have agreed with Chiron to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party will be found, and if so, under terms agreeable to both Chiron and Sirna.

Our Business Strategy

Our strategy is to use our nucleic acid technology expertise and patent position to create value:

•	We intend to independently develop stabilized siRNA molecules for therapeutic applications in several disease areas.

•	We will pursue partnerships with other pharmaceutical or biotechnology companies to develop RNA interference-based therapeutics.

•	We will seek to maintain and expand our patent portfolio and proprietary technology. We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these patents extend coverage to RNA interference. Additionally, we have filed over 60 patent applications covering various aspects of the RNA interference. We aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of RNA interference-based therapeutics.

•	We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing. We believe that we have established one of the leading nucleic acid chemistry groups that can provide medicinal chemistry, process development and manufacturing to others in need of this expertise. We believe that we will be able to capitalize on our continuing investment in nucleic acid technology by entering into licensing, process development and pilot manufacturing arrangements with collaborators to generate revenues, while retaining this capability for our own drug development.

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

Protein production generally involves two steps. First, the information from the DNA sequence of the gene is “transcribed” to mRNA. The second step involves “translation” of the mRNA and its information into a protein. The process by which genetic information is “expressed” in the form of a protein is highly selective; production of a particular protein generally requires its own specific DNA sequence that leads to a corresponding mRNA sequence. Being able to identify any abnormal production of protein is an important tool in diagnosing human disease. A typical mRNA is believed to produce approximately 5,000 copies of the protein. By destroying a single copy of mRNA, production of 5,000 copies of the target protein could potentially be blocked. Preventing the formation of a protein by targeting the mRNA is, therefore, believed to be a more potent approach for therapeutic intervention than preventing the function of the target protein. Our RNA interference technology targets the mRNA and blocks the formation of protein. Blocking a gene’s expression using RNA interference, once a protein target has been identified, is, we believe, a promising therapeutic approach for those diseases where abnormal protein overproduction is a problem.

Our Nucleic Acid Technology

Our approach to drug discovery and development begins by either identifying a gene in human beings causing or contributing to disease or identifying an essential gene in a disease-causing infectious agent. We analyze the nucleotide sequence of the mRNA corresponding to the target gene and focus on one or more complementary siRNA nucleotide sequences. We then synthesize the siRNAs using our proprietary processes.

Initially, we test the effectiveness of the siRNA in cell culture and, if possible, in animal models. If the siRNA reduces or stops production of the protein associated with the disease, or slows the associated growth or spread of the disease, not only have we validated the disease contributing function of the gene, but we also have identified a drug candidate.

Once we identify a target gene and related siRNA, we attempt to improve the effectiveness of the siRNA by varying its structure to increase further its stability and improve its pharmacokinetic properties in the human body.

To date, we have achieved a number of significant milestones in siRNA technology development, including the following:

Stability. To be useful as a therapeutic treatment, siRNAs must remain stable in human serum and cells long enough to destroy the targeted RNA and, ideally, long enough to destroy multiple copies of the target RNA. Unmodified siRNAs are stable in human serum for only a few minutes. We have successfully produced chemically modified siRNAs that retain their activity in cell culture and are stable in human serum for several days in serum stability assays, thereby overcoming the first barrier to making an effective drug. We have carried out experiments in animal model systems that demonstrate the activity of our stabilized siRNA molecules.

Circulation Time. Another hurdle in the development of siRNAs for therapeutic use is reducing drug clearance from the blood stream and the site of action. siRNAs are rapidly cleared from circulation by the renal system in less than an hour. We have successfully produced chemically modified siRNAs and formulations that have improved the circulation time of siRNAs to several days. We have carried out proof-of-principle experiments in animal model systems that demonstrate the activity of these stabilized siRNA formulations with improved circulation time.

Selectivity. Ideally, our siRNA molecules should interact only with the target RNA and therefore not affect the functions of other genes. As a result, our siRNA molecules should have the potential to be less toxic than traditional drugs that interact with many targets. We have demonstrated a high degree of selectivity with siRNAs. Based on our work and the work of others, we believe that a binding region of approximately 19 nucleotides is optimal for siRNA selectivity.

Delivery. Successful development of any drug requires that the drug be delivered to the desired site in the body, and delivery of nucleic acid-based therapeutics is generally challenging. We are exploring a number of delivery possibilities, including local (directly to the target area) and systemic (directly into the blood stream) delivery. To date, we have demonstrated in animal model systems that chemically stabilized siRNA molecules are present in the bloodstream after intravenous delivery and that exposure can be prolonged by subcutaneous (into the skin) delivery. We believe that some chemically stabilized siRNAs can be delivered via a single subcutaneous injection to patients and result in the extended presence of siRNAs in the patient’s blood. We are working on improving the delivery of siRNAs by various methods, to increase the tissue-specific delivery of these drugs in vivo. We have carried out experiments in animal model systems that demonstrate systemic efficacy of stabilized siRNA formulations in endothelial cells and in liver hepatocytes following a normal intravenous or subcutaneous route of administration.

Safety. To date we have not assessed the safety of our chemically stabilized siRNA drugs in human beings. However, we have completed single and multiple dose animal safety studies with our other oligonucleotides, for example with several ribozymes that have confirmed the lack of significant toxicity at clinically relevant doses. Certain ribozyme-based compounds have shown a lack of toxicity in rodents and monkeys for periods of up to three months. In clinical trials for one of our ribozyme-based compounds, we have observed safety and tolerability for periods of up to 16 months of daily subcutaneous injections in approximately 170 cancer patients.

Effectiveness. We have demonstrated through internal research that RNA interference can reduce the amount of target mRNA and the corresponding level of protein produced in cell culture. Additionally, our siRNAs targeted against the VEGF pathway inhibit the development of new blood vessels in ocular animal models and inhibit tumor growth in cancer animal models. In addition, we have shown the effectiveness of our anti-viral siRNAs in decreasing HCV and HBV viral replication in cell culture models and that our siRNAs targeted against HBV inhibit the viral replication in animal models.

Manufacturing. To meet our needs for research, preclinical studies, clinical trials and the eventual commercialization of RNA interference-based therapeutics, we must be able to manufacture sufficient amounts of drug in a cost effective manner. We have developed proprietary technology allowing us to synthesize several hundred stabilized siRNA molecules in hundreds of microgram quantities per month. These quantities are sufficient to permit us to perform direct cell-based screening of multiple potential target sites over short periods of time. We also have developed the capability to manufacture kilogram quantities under the FDA’s current good manufacturing practices (cGMP). In early 2002, we expanded our internal manufacturing capabilities and increased our level of cGMP compliance to enable the production of nucleic acid material for clinical trials.

Our Product Programs

The development process for our products starts with research and preclinical development. Research includes identifying a target protein or viral sequence, synthesizing a panel of appropriate siRNAs to block expression of the target protein or virus, and testing the activity of the siRNAs in a specific cell population. We will pursue preclinical and clinical testing only for those products that we believe have a high likelihood of commercial success based on identifying a disease causing target, favorable pharmacokinetics and unmet medical need.

Preclinical testing includes pharmacology and toxicology testing in animal models, product formulation, dosage studies and manufacturing scale-up for submission of the data necessary to comply with regulatory requirements of the FDA and similar agencies in other countries prior to commencing human trials.

Age-Related Macular Degeneration

Age-related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. There are two different forms of AMD: dry AMD and wet AMD. The dry form accounts for the majority of AMD cases but usually does not lead to vision loss. The wet form accounts for 10 to 15% of all AMD cases but is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD with 200,000 new cases per year that require treatment. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina called neovascularization. This neovascularization results in fragile blood vessels that leak blood and fluid into the retina. The leakage occurs in the macula, the portion of the retina responsible for central vision. If left untreated, wet AMD leads to rapid vision loss for most patients.

Current therapies for wet AMD include laser photocoagulation and Visudyne® (QLT/Novartis). In 2002, Visudyne had global sales of $287 million. The most advanced new therapy under development for AMD is Macugen™ (Eyetech/Pfizer), which has been tested in Phase III clinical trials. Macugen is a nucleic acid drug that reportedly binds and neutralizes Vascular Endothelial Growth Factor (VEGF). Both Visudyne and Macugen are reported to result in improved vision in about 25% of patients, although each product utilizes a different mechanism of action. The clinical results from these two products suggest that there will be a market for additional therapies to treat this serious disease.

We recently selected Sirna-027 as our lead candidate, targeting the VEGF pathway to treat AMD, and expect to file an Investigational New Drug (IND) application with the FDA to initiate Phase I clinical trials. To date, we have demonstrated that we can inhibit the formation of new blood vessels in cell culture and several animal model systems of ocular neovascularization using our stabilized siRNAs targeting genes in the VEGF pathway.

Hepatitis C

There are approximately 3.9 million individuals infected with hepatitis C in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, hepatitis C infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. It is one of the most common blood-borne infections in the United States and has been identified as a “silent epidemic” and “a daunting challenge to public health” by the United States Congress. Current therapies for hepatitis C that include various interferons combined with Ribavarin are effective in approximately 50% of patients and have significant side effects.

We are developing an siRNA therapeutic targeting the hepatitis C virus. This program is in the lead identification phase of preclinical development. We have identified several stabilized siRNAs that we are currently testing in appropriate animal model systems. We are also screening these siRNAs in a cell culture system of HCV infection, where the preliminary results show that chemically modified siRNAs can successfully inhibit viral replication. We plan to select a lead candidate targeting HCV infection by the end of 2004.

Oncology

In January 2004, we announced a collaboration with Eli Lilly to develop novel RNA interference therapeutics. During the eighteen-month collaboration, the companies will jointly investigate Sirna’s proprietary modified small interfering RNAs against Lilly’s specific oncology targets. Lilly will provide oncology targets, preclinical in vivo models and research funding, and Sirna will provide stabilized siRNAs, formulations and pharmacokinetic support. In addition, Lilly received a non-exclusive research license to our technologies for oncology. The goal of the collaboration is to establish a proof of concept that could lead to the development of novel RNA interference therapeutics for oncology. We are also exploring additional partnership opportunities with other companies in the field of oncology.

Other Programs

Since we have redirected our business to focus on RNA interference, our previous partnerships for ribozyme-based technology are winding down.

•	ANGIOZYME is a ribozyme-based product candidate were developing in collaboration with Chiron Corporation, or Chiron, to treat solid tumor cancers. We have completed our analysis of data from a Phase II colorectal cancer clinical trial and presented the results at the American Society of Clinical Oncology meeting in Chicago on May 31, 2003. Due to our new business strategy, we do not intend to develop ANGIOZYME independently. We have agreed with Chiron to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party will be found, and if so, under terms agreeable to both Chiron and Sirna.

•	We also were developing HERZYME, a ribozyme-based product candidate, in collaboration with Elan to treat breast and other solid tumor cancers. A Phase I clinical trial was completed during the first quarter of 2003. In April 2003, we entered into a termination agreement with Elan, under which we retain full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd., to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME or (b) a royalty on our net sales of HERZYME. We do not intend to pursue independent development of HERZYME.

Our Licensing, Process Development and Pilot Manufacturing Activities

University of Massachusetts License Agreement. In September 2003, we announced that we entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to RNA interference technology covering siRNA. The license covers the RNAi technology patent application filed by Tuschl et al., International PCT Publication No. WO 01/75164, which was jointly developed and is owned by the University of Massachusetts Medical School, Max-Planck Institute, Whitehead Institute and the Massachusetts Institute of Technology. The subject matter of this intellectual property includes the demonstration that short pieces of RNA, or siRNAs, could be engineered to inhibit gene expression in mammalian cells. The license grants us rights to the undivided interest of the Medical School in the Tuschl et al. intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, valued at $3.0 million at the time of signing, to the Medical School in exchange for the license. The Medical School will receive additional cash and common stock from us following the achievement of certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School may also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues we may generate from the direct sublicensing of this patent.

Archemix. In September 2003, we entered into a manufacturing agreement with Archemix, a privately held company, to manufacture and supply to Archemix cGMP-grade ARC183, an anti-thrombin aptamer. In addition, in May 2001 we entered into a collaborative agreement with Archemix related to one of Archemix’s technologies, RiboReporters™ that incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of our agreement with Archemix, we granted certain licenses and sublicenses to our intellectual property covering the allosteric ribozyme technology. We also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. We currently own approximately 2% of the outstanding common stock of Archemix.

Geron Corporation. In December 2001, we announced a collaboration with Geron Corporation (Geron) a biopharmaceutical company focused on oncology and regenerative medicine. Our first program was a process development partnership with Geron for GRN163, a nucleic acid-based telomerase agonist for cancer. Geron paid us for consultation in nucleic acid technology process development and scale-up of the manufacturing process for GRN163. We successfully completed this program and the arrangement was renewed in July 2002 to manufacture GMP clinical-grade GRN163 for Geron’s Phase I clinical study. Delivery under this agreement was completed in June 2003.

atugen AG. We have used ribozymes and other oligonucleotides for target discovery and validation, the process by which we identify genes that cause or contribute to human diseases. In 1998, we transferred our target discovery and validation technologies involving ribozymes and antisense oligonucleotides to atugen AG (atugen), a privately owned German biotechnology company, in exchange for a significant equity interest in atugen. atugen’s primary goal has been to accelerate the discovery and validation of human health therapeutic targets through strategic collaborations. We currently own approximately 10% of atugen common stock, which is subordinate to certain rights and preferences of atugen’s preferred shares. Should atugen seek additional financing, we would expect our ownership percentage to decrease. We are paid by atugen for a portion of our costs of prosecuting patents applicable to atugen’s business. As part of its formation, atugen received exclusive royalty-free licenses to our extensive patents and technologies for target discovery and validation using antisense oligonucleotides and ribozymes. We received a one-time $2.0 million license payment in 1999 for a portion of the licensed technology. In November 2003, the license agreement was amended to grant atugen a non-exclusive license to our cationic lipid delivery technology for target discovery and validation using certain double stranded siRNAs constructs. In consideration for this additional license, the company received an additional one percent of equity in atugen.

Our Competition

We are engaged in the rapidly changing business of developing treatments for human disease through the regulation of gene expression. Competition among entities attempting to develop products to treat diseases by regulating gene expression is intense and is expected to increase. In addition to competitors in the regulation of gene expression field, there are other competitors using other technologies to target the same diseases that we are targeting. In the fields of macular degeneration and HCV, in addition to currently marketed products, there are several compounds in preclinical and clinical testing.

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

We are aware that a number of companies, including biotechnology companies and pharmaceutical companies, are pursuing research and development programs relating to the emerging area of RNA interference. A number of these companies have filed patent applications in the area of RNA interference. It is difficult to predict whether any of these companies will be successful in obtaining patent protection, whether the patent protection sought will address important aspects of the technology and, to what extent these companies will be successful in their RNA interference efforts.

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

We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to the RNA interference technology. Additionally, we have filed over 60 patent applications covering various aspects of this technology, including chemically stabilized RNA interference constructs, method of synthesizing RNA interference constructs, application of RNA interference to specific therapeutic targets and for target discovery. We are in the process of filing additional patent applications to expand our coverage for the RNA interference technology, inventions and improvements that are considered important to the development of our business.

As part of our overall intellectual property strategy, we selectively enter into agreements with academic institutions either to license pre-existing technology or to support the development of new technologies. With these agreements we intend to gain the commercial rights to such new technologies, such as RNA interference. It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business. In 2003, we entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to the seminal RNA interference technology covering siRNA. The license covers the RNAi technology patent application filed by Tuschl et al., International PCT Publication No. WO 01/75164, which was jointly developed and is owned by the University of Massachusetts Medical School, Max-Planck Institute, Whitehead Institute and the Massachusetts Institute of Technology. The subject matter of this intellectual property includes the demonstration that short pieces of RNA, or siRNAs, could be engineered to inhibit gene expression in mammalian cells. The license grants us rights to the undivided interest of the Medical School in the Tuschl et al. intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications. In addition, we have non-exclusive license to another RNAi-related technology patent from the Carnegie Institute of Washington and University of Massachusetts. The license covers the RNAi technology patent filed by Fire et al., U. S. Patent No. 6,506,559 B1, which is jointly owned by Carnegie Institute of Washington and University of Massachusetts.

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

Our Manufacturing and Marketing

To support our research, preclinical and clinical trial manufacturing requirements, we constructed (in our leased buildings) manufacturing facilities that we believe comply with applicable regulatory requirements. We have also established operational quality assurance and quality control procedures. We believe that our existing facilities and capability will be satisfactory for production of siRNAs needed for clinical trials up to Phase III.

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

Our Employees

As of December 31, 2003, we had 71 full-time employees, including a technical scientific and support staff of 60 and the balance in general administration. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under contract manufacturing of oligonucleotides, research and development agreements, and lines of credit. As of December 31, 2003, our accumulated deficit was approximately $224.3 million. We expect that the ability to use our net operating loss as a tax benefit will be significantly restricted in the future as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”).

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

We recently filed a complaint in federal court against a privately held company, alleging infringement of certain ribozyme-related patents to which we have exclusive rights. The complaint does not relate to our primary business, the development of nucleic acid-based therapeutics involving RNA interference.

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

We are aware of a series of issued patents and patent applications that purport to cover the production and use of some types of chemically modified oligonucleotides. We have investigated the breadth and validity of these patents to determine their impact upon the company’s programs in the field of RNA interference. Based on our review of these patents and advice of outside patent counsel, we believe that our technology does not infringe any valid claims of such patents and that these patents are not likely to impede the advancement of the company’s programs. There can be no assurance, however, that third parties will not assert infringement claims against the company’s programs with respect to these patents or otherwise, or that any such assertions will not result in costly litigation or require the company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to us, if at all. Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

To develop, market or sell RNA interference-based drugs, we will need to find partners for collaboration.

Engaging corporate partners and other third parties to help develop, manufacture and market our RNA interference-based products is an element of our strategy. Our partnership with Lilly is focused on developing novel RNA interference therapeutics in oncology. During the eighteen-month collaboration, the companies will jointly investigate Sirna’s proprietary modified small interfering RNAs against Lilly’s specific oncology targets. There can be no assurances that Lilly will extend the collaboration beyond the eighteen-month period or that we will be able to engage other partners.

Our other current partnerships are focused on the development of ribozyme-based drugs (including our partnership with Chiron for our most advanced ribozyme-based drug, ANGIOZYME), which are no longer the focus of our business. Due to our new business strategy, we do not intend to develop ANGIOZYME independently. We have agreed with Chiron to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party can be found, and if so, under terms agreeable to both Chiron and Sirna. Additionally, on April 11, 2003, we announced that we had concluded our collaboration with Elan Corporation with respect to the development of the HERZYME ribozyme product candidate. We will not continue with independent development of this product candidate, and it is not clear whether we will be successful in finding a development partner for it.

Generally, if a partner were to terminate its funding of the development of a particular product candidate from our collaboration, we may not have the right or resources to continue development of that product candidate on our own. Similarly, if we are unable to attract partners for particular product candidates, then we may be unable to develop those candidates.

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

We currently lack sales and marketing experience and will likely rely upon third parties to market our products which will result in a loss of control over the marketing process. Currently, we intend to rely on third parties with established direct sales forces to market, distribute and sell many of our products. These third parties may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, sales force recruitment and management and promotional activities. We may be unable to control the actions of these third parties. We may be unable to make or maintain arrangements with third parties to perform these activities on favorable terms.

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

A small number of investors can control the company.

As of December 31, 2003, the Investors in our recently completed private placement collectively own approximately 79.2% (after giving effect to the exercise of their warrants issued in connection with the private placement, but prior to giving effect to exercise of any stock options) of our outstanding common stock. In addition, some of the Investors currently have the right to select four of seven members of our Board of Directors. In connection with the private placement transaction of April 21, 2003, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action, even those actions that under Delaware law require the affirmative vote of a supermajority of the stockholders, by written consent, without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

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

These fluctuations are not necessarily related to our operating performance. As a result, the value of your shares could vary significantly from time to time. The historical trading volume of our common stock has been limited.

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

Available Information

Our principal Internet address is www.sirna.com. We make available free of charge on www.sirna.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

We lease approximately 57,000 square feet of laboratory, manufacturing and office space in two adjacent buildings in Boulder, Colorado, under operating leases that will expire in October 2007 and June 2007 respectively. Our facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We do not have any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows (all ages are as of March 15, 2004):

Name	Age	Position
Howard W. Robin	51	Chief Executive Officer, President and Director

Nassim Usman, Ph.D	44	Chief Operating Officer and Senior Vice President

Barry Polisky, Ph.D	57	Senior Vice President of Research

Bharat M. Chowrira, Ph.D., J.D.	38	Vice President, Legal Affairs, Licensing, Patent Counsel and Corporate Secretary

Howard W. Robin has served as Chief Executive Officer, President and Director since July 2001. From January 2001 to June 2001, Mr. Robin was Chief Operating Officer, President and Director. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc., a subsidiary of Schering, AG, and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex. He was a Senior Associate with Arthur Andersen & Co. prior to joining Berlex. He received his BS in Accounting and Finance from Farleigh Dickinson University in 1974.

Nassim Usman, Ph.D., has served as Chief Operating Officer and Senior Vice President since December 2003. Prior to December 2003 he served as Chief Scientific Officer since February 2002, and as Vice President of Research and Development since August 2000. From December 1999 to July 2000, Dr. Usman served as Senior Vice President of Research. From May 1996 to December 1999, Dr. Usman served as Vice President of Research. From April 1994 until May 1996, Dr. Usman served as Director of Chemistry and Biochemistry Research and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry. From January 1987 to September 1992, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology. Dr. Usman received his Ph.D. in chemistry from McGill University.

Barry Polisky, Ph.D., has served as Senior Vice President of Research since December 2003. Dr Polisky joined Sirna Therapeutics in June 2002 as Vice President of Research. Prior to joining Sirna Therapeutics, Dr. Polisky served as Vice-President of Research at ThermoBiostar, Inc. where he initiated and launched a SNP diagnostic platform. From 1992 to 1998, Dr. Polisky was Vice President of Research and Drug Discovery at NeXstar, Inc. where he developed several aptamers (nucleic acid-based therapeutics including the VEGF aptamer currently in Phase III development). Prior to joining NeXstar, Dr. Polisky was Professor and Chairman of the Molecular Biology program at Indiana University. Dr. Polisky received his Ph.D. in molecular biology from the University of Colorado and conducted his post-doctoral work in the Department of Biochemistry and Biophysics, University of California, San Francisco.

Bharat M. Chowrira, Ph.D., J.D. has served as our Vice President, Legal Affairs, Licensing & Patent Counsel since May 2002. Dr. Chowrira joined Sirna Therapeutics in 1993 and is responsible for Sirna Therapeutics legal and business licensing activities and general corporate matters. Dr. Chowrira also serves as the corporate secretary. Dr. Chowrira has been responsible for building and maintaining our intellectual property portfolio and strategic alliance initiatives. Dr. Chowrira received his J.D. degree from the College of Law at the University of Denver and holds a Ph.D. in Microbiology and Molecular Genetics from the University of Vermont. Dr. Chowrira is a registered patent attorney and a member of the Colorado Bar Association, American Intellectual Property Law Association, Licensing Executive Society and the American Corporate Counsel Association.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “RNAI.” The last sale price of the common stock as reported on the Nasdaq National Market on March 16, 2004, was $4.30 per share. On March 16, 2004, there were approximately 229 holders of record of our common stock. Effective April 16, 2003, we declared a 1-for-6 reverse stock split. The sale prices below reflect the 1-for-6 reverse stock split. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2002,
First Quarter	$30.72	$17.04
Second Quarter	$18.00	$4.26
Third Quarter	$8.28	$2.16
Fourth Quarter	$4.14	$1.20
Year Ended December 31, 2003,
First Quarter	$4.56	$1.20
Second Quarter	$11.44	$2.10
Third Quarter	$9.21	$3.65
Fourth Quarter	$8.16	$4.75
Year Ended December 31, 2004,
First Quarter (through March 16, 2004)	$6.49	$3.90

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The Company’s ability to pay dividends is restricted by the terms of its convertible debt and equipment loan facility agreements.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Item 12 of this annual report on Form 10-K and is incorporated herein by this reference.

Purchases of Securities

None

Recent Sales of Unregistered Securities

Pursuant to an agreement dated September 26, 2003 between Sirna Therapeutics, Inc. and the University of Massachusetts Medical School, we issued 579,150 shares of our common stock as a portion of the compensation for a worldwide license agreement with the University of Massachusetts Medical School for its undivided interest in its intellectual property on RNA interference technology covering short interfering RNA.

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

In April 2003, we issued a warrant to Elan International Services, Ltd. to purchase 85,718 shares of our common stock at an exercise price of $2.52 per share.

On February 11, 2003, we issued to Schering AG a warrant to purchase 41,667 shares of our common stock at an exercise price of $2.52 per share. On November 6, 2003, Schering AG executed a cashless exercise of this warrant, pursuant to which we issued to Schering AG a net of 28,170 shares of our common stock.

On December 21, 2001, we entered into a Securities Purchase Agreement with Elan International Services, Ltd. to issue to Elan International Services, Ltd. 125,000 shares of our common stock and a warrant to acquire up to 12,500 shares of our common stock at an exercise price of $30.00 per share.

In May 2001, we issued 83,417 shares of our common stock to Elan International Services, Ltd. for an aggregate purchase price of approximately $5,000,000.

In March 2001, we issued 6,487 shares of our common stock to Chiron in exchange for our reacquiring all rights to develop any ribozyme product containing or using an HIV target. We recorded an expense of $275,000 in connection with the issuance of the shares.

The sale and issuance of the securities in each of the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506, as promulgated thereunder. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions these sales were made without general solicitation or advertising. Each recipient was an accredited investor. All recipients had adequate access, through their relationship with Sirna, to information about us.

The shares issued in some of the above transactions were subsequently registered on Form S-3 registration statements. We received and will receive no proceeds from the resale of these shares by the selling stockholders under the registration statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements. Our financial statements for 2003, 2002, 2001, 2000 and 1999 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands, except per share data)
Statement of Operations Data:
Revenues
Collaborative agreements	$3,756	$3,488	$3,318	$8,302	$5,797
Collaborative agreements-joint venture	2	1,069	3,960	6,052	—
Collaborative agreements-related parties	417	591	1,030	1,191	1,867

Total revenues	4,175	5,148	8,308	15,545	7,664
Expenses
Research and development	23,460	28,659	56,689	21,721	15,395
General and administrative	5,005	5,505	4,512	3,723	2,132
Write-off of patent costs	5,344	—	—	—	—

Total operating expenses	33,809	34,164	61,201	25,444	17,527

Operating loss	(29,634)	(29,016)	(52,893)	(9,899)	(9,863)
Other income (expense):
Interest income	426	389	2,165	3,196	614
Interest expense	(415)	(803)	(820)	(151)	(552)
Other income (expense)	(9)	—	51	4	—
Equity in loss of unconsolidated affiliates	(209)	(5,276)	(8,341)	(9,032)	(860)

Total other income (expense)	(207)	(5,690)	(6,945)	(5,983)	(798)

Net loss	(29,841)	(34,706)	(59,838)	(15,882)	(10,661)
Accretion of dividends on preferred stock	562	1,571	775	716	—

Net loss applicable to common stock	$(30,403)	$(36,277)	$(60,613)	$(16,598)	$(10,661)

Net loss per share (basic and diluted)	$(1.31)	$(10.81)	$(21.54)	$(6.92)	$(6.30)
Shares used in computing net loss per share (basic and diluted)	23,279	3,356	2,814	2,398	1,693

Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$36,624	$8,821	$34,995	$64,475	$14,000
Working capital	33,295	5,027	31,908	65,002	14,086
Total assets	42,684	21,898	52,023	83,897	25,092
Capital lease obligations and long-term debt, current portion.	582	480	169	—	200
Capital lease obligations and long-term debt, net of current portion	3,868	6,489	12,591	3,757	6,811
Series A preferred stock and accreted dividends	—	14,329	13,507	12,731	—
Accumulated deficit	(224,350)	(194,509)	(159,803)	(99,965)	(84,083)
Total stockholders’ equity (deficit)	34,774	(3,953)	20,398	63,263	14,881

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for 2003 compared to 2002, and for 2002 compared to 2001, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources”.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business,” “Item 6: Selected Financial Data,” and “Item 8: Financial Statements and Supplementary Data.” This MD&A and various other sections of this Annual Report on Form 10-K contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” included under Item 1. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which it its made.

Business Overview

RNA interference (RNAi) technology generally uses a double-stranded sequence of nucleic acid, such as RNA, capable of reducing the expression of messenger RNA (mRNA) and viral RNA in a sequence-specific manner. For simplicity, we refer to the double-stranded RNA molecule facilitating this process as a siRNA (short interfering RNA). The process of reducing the expression of an mRNA or viral RNA using siRNAs is called RNA interference or RNAi. RNA interference is a mechanism used by cells to regulate the expression of genes and replication of viruses. The RNA interference mechanism induces the destruction of target RNA using naturally occurring cellular protein machinery.

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

Since our inception in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. Our expertise in nucleic acid technology enables us to focus on the development of a new type of nucleic acid-based therapeutic based on RNA interference. In 2001 we began to study RNA interference (RNAi) and in 2003, based on advancements in, and potential of, the field, we directed our research and development activities entirely to RNA interference. We are using our expertise to design, stabilize, manufacture and deliver short interfering ribonucleic acids (siRNAs) that activate selectively the process of RNA interference. We believe siRNA-based drugs may become important therapeutics in the future. We also continue to act as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized; oligonucleotides are a form of nucleic acid) for our use and for use by our collaborators and customers, to generate free cash flow for the purpose of supporting our therapeutic discovery operations.

Product Candidate Programs. We are seeking to develop drugs that address significant and unmet medical needs. Currently, we are in research and/or preclinical development with product candidates in the following areas:

•	Age-Related Macular Degeneration— Age-related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. The “wet” form of AMD accounts for 10 to 15% of all AMD cases but is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD with 200,000 new cases per year that require treatment. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina called neovascularization. We are in preclinical development of siRNAs that treat macular degeneration. We recently selected Sirna-027 as our lead candidate to target the VEGF pathway to treat AMD and expect to file an Investigational New Drug (IND) application with the FDA before the end of 2004 to initiate Phase I clinical trials. To date, we have demonstrated that we can inhibit the formation of new blood vessels in cell culture and several animal model systems of ocular neovascularization using our stabilized siRNAs targeting genes in the VEGF pathway.

•	Hepatitis C Virus, or HCV, Infection— There are approximately 3.9 million individuals infected with hepatitis C in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, hepatitis C infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. We are in lead identification stage of preclinical development of siRNAs that target the HCV viral RNA to treat HCV infection and expect to select a clinical candidate by the end of 2004.

•	Oncology—We recently announced a collaboration with Eli Lilly & Company (Lilly) to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. During the eighteen month collaboration, Lilly will provide oncology targets, preclinical in vivo models and research funding, and in turn, we will provide the chemistry and pharmacology expertise. In addition, Lilly received a non-exclusive research license to our technologies for oncology. The goal of the collaboration is to establish a proof of concept that could lead to the development of novel RNA interference therapeutics for oncology. We are also exploring additional partnership opportunities with other companies in the field of oncology.

We are also evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

Intellectual Property. Since we have been working with RNA-based molecules for a number of years, we have accumulated an extensive patent portfolio. We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to the RNA interference technology. Additionally, we have filed or licensed over 60 patent applications covering various aspects of the RNA interference technology. In addition, in September 2003, we announced that we entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to RNA interference technology covering siRNA. The license grants us rights to the undivided interest of the Medical School in the intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

Licensing, Process Development and Pilot Manufacturing. In addition to our work with RNA interference, we also have developed an extensive expertise in nucleic acid technologies. We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing. To date, we have entered into certain process development and pilot manufacturing arrangements with collaborators which have generated revenues. Recently, we entered into an agreement with Archemix, a privately held company, whereby we are manufacturing Archemix’s cGMP-grade ARC183, an anti-thrombin aptamer. In addition, in 2003 we completed a collaboration with Geron Corporation, a biopharmaceutical company focused on oncology and regenerative medicine. Our first program, which began in 2001, was a process development consultation with Geron for GRN163, a nucleic acid-based telomerase agonist for cancer. We successfully completed the program and renewed the agreement to manufacture GMP clinical-grade GRN163 for Geron’s Phase I clinical study. Delivery under this agreement was completed in June 2003. We intend to continue to seek out process development and manufacturing collaborations in order to supplement our research activities.

Other Programs. As we have redirected our business to focus on RNA interference, our ribozyme related partnerships, are winding down. ANGIOZYME is a ribozyme-based product candidate we were developing in collaboration with Chiron Corporation, or Chiron, to treat solid tumor cancers. We completed analysis of data from a Phase II colorectal cancer clinical trials. Due to our new business strategy, however, we do not intend to develop ANGIOZYME independently. We have agreed with Chiron to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party will be found, and if so, under terms agreeable to both Chiron and Sirna.

We also were developing HERZYME, a ribozyme-based product candidate, in collaboration with Elan Corporation (Elan) to treat breast and other solid tumor cancers. A Phase I clinical trial was completed during the first quarter of 2003. In April 2003, we entered into a termination agreement with Elan, under which we retain full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd., to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME or (b) a royalty on our net sales of HERZYME. We do not intend to pursue independent development of HERZYME.

Developments in 2003

Stock Purchase Agreement. On February 11, 2003, we entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the Investors) to sell common stock and warrants for an aggregate amount of approximately $48 million (the Stock Purchase Agreement). On April 16, 2003, we held a Special Meeting of Stockholders at which the terms of the Stock Purchase Agreement with the Investors were approved. At the Special Meeting of Stockholders held on April 16, 2003, our stockholders approved, among other things, a one-for-six reverse stock split. Subsequent to the approval, every six shares of our common stock were replaced with one share of our common stock.

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

In April 2003, we entered into a termination agreement with Elan, under which we retained full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd. (Medizyme), to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME or (b) a royalty on our net sales of HERZYME. However, we do not intend to pursue independent development of HERZYME.

At December 31, 2003, we had an outstanding convertible loan, including accrued interest, of $3.06 million to Schering AG. In April 2003, in connection with the Stock Purchase Agreement and in consideration for the issuance of warrants and our agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, we paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Subsequent to March 2003, interest payments to Schering are paid on a quarterly basis.

Rights Offering. In connection with the Stock Purchase Agreement, we gave our non-Investor stockholders, non-transferable rights to purchase an aggregate of $5 million of shares of newly issued common stock at a price of $1.98 per share. We offered the rights to give each stockholder the opportunity to buy more shares of our common stock at the same price at which we sold shares of common stock to the Investors in our recently completed private placement. (Note that a number of important terms and conditions of the private placement were not made available or do not apply to stockholders who participated in the rights offering.) An additional purpose of the rights offering was to raise working capital. The Investors waived their right to purchase in the rights offering. The rights offering expired on August 29, 2003 and was fully subscribed. Net proceeds from the offering were $4.6 million.

University of Massachusetts License. In September 2003, we announced that we entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to RNA interference (RNAi) technology covering short interfering RNA (siRNA). The license grants us rights to the undivided interest of the Medical School in the intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, valued at $3.0 million at the time of signing, to the Medical School in exchange for the license. The Medical School will receive additional cash and common stock from us following the achievement of certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School may also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues we may generate from the direct sublicensing of this patent.

Eli Lilly Collaboration. In January 2004, we announced a collaboration with Lilly to develop novel RNAi therapeutics. During the eighteen-month collaboration we will investigate our proprietary modified siRNAs against specific oncology targets designated by Lilly. For the collaboration, we will provide the chemistry and pharmacology and Lilly will provide the targets, preclinical in vivo models and research funding.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include recognition of revenue, valuation of our patent costs and accounting for our investments in our unconsolidated affiliates.

Revenue Recognition. To date, we have committed substantially all our resources to our research and product candidate development programs. We have not generated any revenues from therapeutic product sales, nor do we anticipate generating any therapeutic product revenues in the foreseeable future. Revenue recorded from our collaborative agreements may consist of: research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of December 31, 2003, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

Our revenues are denominated in U.S. dollars. Therefore, we have not been exposed to foreign currency translation risks and have not engaged in any hedging.

Patent Expenses. Due to the early stage of siRNA technology, we expense all legal costs directly incurred in connection with patent applications or patents until we determine that the estimated recoverability of the patent costs is sufficiently probable, at which time such patent costs are capitalized. If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. We review all capitalized patent costs on a quarterly basis and if we decide to abandon a patent or a patent application or determine that an issued patent or a patent application no longer has significant economic value, the unamortized balance in deferred patent costs related to that patent is immediately expensed.

On April 21, 2003, as previously discussed, we completed a private placement. We have also changed our business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter ended June 30, 2003, we undertook a detailed review of our existing patent portfolio. Based on this review, we wrote off $447,000 of patent costs related to patents or patents that we abandoned in the second quarter of 2003. In addition, since we are no longer pursuing the development of ribozymes internally, we expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in our statement of operations for the year ended December 31, 2003.

Certain patent costs directly related to our existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and will be amortized over three years, due to the early stage of the RNAi technology.

Accounting for Investments in Unconsolidated Affiliates. As part of the joint venture with Elan, we licensed HERZYME and Elan licensed its MEDIPAD® and certain liposomal drug delivery technologies to the joint venture, Medizyme. The joint venture was terminated in April 2003. While we own 100% of the outstanding common stock of Medizyme, Elan retained significant minority investor rights that are considered “participating rights” as defined in EITF 96-16, Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of December 31, 2003, we had absorbed the entire cost basis in our equity investment through our share of Medizyme’s net losses.

In 1998, we invested $2.0 million and licensed our gene identification and target validation technology to atugen. Upon formation in 1998, we owned a majority of the common stock outstanding in atugen; however, similar to the above discussion on Medizyme about “participating rights,” minority investors of atugen retained significant investor rights and therefore we did not consolidate operations but instead accounted for our investment in atugen under the equity method. In 1999, we had absorbed our entire cost basis in our equity investment through our share of atugen’s net losses. We currently own approximately 10% of atugen common stock, which is subordinate to certain rights and preferences of atugen’s preferred shares.

Results of Operations for Twelve Months Ended December 31, 2003, 2002 and 2001

Revenues

The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	December 31,
	2003	2002	2001
Revenues
Geron (Manufacturing)	$2,783	$718	$—
Chiron (ANGIOZYME)	550	2,188	3,074
Atugen (Licensing)	417	591	1,030
Fujirebio (Diagnostics)	169	556	—
Medizyme (HERZYME)	2	1,069	3,960
Other	254	26	244

Total Revenues	$4,175	$5,148	$8,308

Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contract milestones. Our revenues are split into three categories: (i) Collaborative agreements, (ii) Collaborative agreements-joint venture, and (iii) Collaborative agreements-related parties. Collaborative agreement revenues primarily include revenues recorded from Chiron, Geron and Fujirebio Diagnostics, Inc. Chiron revenues are related to our collaboration on ANGIOZYME. Collaborative agreements-joint venture includes revenues from Medizyme, our joint venture we had with Elan for the development of HERZYME. Collaborative agreements-related parties consists of revenues recorded from atugen.

Our revenues for 2003 were $4.2 million, a decrease of $973,000 compared to 2002. The decrease was primarily due to lower research revenues associated with ANGIOZYME and HERZYME. Revenues for ANGIOZYME and HERZYME are based on the fully loaded expense of a researcher working on the project. As both ANGIOZYME and HERZYME had moved beyond the research phase and forward in clinical trials, less time was required of our researchers and more third party expenses were incurred. Reimbursements from our collaborators for third party expenses are credited against expenses and not recognized as revenue. As discussed previously, we are not pursuing independent development of ANGIOZYME and discontinued clinical trials in 2003. In addition, in April 2003, we terminated our joint venture with Elan and are not pursuing independent development of HERZYME. Offsetting our loss in revenues in the ribozyme programs are the revenues related to our Geron manufacturing collaboration. Geron revenues increased $2.0 million in 2003 compared to 2002. During the second quarter of 2003, we recognized deferred revenue of $2.2 million upon the completion of the contract and the release of product to Geron. Revenues attributable to atugen have decreased due to an overall reduction in services provided.

Our revenues for 2002 were $5.1 million, a decrease of $3.2 million compared to 2001. The decrease was primarily due to lower revenues associated with ANGIOZYME and HERZYME as discussed above. In addition, our revenues from atugen decreased by approximately $440,000 because atugen USA ceased operations during 2002 and our services provided to them ceased as well. However, revenue from other sources and projects increased for the same period. During the first quarter of 2002, we signed an agreement with Fujirebio, a Japanese diagnostic company, for the use of allosteric ribozymes that resulted in revenues of $556,000 during 2002. In addition, for the twelve months ended December 31, 2002, we recognized $718,000 from Geron for our process development and manufacturing scale-up for Geron’s anti-cancer drug, GRN163.

The collaborations for which revenues were recognized during 2003 are completed or are currently in the process of winding down. We are actively pursuing partnerships and collaborations to fund our research and development programs.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	December 31,
	2003	2002	2001
Research and development
Salaries and benefits	$7,144	$9,536	$10,108
Chemicals and supplies	1,703	1,763	3,085
License fees	6,197	5	—
Outside services	1,116	9,619	35,200
Depreciation and amortization	1,652	1,974	1,954
Other	5,648	5,762	6,342

Total R&D expenses	$23,460	$28,659	$56,689

R&D average staffing	66	82	106

Our research and development expenses for 2003 were $23.5 million, a decrease of $5.2 million compared to 2002. The decrease in expenses was primarily due to outside service costs decreasing $8.5 million because we discontinued clinical trials for ANGIOZYME in 2003. Expenses such as clinical trial site fees and third party manufacturing costs of ANGIOZYME and HEPTAZYME (a ribozyme drug targeting hepatitis C virus) were included in outside service expenses in 2002. In 2003, outside service expenses included completing phase II clinical studies for ANGIOZYME and outside studies conducted for our preclinical work in our RNAi programs. In addition, we had an overall reduction in staffing of 20% which decreased personnel costs $2.4 million. The reductions in 2003 were offset by $6.0 million in expense recognized for RNAi technology licensed from the University of Massachusetts in September 2003 which was expensed because of the early stage of technology.

Our research and development expenses for 2002 were $28.7 million, a decrease of $28.0 million compared to 2001. The decrease in 2002 was primarily due to $28.9 million of expenses, net of partner reimbursements, we incurred in 2001 for third party manufacturing costs for ANGIOZYME and HEPTAZYME drug to support our clinical trials, compared to $3.3 million, net, we incurred in 2002. In addition, a 23% reduction in staffing led to a decrease in personnel costs of $572,000.

We have incurred the following expenses, net of partner reimbursements, related to our major research and development projects (in thousands):

	December 31,
	2003	2002	2001
Project expenses
RNAi*	$9,601	$—	$—
ANGIOZYME	802	5,194	13,844
HEPTAZYME	85	7,153	30,396
HERZYME	114	1,433	4,084

Total project expenses	$10,602	$13,780	$48,324

*	Prior to 2003, RNAi expenses were part of basic research and were not separately accounted for on a project basis.

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

Future costs related to the projects are difficult to estimate due to the nature of the technology and the inability to foresee outcomes of key milestones in the clinical development of each drug. However, in the biotechnology industry, drug timelines generally track certain averages such as the following:

•	Preclinical research may last years depending on the technology. Preclinical research includes development from conception, to small scale manufacturing of the drug, through completion of animal toxicity and pharmacokinetic studies necessary to file an IND.

•	Phase I clinical trials are generally conducted with small groups of patients or healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time. Phase I trials may last anywhere from a few months to two years and may cost several million dollars depending on the drug and indication targeted.

•	Phase II clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease. Phase II trials can last up to several years and can cost several million dollars more than Phase I due to the larger scope and complexity of the trials. Variances in cost and time between trials may be due to the trial regimen, number of patients and length of time patients are on trial.

•	Phase III clinical trials are large-scale, multi-center, comparative trials with patients afflicted with the targeted disease in order to provide enough data to demonstrate the efficacy and safety required by the Food and Drug Administration, or FDA, prior to commercialization of the drug. A Phase III trial may last anywhere from a year to several years and could cost many millions of dollars.

The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients. If Phase III trials are successful, the final step in a drug approval timeline is submission of a New Drug Application (NDA) with the FDA. The NDA process may last several years.

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

General and Administrative.

The following table sets forth information on general and adminstrative expenses for the periods indicated (in thousands):

	December 31,
	2003	2002	2001
General and administrative
Salaries and benefits	$3,221	$3,290	$3,213
Other	1,784	2,215	1,299

Total G&A expenses	$5,005	$5,505	$4,512

G&A average staffing	11	15	22

General and administrative expenses for 2003 were $5.0 million, compared to $5.5 million and $4.5 million for the years 2002 and 2001, respectively. General and administration expenses for year 2003 were $500,000 less than 2002 primarily due to concerted efforts to reduce general expenses. General and administrative expenses for 2002 were $993,000 more than 2001 as a result of increased legal and professional fees in connection with business development efforts and patent protection. The immaterial changes in personnel expenses over the last three years, despite our reduced staffing, are due to severance packages in restructuring and increases in salaries and benefits. We expect general and administrative costs to approximate the same levels in 2004 as in 2003.

Staffing levels for research, development and general administrative departments have fluctuated from a high of 138 during 2002 to 74 as of March 2004. We increased staffing significantly during 2000 and 2001 in order to support the clinical development of ANGIOZYME and HEPTAZYME. During 2002, we discontinued HEPTAZYME clinical trials, scaled back considerably the scope and number of ANGIOZYME trials and directed our efforts into the research and development of RNAi therapeutics. Our expenses in 2003, 2002 and 2001 reflect the staffing fluctuation. We do not currently expect to increase staffing significantly in 2004.

Write-off of patent costs. On April 21, 2003, as previously discussed, we completed a private placement. We also changed our business strategy which had focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter, we undertook a detailed review of our existing patent portfolio. Based on this review, we wrote off $447,000 related to abandoned patents in the second quarter. In addition, since we are no longer pursuing the development of ribozymes internally, we have expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology.

Due to the early stage of our technology, we are expensing all patent-related legal costs until we determine that the estimated recoverability of the associated legal costs is sufficiently probable, at which time such costs will be capitalized. Future patent-related legal costs will be included in research and development expenses.

Interest income. Interest income was $426,000 in 2003, compared to $389,000 and $2.2 million in 2002 and 2001, respectively. The fluctuation from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale. In addition, overall average reductions are attributable to the decrease in the prevailing interest rates over the last few years.

Interest expense. Interest expense was $415,000 in 2003, compared to $803,000 and $820,000 for 2002 and 2001, respectively. Interest expense in 2003 includes interest on a $1.1 million (as of December 31, 2003) equipment loan with a credit institution and the quarterly interest paid on our Schering AG loan. The decrease over the periods reported is primarily due to the conversion of the Elan convertible note to Series B Preferred Stock in June 2002. The Elan note accrued interest expense and the Series B Preferred Stock accrued dividends. The note was converted in June of 2002, therefore interest expense related to the Elan note of $449,000 was expensed in 2002, compared to zero expense in 2003. Offsetting the decrease in accrued interest related to the Elan note during 2002, was interest expense related to the equipment loan established with a credit facility in December 2001. During 2001 interest expense was primarily related to our Elan convertible note. Interest expense is expected to increase in the future as we arrange for additional financing for operations.

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate $209,000 in 2003, compared to $5.3 million and $8.3 million in 2002 and 2001, respectively. The expense is our share of Medizyme’s expenses. The decrease in loss recognized for the last three years, is due to the wind-down and subsequent termination of our joint venture with Elan in April 2003. As of December 31, 2003, all material expenses incurred with Medizyme have been recognized.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $36.6 million at December 31, 2003 compared with $8.8 million at December 31, 2002. The $27.8 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $50.4 million received in net proceeds from equity sales, offset by $20.8 million used for operations, net of revenues of $4.2 million; $749,000 used for investments in equipment, leasehold improvements, patents and additional investment in an unconsolidated affiliate; and $1.1 million paid for debt obligations.

We invest our securities available-for-sale in interest bearing, investment-grade securities.

Accounts receivable at December 31, 2003 were $156,000 compared to $483,000 at December 31, 2002. Accounts receivable at December 31, 2003 included $145,000 due from Archemix related to our manufacturing agreement.

Total additions for property, plant and equipment for the twelve months ended December 31, 2003 were $340,000. As of December 31, 2003, we have $1.1 million outstanding on a loan facility through a credit institution. The loan facility averages an interest rate of 9.5% and matures in 36 or 48 months depending on the type of equipment collateralized. The ability to borrow on the loan facility expired in November 2002. We anticipate future property, plant and equipment needs to be financed through additional credit facilities yet to be determined.

In the fourth quarter of 2002 we took delivery for $3.6 million of ribozyme drugs that we were contractually obligated to purchase from a contract manufacturer. The terms of payment for the purchase were $1.6 million paid on October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005. In June 2003, we entered into an agreement with the contract manufacturer, whereby we paid the contract manufacturer the sum of $1,726,805 to settle all obligations instead of making the payments of $1.1 million and $873,491, together with the interest owed.

Schering AG. At December 31, 2003, we had an outstanding convertible loan, including accrued interest, of $3.06 million to Schering AG. In connection with the Stock Purchase Agreement, and in consideration for the issuance of warrants and our agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loan from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, we paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Interest payments to Schering are paid on a quarterly basis.

The following table summarizes our debt obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$582	$3,346	$137	$6	$4	$—	$4,075
Operating leases	1,122	1,156	1,180	809	—	—	4,267

Total debt obligations	$1,704	$4,502	$1,317	$815	$4	$—	$8,342

The Company’s ability to pay dividends is restricted by the terms of its convertible debt and equipment loan facility agreements.

We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that, with the consummation of our private placements in April 2003, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements through 2005. We expect to incur substantial additional costs, including costs related to:

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. We have adopted SFAS No. 148, as required, in our financial statements beginning in the first quarter of fiscal 2003. See Note 5 to the Notes to Condensed Financial Statements for the quarterly disclosure requirements under SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003, however in October of 2003 the FASB deferred the effective date of FIN 46 for older VIE’s to the end of the first interim or annual period ending after December 15, 2003. Certain disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

Net Operating Loss Carryforwards. At December 31, 2003, we had available net operating loss carryforwards and research and development credit carryforwards of $188.6 million and $5.0 million, respectively, for income tax purposes. However, pursuant to the “change in ownership” rules under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards is subject to an annual limitation in future periods. As a result of our private placement in April, 2003, which we deem a change of ownership for tax purposes, we believe that there are substantial limitations on the utilization of our net operating loss carryforwards.

Off-Balance Sheet Arrangements. As of December 31, 2003, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the Securities and Exchange Regulation S-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Executive Compensation” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement, to be filed in connection with our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference. Information regarding the audit committee of the Company’s board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Audit Committee Report” in the Company’s 2004 Proxy Statement. Information regarding the Company’s code of business conduct and ethics that applies to the Company’s principal executive officer, principal financial officer and controller is incorporated by reference from information contained under the caption “Board of Directors and Committee Meetings—Audit Committee” in the Company’s 2004 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board is incorporated by reference from information contained under the caption “Consideration of Director Nominees—Stockholder Nominees” in the Company’s 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Ernst & Young” contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required or are not applicable.

(a)(3) EXHIBITS

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd. (6)

4.5	Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd. (6)

4.6	Form of Voting Agreement between Ribozyme Pharmaceuticals, Inc. and each stockholder who is a party thereto (5)

4.7	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

10.1	Employment Agreement dated January 4, 2001 between Ribozyme Pharmaceuticals and Howard Robin (11)

10.2	Employment Agreement dated as of February 11, 2003 between the Company and Howard Robin (2)**

10.3	Employment Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2)**

10.4	Employment Agreement dated May 2, 1996, between Ribozyme Pharmaceuticals and Nassim Usman (12)

10.5	Amendment to Employment Agreement between Ribozyme Pharmaceuticals and Nassim Usman, pursuant to letters dated December 15, 1996 (13)

10.6	Employment Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2)**

10.7	Indemnification Agreement dated as of April 18, 2003 between the Company and Howard Robin (2)

10.8	Indemnification Agreement dated as of April 18, 2003 between the Company and Jeremy Curnock Cook (2)

10.9	Indemnification Agreement dated as of April 18, 2003 between the Company and Douglas Fambrough and Alan G. Walton (2)

10.10	Indemnification Agreement dated as of April 18, 2003 between the Company and James Niedel (2)

10.11	Indemnification Agreement dated as of April 18, 2003 between the Company and Bryan Roberts (2)

10.12	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Howard Robin (2)

10.13	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2)

10.14	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2)

10.15	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Barry Polisky (2)

10.16	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Bharat Chowrira (2)

10.17	Indemnification Agreement dated as of July 28, 2003 between the Company and R. Scott Greer (7)

10.18	Schering AG Waiver Letter (5)

10.19	Elan Waiver and Conversion Letter (5)

10.20	Ribozyme Pharmaceuticals 2001 Stock Option Plan (10)**

10.21	Amended and Restated Ribozyme Pharmaceuticals 1996 Stock Employee Stock Purchase Plan dated as of April 30, 2001 (10)**

10.22	Amendment to Lease for Real Property dated March 13, 1997, between Aero Tech Investments and Ribozyme Pharmaceuticals (8)

10.23	Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997 (9)*

10.24	Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft (9)*

10.25	Addendum to the Employment Letter dated February 11, 2003 between Sirna Therapeutics, Inc. and Marvin Tancer, dated February 12, 2004 (14)**

23.1	Consent of Ernst & Young LLP, Independent Auditors (14)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

*	The Company has applied for and received confidential treatment with respect to portions of these exhibits.
**	Indicates compensatory plan or arrangement.
(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003.
(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).
(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.
(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.
(6)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 8, 2000.
(7)	Incorporated by reference to certain exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.
(8)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB and amendment for the year ended December 31, 1996.
(9)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated June 12, 1997.
(10)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals Proxy Statement in connection with a Special Meeting of Stockholders filed with the Securities Exchange Commission on March 7, 2003.
(11)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-K for the year ended December 31, 2000.
(12)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-QSB for the quarter ended June 30, 1996.
(13)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB and amendment for the year ended December 31, 1996.
(14)	Filed herewith.

(b) REPORTS ON FORM 8-K

We filed the following current reports on Form 8-K for the fourth quarter of the fiscal year ended December 31, 2003.

•	Current Report on Form 8-K dated November 4, 2003, filed with the Securities and Exchange Commission on November 5, 2003 under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition.

•	Current Report on Form 8-K dated December 23, 2003, filed with the Securities and Exchange Commission on December 24, 2003 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

We furnished the following Current Report on Form 8-K for the fourth quarter of the fiscal year ended December 31, 2003.

•	Current Report on Form 8-K dated November 5, 2003, furnished to the Securities and Exchange Commission on May 14, 2003 under Item 9. Regulation FD Disclosure Item 12. Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Boulder, Colorado, on March 17, 2004.

SIRNA THERAPEUTICS, INC.

By:	/s/ HOWARD W. ROBIN
Howard W. Robin
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Howard W. Robin Howard W. Robin	President and Chief Executive Officer, Director (Principal Executive Officer)	March 17, 2004

/s/ Patti Ketchner Patti Ketchner	Vice President and Corporate Controller (Acting Principal Financial and Accounting Officer)	March 17, 2004

/s/ James Niedel James Niedel	Chairman of the Board of Directors	March 17, 2004

/s/ Jeremy L. Curnock Cook Jeremy L. Curnock Cook	Director	March 17, 2004

/s/ Douglas Fambrough Douglas Fambrough	Director	March 17, 2004

/s/ R. Scott Greer R. Scott Greer	Director	March 17, 2004

/s/ Bryan Roberts Bryan Roberts	Director	March 17, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Sirna Therapeutics, Inc.

We have audited the accompanying balance sheets of Sirna Therapeutics, Inc. as of December 31, 2003 and 2002, and the related statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirna Therapeutics, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Denver, Colorado
January 23, 2004

SIRNA THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$18,793	$2,065
Securities available-for-sale	17,831	6,756
Accounts receivable	156	264
Accounts receivable—joint venture	—	157
Accounts receivable—related parties	—	62
Notes receivable—related parties	157	214
Prepaid expenses and other	400	542

Total current assets	37,337	10,060
Property, plant, and equipment:
Machinery and equipment	10,700	10,426
Leasehold improvements	5,273	5,227
Office furniture and equipment	1,852	2,020

	17,825	17,673
Accumulated depreciation	(14,423)	(13,149)

	3,402	4,524
Notes receivable—related parties	355	692
Deferred patent costs, net of accumulated amortization (2003–$235,725; 2002–$993,058)	765	5,887
Other assets	825	735

Total assets	$42,684	$21,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable—trade	$884	$943
Accrued wages	1,576	1,136
Accrued liabilities	800	1,180
Deferred revenue, current portion—related parties	—	400
Deferred revenue, current portion	200	894
Current portion of long-term debt	582	480

Total current liabilities	4,042	5,033
Other long term liabilities	375	—
Long term debt	558	3,029
Convertible debt—related parties	2,935	3,460
Commitments and contingencies
Preferred stock, $.01 par value; Series A convertible exchangeable preferred stock, 25,000 shares authorized; zero and 12,015 shares issued and outstanding at December 31, 2003 and 2002, respectively (preference in liquidation, including accreted dividends, of zero and $14,329 in 2003 and 2002, respectively)	—	12,015
Accreted preferred stock dividends	—	2,314

Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; Series B convertible preferred stock, zero and 9,905 shares issued and outstanding at December 31, 2003 and 2002, respectively (preference in liquidation of zero and $11,033, in 2003 and 2002, respectively)	—	—
Preferred stock issuable	—	1,127
Accreted preferred stock dividends	—	748
Common stock, $.01 par value; 120,000,000 shares authorized; 31,692,369 and 3,380,894 shares issued and outstanding at December 31, 2003 and 2002, respectively	317	34
Additional paid-in capital	261,137	188,640
Accumulated deficit	(224,350)	(194,509)
Unearned deferred compensation	(2,350)	—
Unrealized gain on securities available-for-sale	20	7

Total stockholders’ equity (deficit)	34,774	(3,953)

Total liabilities and stockholders’ equity (deficit)	$42,684	$21,898

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Year ended December 31
	2003	2002	2001
Revenues:
Collaborative agreements	$3,756	$3,488	$3,318
Collaborative agreements—joint venture	2	1,069	3,960
Collaborative agreements—related parties	417	591	1,030

Total revenues	4,175	5,148	8,308
Expenses:
Research and development	23,460	28,659	56,689
General and administrative	5,005	5,505	4,512
Write-off of patent costs	5,344	—	—

Total expenses	33,809	34,164	61,201

Operating loss	(29,634)	(29,016)	(52,893)
Other income (expense):
Interest income	426	389	2,165
Interest expense	(415)	(803)	(820)
Other income (expense)	(9)	—	51
Equity in loss of unconsolidated affiliates	(209)	(5,276)	(8,341)

Total other expense	(207)	(5,690)	(6,945)

Net loss	(29,841)	(34,706)	(59,838)
Accretion of dividends on preferred stock	562	1,571	775

Net loss applicable to common stock	$(30,403)	$(36,277)	$(60,613)

Net loss per share (basic and diluted)	$(1.31)	$(10.81)	$(21.54)
Shares used in computing net loss per share	23,279	3,356	2,814

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Convertible Exchangeable Preferred Stock			Convertible Preferred Stock				Common Stock
			Accreted Preferred Stock Dividends		Preferred Stock Issuable		Accreted Preferred Stock Dividends			Additional Paid-In Capital	Accumulated Deficit	Unrealized Gain on Securities available-for-sale	Deferred Compenstion
	Shares	Amount		Shares	Amount	Amount		Shares	Amount					Total
Balance at December 31, 2000	12	$12,015	$716	—	$—	$—	$—	2,710	$27	$163,220	$(99,965)	$(6)	$(14)	$63,262
Issuance of common stock and warrants for cash—public offering, net of costs of $932	—	—	—	—	—	—	—	377	4	8,564	—	—	—	8,568
Issuance of common stock and warrants for cash—Elan Corporation, net of costs of $64	—	—	—	—	—	—	—	208	2	7,937	—	—	—	7,939
Issuance of common stock in exchange for product rights—Chiron Corporation	—	—	—	—	—	—	—	7	—	275	—	—	—	275
Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—	21	—	448	—	—	—	448
Issuance of common stock under 401(k) plan	—	—	—	—	—	—	—	12	—	289	—	—	—	289
Issuance of warrants in exchange for professional services	—	—	—	—	—	—	—	—	—	198	—	—	—	198
Compensation for issuance of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	14	14
Preferred stock dividends accreted	—	—	775	—	—	—	—	—	—	(775)	—	—	—	(775)
Net loss	—	—	—	—	—	—	—	—	—	—	(59,838)	—	—	(59,838)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	—	—	17	—	17

Comprehensive loss														(59,821)

Balance at December 31, 2001	12	12,015	1,491	—	—	—	—	3,335	33	180,156	(159,803)	11	—	20,397
Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—	46	1	123	—	—	—	124
Conversion of convertible debt to preferred stock, Series B—Elan	—	—	—	10	—	—	—	—	—	9,906	—	—	—	9,906
Preferred stock issuable to Elan for financing	—	—	—	—	—	1,127	—	—	—	—	—	—	—	1,127
Compensation for issuance of stock options	—	—	—	—	—	—	—	—	—	25	—	—	—	25
Preferred stock dividends accreted	—	—	823	—	—	—	748	—	—	(1,570)	—	—	—	(822)
Net loss	—	—	—	—	—	—	—	—	—	—	(34,706)	—	—	(34,706)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)

Comprehensive loss														(34,710)

Balance at December 31, 2002	12	12,015	2,314	10	—	1,127	748	3,381	34	188,640	(194,509)	7	—	(3,953)
Issuance of common stock and warrants for cash—private offering, net of costs of $3,000	—	—	—	—	—	—	—	24,242	242	44,789	—	—	—	45,031
Issuance of common stock for cash—rights offering, net of costs of $370	—	—	—	—	—	—	—	2,525	25	4,605	—	—	—	4,630
Issuance of common stock in exchange for rights to license	—	—	—	—	—	—	—	579	6	2,994	—	—	—	3,000
Preferred stock dividends accreted	—	—	215	—	—	—	347	—	—	(562)	—	—	—	(215)
Conversion of preferred stock to common stock	(12)	(12,015)	(2,529)	(10)	—	(1,127)	(1,095)	542	6	16,761	—	—	—	14,545
Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—	260	3	648	—	—	—	651
Issuance of common stock under 401(k) plan	—	—	—	—	—	—	—	135	1	464	—	—	—	465
Compensation for issuance of stock options	—	—	—	—	—	—	—	—	—	2,798	—	—	(2,350)	448
Cashless warrant exercise	—	—	—	—	—	—	—	28	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(29,841)	—	—	(29,841)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	—	—	13	—	13

Comprehensive loss														(29,828)

Balance at December 31, 2003	—	$—	$—	—	$—	$—	$—	31,692	$317	$261,137	$(224,350)	$20	$(2,350)	$34,774

See accompanying notes.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

SIRNA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31
	2003	2002	2001
Operating activities
Net loss	$(29,841)	$(34,706)	$(59,838)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,414	1,697	1,756
Amortization	237	277	198
Equity in loss of unconsolidated affiliates	133	5,276	8,341
Financed third party manufacturing cost	(1,727)	3,573	—
Gain on pay off of third party manufacturing costs	(246)	—	—
Write-off of patent costs	5,344	684	—
Patent expense	(183)	—	—
Compensation related to common stock and options	383	25	304
Compensation for forgiveness of notes receivable—related parties	394	189	201
Purchase of license through issuance of common stock	3,000	—	—
Stock issued in exchange for product rights	—	—	275
Expense related to issuance of stock and warrants	—	—	198
Revenue recognized for stock received in licensing agreement	—	—	(205)
Loss (gain) on disposal of equipment	48	6	(51)
Accrued interest included in convertible debt—related parties	240	689	819
Recognition of deferred revenue—related parties.	(400)	(400)	(400)
Changes in operating assets and liabilities:
Accounts receivable	328	1,060	2,053
Prepaid expenses and other	142	(368)	3
Other assets	(90)	1	5
Accounts payable—trade	(60)	(1,157)	1,015
Accrued wages and liabilities	806	(142)	597
Deferred revenue	(694)	894	—

Net cash used by operating activities	(20,772)	(22,402)	(44,729)

Investing activities
Additions to property, plant, and equipment	(340)	(1,639)	(2,823)
Proceeds from the disposition of property, plant and equipment	—	—	96
Additions to deferred patent costs	(277)	(1,303)	(884)
Sales of securities available-for-sale	33,259	20,915	92,974
Purchases of securities available-for-sale	(44,322)	(16,178)	(72,150)
Additional investment in joint venture	(132)	(1,699)	(5,545)
Loan repayments—related parties	—	220	988
Loan advances—related parties	—	(450)	(1,738)

Net cash provided (used) by investing activities	(11,812)	(134)	10,918

Financing activities
Net proceeds from issuance of common, preferred stock and exercised warrants	50,357	124	16,955
Payments under loan facilities.	(1,117)	(1,898)	—
Draw down on line of credit with Elan	—	1,687	5,540
Borrowings under loan facilities.	23	1,190	2,643
Conversion of debt	49	—	—

Net cash provided by financing activities	49,312	1,103	25,138

Net (decrease) increase in cash and cash equivalents	16,728	(21,433)	(8,673)
Cash and cash equivalents at beginning of year	2,065	23,498	32,171

Cash and cash equivalents at end of year	$18,793	$2,065	$23,498

Non-cash activity
Preferred stock dividends accreted	562	1,570	775
Note payable converted into Series B Preferred Stock	—	9,906	—
Interest paid	766	111	—

See accompanying notes.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1. Summary of Significant Accounting Policies

Description of Business

Sirna Therapeutics, Inc., (formerly known as Ribozyme Pharmaceuticals, Inc.), since its inception in 1992, has engaged in research to engineer RNA-based molecules for therapeutic and diagnostic purposes. Until recently, Sirna (the Company) focused on developing therapeutics and diagnostics based on ribozymes (a type of RNA). In 2003, the Company discontinued its efforts in ribozymes and redirected its focus to the development of a new type of nucleic acid-based therapeutic based on RNA interference (RNAi). The Company is using its expertise to design, stabilize, manufacture and deliver small interfering nucleic acids (siRNAs) that activate selectively the process of RNA interference. In addition, the Company manufactures oligonucleotides (chains of nucleotides that can be chemically synthesized; oligonucleotides are a form of nucleic acid) for its use and for use by its collaborators and customers, in order to generate revenue for the purpose of supporting the Company’s therapeutic discovery operations.

The Company is in research and/or preclinical development with product candidates in the following areas: (a) Age-Related Macular Degeneration—it is developing chemically stabilized siRNAs that target genes in the Vascular Endothelial Growth Factor, or VEGF, pathway to treat macular degeneration and (b) Hepatitis C Virus, or HCV, Infection—the Company is developing chemically stabilized siRNAs that target the HCV viral RNA to treat HCV infection. The Company is also evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

To date, the Company has engaged in the research and development of its technologies and has experienced significant operating losses in each fiscal year since inception. The Company has not generated any revenue from the commercialization of its technologies and expects to continue to incur significant operating losses over at least the next several years.

Capital Requirements, Management’s Plans and Basis of Presentation

The Company incurred a net loss of $29.8 million for the year ended December 31, 2003 and has an accumulated deficit of $224.3 million at December 31, 2003. Development of the Company’s products will require a commitment of substantial additional funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market and to establish manufacturing and marketing capabilities. The Company’s future capital requirements will depend on many factors, including, among others, the progress of the Company’s research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company’s existing research relationships, determination as to the commercial potential of the Company’s potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures.

On February 11, 2003, the Company entered into a common stock and warrant purchase agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”) to sell common stock and warrants for an aggregate amount of approximately $48 million (the “Stock Purchase Agreement”). On April 16, 2003, the Company held a Special Meeting of Stockholders at which the terms of the Stock Purchase Agreement with the Investors were approved.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

Stock Split

On April 16, 2003, at the Special Meeting of Stockholders at which the terms of the Stock Purchase Agreement with the investors were approved, stockholders approved, among other things, a one-for-six reverse stock split. Subsequent to the approval, every six shares of the Company’s common stock were replaced with one share of its common stock. Accordingly, all share and per share amounts for all periods presented have been restated to reflect the reverse split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to follow the intrinsic value method prescribed by APB 25, however, the Company will continue to evaluate its approach to accounting for stock options in light of ongoing industry and regulatory developments.

Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma amounts may not be representative of future years. The Company’s pro forma information follows (in thousands, except per share data):

	2003	2002	2001
Net loss as reported	$(29,841)	$(34,706)	$(59,838)
Add: Stock-based employee compensation expense included in reported income	322	—	14
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(3,989)	(2,908)	(4,287)

Pro forma net loss	(33,508)	(37,614)	(64,111)

Pro forma net loss applicable to common stock	$(34,070)	$(39,185)	$(64,886)
Pro forma loss per share (basic and diluted)	$(1.46)	$(11.68)	$(23.06)

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

Deferred Patent Costs

Due to the early stage of the Company’s technology, all patent legal costs are expensed directly as incurred in connection with patent applications or patents until it can be determined that the estimated recoverability of the patent costs is sufficiently probable, at which time such patent costs are capitalized. If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. On a quarterly basis, the Company reviews all capitalized patents costs and if a determination is made to abandon a patent or a patent application, or that an issued patent or a patent application is deemed to no longer have significant economic value, the unamortized balance in deferred patent costs related to that patent is immediately expensed.

On April 21, 2003, as previously discussed, the Company completed a private placement. Concurrent with the private placement, the Company also changed its business strategy which had focused on development of ribozyme-based therapeutics and diagnostics. The Company’s new focus is to develop a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter ended June 30, 2003, the Company undertook a detailed review of its existing patent portfolio. As a result of this review, the Company wrote off in the second quarter of 2003 $447,000 of patent costs related to patents or patents that were abandoned. In addition, since the Company is no longer pursuing the development of ribozymes internally, approximately $4.9 million of capitalized patent costs were expensed that related to the ribozyme technology. This expense is reflected as a separate line item in the Company’s statement of operations for the year ended December 31, 2003.

Current patent costs directly related to the Company’s existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and are amortized over three years, due to the early stage of the RNAi technology.

Below is an estimate of patent amortization expense for the next five years (in thousands):

	2004	2005	2006	2007	2008
Estimated amortization expense	$856	$1,235	$425	$—	$—

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

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Revenue Recognition

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Revenue from nonrefundable up-front license fees where the Company continues involvement through development collaboration or an obligation to supply product, is classified as deferred revenue and recognized as the obligation is fulfilled or ratably over the development period or the period of the obligation, as appropriate.

Revenue associated with substantive performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred.

Non refundable advance payments received in excess of amounts earned are classified as deferred revenue.

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

Accounting for Investments in Unconsolidated Affiliates

The Company accounts for its investments in Medizyme Pharmaceuticals, Ltd. (Medizyme) and atugen under the equity method. The Company has recorded its share of Medizyme’s net losses against its cost basis. At December 31, 2003 the Company had absorbed its entire cost basis in its investment in Medizyme (see Note 7). In 1999, the Company had absorbed its entire cost basis in atugen through its share of atugen’s net losses and since the Company has no other funding commitments to atugen the Company has ceased recording its share of atugen’s net losses. The Company accounts for its investment in Archemix under the cost method.

Impact of Recently issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company has adopted SFAS No. 143, as required, in its financial statements beginning in the first quarter of fiscal 2003. Management has evaluated the provisions of SFAS No. 143 and the adoption does not have a material impact on the Company’s financial statements.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146, as required, in its financial statements beginning in the first quarter of fiscal 2003. Management has evaluated the provisions of SFAS No. 146 and the adoption does not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable, fair value-based method (as set forth in SFAS No. 148) of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value-based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. The Company has adopted SFAS No. 148, as required, in its financial statements beginning in the first quarter of fiscal 2003. See Stock Based Compensation above for the annual disclosure requirements under SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003, however in October of 2003 the FASB deferred the effective date of FIN 46 for older VIE’s to the end of the first interim or annual period ending after December 15, 2003. Certain disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company does not have any ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

2. Securities Available-for-Sale

At December 31, 2003 and 2002, management determined that certain marketable securities held by the Company were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income or expense, as appropriate. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. The following is a summary of securities available-for-sale (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2002:
U.S. Corporate Debt Securities	$6,749	$7	$—	$6,756
At December 31, 2003:
U.S. Corporate Debt Securities	$17,811	$20	$—	$17,831

3. Long-Term Debt

Long-term debt as of December 31, 2003 and 2002, consists of the following ( in thousands):

	2003	2002
Equipment loan (I)	1,055	$1,535
Convertible debt—related parties (II)	2,995	3,460
Truck loan (III)	25	—
Note payable (IV)	—	1,974

	4,075	6,969
Current portion	(582)	(480)

Long-term debt	$3,493	$6,489

I.	In December 2001, the Company negotiated an equipment credit facility of $4,000,000 with a financing company. The agreement requires monthly principal and interest payments for 36 or 48 months, depending on the type of equipment financed. The interest rate fixed to each draw down is 5.61% and 5.42% over the rates of 36 or 48 month treasury bills, respectively, at the time of the draw down. The facility expired in November 2002 and therefore no additional amounts can be borrowed. The interest rate on these borrowings averaged 9.5% at December 31, 2003. Final payments under the facility are due in June 2006.
II.	In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company borrowed from the corporate partner up to $2.0 million annually through 2001. The loans are collateralized 50% by equipment purchases. The loans carry an interest rate of 8% per annum and under certain circumstances are convertible into equity, at the then current market price, at the option of the corporate partner. In April 2000, the Company paid down $6.9 million of the outstanding debt with proceeds from a public offering. In June 2000, the corporate partner elected to convert the remaining balance of approximately $997,205 into 42,435 shares of the Company’s common stock. Since the June 2000 conversion of the balance, the Company has drawn down the final $3.0 million on the debt facility, which as of December 31, 2003 was outstanding. Prior to April 2003, principal and interest payments on the loans were deferred until their maturity which was in April 2004. Pursuant to the Company’s financing that occurred in April 2003, the loan was restructured whereby the principal payment is deferred until January 2005 and the interest payments are due on a quarterly basis. See Note 7 on Schering AG.
III.	In June 2003, the Company purchased a corporate vehicle on credit terms. The five year loan was for $27,220 and carries an interest rate of 5.5%.
IV.	In the fourth quarter of 2002 the Company purchased on credit $3.6 million of drug from a contract manufacturer. The terms of payment for the purchase were $1.6 million due paid October 30, 2002; $1.1 million to be paid on or before October 30, 2004; and $873,491 to be paid on or before June 30, 2005. In June 2003, the Company entered into an agreement with the contract manufacturer, wherein in lieu of the payments of $1.1 million, and $873,491 together with the interest payable, the Company paid the contract manufacturer the sum of $1,726,805 to settle all obligations.

Cash paid for interest for the years ended December 31, 2003, 2002 and 2001 was $ 766,174, $110,890 and $0, respectively. At December 31, 2003 the carrying amounts of the Company’s long-term debt approximates the fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

As of December 31, 2003, maturities of long-term debt are as follows (in thousands):

Amount
2004	$582
2005	3,346
2006	137
2007	6
2008	4

$4,075

4. Leases

The Company leases office space in two buildings under noncancelable operating leases that expire in October 2007 and June 2007. According to the terms of the leases, rent for the buildings will increase each year based on Consumer Price Index increases, with a minimum of 3.5% and a maximum of 6.0%. Total rent expense, including miscellaneous laboratory equipment rentals, was $1,087,942, $853,108 and $782,819 in 2003, 2002 and 2001, respectively.

The Company’s minimum operating lease commitments at December 31, 2003 are as follows (in thousands):

Amount
2004	$1,122
2005	1,156
2006	1,180
2007 and thereafter	809

$4,267

Under a separate agreement, the Company sublet a portion of their building to atugen USA, an unconsolidated affiliate during 2002 and 2001. Rental income from atugen USA for 2002 and 2001 was $105,062 and $188,814. The sublease expired in October 2002 and subsequently atugen USA ceased operations.

5. Redeemable Preferred Stock and Stockholders’ Equity

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan Corporation (Elan) to fund its 80.1% share of the initial capitalization of Medizyme (see Note 7). At Elan’s option, the Series A Preferred Stock was convertible into the Company’s common stock or could be exchanged for a 30.1% interest in Medizyme. Because of this exchange feature, the Company classified for the periods presented $12,015,000 of its Series A Preferred Stock and related preferred stock dividends of $2,314,366 and $1,491,802 at December 31, 2002 and 2001, outside of permanent equity in accordance with EITF Topic No. D-98, Classification of and Measurement of Redeemable Securities. The right of Elan to exchange the Series A Preferred Stock was applicable for the period October 2002 through May 2003. Subsequently, in connection with the Stock Purchase Agreement, Elan converted all of the outstanding shares of the Company’s Series A and Series B Preferred Stock held by Elan into 541,929 shares of the Company’s common stock.

Employee Stock Purchase Plan The Company adopted an Employee Stock Purchase Plan, as amended (the Purchase Plan), authorizing the issuance of 933,333 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, the duration of each offering is twenty-four months with purchases occurring on each October 31 and April 30 during each offering. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased. As of December 31, 2003, 220,023 shares have been issued under the Purchase Plan. The Company required stockholders to approve additional shares for issuance under the Purchase Plan for the offering period commencing November 1, 2002, therefore the Company is required to recognize compensation expense for purchases during the offering that were subsequent to approval. The related compensation expense for 2003 was $18,604.

Stock Option Plans The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the Plans, as amended), under which it authorized stock option grants to purchase up to 6,627,859 shares of the Company’s common stock to eligible employees, consultants, and other individuals, as defined in the Plans. Options to purchase the Company’s common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally past options became exercisable at twenty percent at the end of each of years one through five. However, in December 2000 the Board of Directors approved future vesting of grants at twenty-five percent at the end of each of years one through four. If not exercised, the options expire after ten years.

Changes in stock options for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Options	Exercise Price

Outstanding at December 31, 2000	345,986	$2.70–$187.50
Options granted	172,467	$24.00–$ 63.00
Options exercised/cancelled	(41,160)	$2.70–$173.28

Outstanding at December 31, 2001	477,293	$2.70–$187.50
Options granted	318,168	$1.62–$ 29.82
Options exercised/cancelled	(167,602)	$2.70–$186.00

Outstanding at December 31, 2002	627,859	$1.62–$187.50
Options granted	5,442,585	$2.10–$ 8.68
Options exercised/cancelled	(317,157)	$1.62–$158.28

Outstanding at December 31, 2003	5,753,287	$1.62–$187.50

The weighted average exercise price of options outstanding at December 31, 2003, 2002 and 2001 was $4.32, $4.55 and $8.44, respectively.

Stock options vest as follows:

Options
Currently exercisable.	935,859
2004	1,565,217
2005	1,290,652
2006	1,179,332
2007	624,230
2008 and thereafter.	157,997

Total.	5,753,287

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.62 - $ 2.10	4,766,135	9.11	$2.10	609,236	$2.09
$ 2.34 - $ 4.68	542,875	9.28	$4.34	145,669	$4.34
$ 5.20 - $ 24.78	282,867	8.22	$9.83	72,748	$15.60
$ 25.44 - $167.28	160,994	6.63	$60.08	107,954	$59.09
$ 168.78 - $187.50	416	6.73	$183.77	252	$183.71

$ 1.62 - $187.50	5,753,287	9.02	$4.32	935,859	$10.12

Pro Forma Information Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been provided in Note 1. The information has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 2.78%, 4.75% and 4.3%; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 1.14, 1.09 and 1.04; and a weighted-average expected life of the option of 5, 6 and 6 years. The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $2.40, $5.04 and $42.18, respectively.

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

Stock Based Compensation During 2003, 2002, and 2001, the Company recorded $321,531, $24,835 and $14,476, respectively, of compensation relating to the grant of stock options and an anti-dilution agreement. The expense recorded in 2003 is for options granted that were subject to approval by shareholders. In February 2003, the Company granted approximately 4.8 million options to employees and consultants at an exercise price of $2.10 per share. At the time of the grants, the Company’s stock option plan had available 285,000 options and therefore the February 2003 grants required stockholder approval for the additional 4.5 million shares granted. At the Special Meeting held on April 16, 2003, stockholders approved an amendment to the Company’s stock option plan to increase the number of shares reserved for issuance pursuant to the plan by a total of 5,666,667 shares. On the day of the meeting, the Company’s stock price closed at $2.70. Since the price of the stock closed at a higher price on the day of approval (effective grant date) than the exercise price of the options, the Company was required to record unearned compensation of $2.7 million, which is the $0.60 difference in stock price multiplied by the 4.5 million shares that required approval. The compensation is deferred and will be expensed as the options vest. Generally, the options vest monthly over four and five years. The expense recorded in 2001 relates to pre-IPO issuances that were deferred until vesting was completed, and the 2002 expense relates to options issued to consultants, which was accounted for under the requirements of SFAS 123.

Shareholder Rights Plan In November 2000, the Company adopted a Shareholder Rights Plan (the Rights Plan) designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company. The Rights Plan imposes a significant penalty upon any person or group that acquires 15 percent or more of the Company’s outstanding common stock without the approval of the Sirna Board. Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on December 8, 2000. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15 percent or more of the

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Company’s common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company’s common stock or shares in an acquiring entity at one-half of market value. The rights expire on December 8, 2010.

Rights Offering In connection with the Stock Purchase Agreement, the Company gave non-Investor stockholders, non-transferable rights to purchase an aggregate of $5 million of shares of newly issued common stock at a price of $1.98 per share. Each non-Investor stockholder received 0.61 rights for each share of common stock held by the stockholder, with the aggregate number of rights of each stockholder rounded up to the nearest whole number, on the record date, which was July 21, 2003. In addition, stockholders were permitted to subscribe for additional shares in the event that there were unsubscribed rights. The Investors waived their right to purchase in the rights offering. The rights offering expired on August 29, 2003 and was fully subscribed. Net proceeds from the offering were $4.6 million.

Common Stock Reserved Below is a summary of common stock reserved by the Company at December 31, 2003 for issuance upon the exercise of the various options, warrants, the 401(k) plan and Purchase Plan.

Shares
Stock option plans	6,416,053
Employee stock purchase plan	713,310
Employee 401(k) stock match	888,872
Warrants at $2.52 per share (expires in 2008)	5,100,870
Warrants at $3.48 per share (expires in 2006)	59,186
Warrants at $30.00 per share (expires in 2006)	50,199
Warrants at $32.82 per share (expires in 2004)	1,500
Warrants at $59.64 per share (expires in 2004)	4,167
Warrants at $72.00 per share (expires in 2006)	58,333
Warrants at $94.50 per share (no expiration)	212
Warrants at $120.00 per share (expires in 2007)	50,000
Warrants at $135.00 per share (expires in 2006)	74,815

13,417,517

The Company’s ability to pay dividends is restricted by the terms of its convertible debt and equipment loan facility agreements.

6. Unconsolidated German Affiliate – atugen AG

In 1998, the Company transferred its gene function and target validation business and technology to atugen, a separately funded German affiliate. Financing for atugen was accomplished through an equity investment of $2.0 million in cash from the Company in 1998, a venture capital investment of $7.0 million and a commitment by the German government to provide grants and loans of up to $10.0 million. As a result, at December 31, 1998, the Company retained a 49.5% ownership in atugen. However, since formation, atugen has had additional rounds of financing and as a result the Company has approximately a 10% ownership in atugen as of December 31, 2003. The Company historically accounted for its investment in atugen under the equity method of accounting and as of 1999 had absorbed its entire cost basis in this equity investment through its share of atugen’s net losses.

7. Collaborative Agreements

Chiron

In July 1994, the Company entered into a research and development collaboration agreement with Chiron to research, develop and market ribozyme products directed towards five genetic targets, and all human clinical indications associated with those targets. According to the agreement, the Company and Chiron share equally in the costs and profits of any jointly developed products. In addition, Chiron could, at its option, finance the Company’s portion of its Phase II and Phase III drug development costs for mutually approved programs. The Company retained the option to reacquire its rights by reimbursing Chiron for such development costs plus a predetermined risk premium. As part of this agreement, Chiron made a $10,000,000 equity investment in the Company.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Chiron and the Company were jointly collaborating in the development of ANGIOZYME, the Company’s lead ribozyme product candidate for the treatment of solid tumor cancers. The Company recorded revenues and credit to expenses from Chiron of $557,481, $2,582,260 and $11,935,567, in 2003, 2002 and 2001, respectively, for 50% of ANGIOZYME clinical development and manufacturing expenses incurred by the Company. There are no future obligations between the Company and Chiron related to revenues that were recognized in 2003, 2002 and 2001.

In March 2001, the Company issued 6,487 shares of the Company’s common stock to Chiron in exchange to reacquire all rights to develop any ribozyme product containing or utilizing an HIV target. An expense of $275,000 was recorded in 2001 in connection with the issuance of the stock.

The Company is no longer pursuing ribozyme technology and therefore it does not intend to develop ANGIOZYME independently. The Company and Chiron have agreed to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party will be found, and if so, under terms agreeable to both Chiron and Sirna.

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

Through its agreement with the Company, Schering AG also provided various loans. At December 31, 2003, the Company had an outstanding convertible loan, including accrued interest, of $3.1 million to Schering AG. In April 2003, in connection with the Stock Purchase Agreement and in consideration for the issuance of warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, the Company paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Subsequent to March 2003, interest payments to Schering are paid on a quarterly basis.

Elan Corporation

In January 2000, the Company formed a joint venture with Elan Corporation (Elan) for the development and commercialization of HERZYME, the Company’s product to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The MEDIPAD® system is a disposable continuous subcutaneous drug delivery system that allows a patient to administer the drug at home. The Company accounted for this joint venture under the equity method because Elan retained significant minority investor rights. During 2003, the Company wrote off the remaining cost basis in its equity investment through its share of Medizyme losses.

Initial funding of Medizyme included $12.0 million from the Company and $3.0 million from Elan. The Company’s $12.0 million capital contribution was funded by the sale to Elan of (i) 12,015 shares of the Company’s Series A Convertible Exchangeable Preferred Stock (the Series A Preferred Stock), (ii) a warrant to purchase up to 33,333 shares of the Company’s common stock at an exercise price of $90.00 per share, which expired unexercised in January 2002, and (iii) a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $120.00 per share with a term of seven years. The Series A Preferred Stock had a stated dividend rate of 6.0% which was payable semi-annually through the issuance of additional shares of Series A Preferred Stock at a nominal value of $1,000 per share.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Medizyme paid Elan in cash a $15.0 million non-refundable license fee for the MEDIPAD® drug delivery technology. As a result of this licensing transaction, Medizyme capitalized the entire license fee and amortized the balance over the three-year term of the agreement since Medizyme’s license of the MEDIPAD® device was intended for use with any ribozyme drug developed by Medizyme targeting a gene believed responsible for certain breast cancers. The Company estimated that funding for Medizyme would require approximately $15.0 million in additional operating and development costs. In connection with expected funding requirements, Elan agreed to provide the Company with a $12.0 million credit facility to fund the Company’s pro rata portion of Medizyme’s operating costs over the development period, which was 42 months. In June 2002, Elan converted this debt and accrued interest into 9,905 shares of the Company’s Series B Convertible Preferred Stock (the Series B Preferred Stock). As of April 2003, the Company had utilized the credit facility and had borrowed $9.9 million. The Series B Preferred Stock ultimately was convertible into shares of the Company’s common stock at a 50% premium to the average price of its common stock for the 60 days prior to the time of the applicable draw down on the credit facility. The Series B Preferred Stock had a stated dividend rate of 12%, which was payable semi-annually through the issuance of additional shares of Series B Preferred Stock at a nominal value of $1,000 per share.

In April 2003, the Company entered into a termination agreement with Elan, under which the Company retains full rights to HERZYME and Elan transferred its 19.9% interest in Medizyme (held as preferred stock) to the Company in exchange for either (a) a portion of any future net revenues received by the Company if it enters into a commercialization agreement with a third party for HERZYME; or (b) a royalty on net sales of HERZYME by the Company. As of December 31, 2003, the Company owned 100% of the capital stock of Medizyme, but since it does not intend to pursue independent development of HERZYME, all operations of Medizyme ceased during 2003. In addition, in connection with the Stock Purchase Agreement, Elan converted all of the outstanding shares of the Company’s Series A and Series B Preferred Stock held by Elan into 541,929 shares of the Company’s common stock.

Archemix Corporation

In May 2001, the Company entered into a collaborative agreement with Archemix, a privately held company. One of Archemix’s technologies, RiboReporters™, incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of the agreement with Archemix, the Company granted certain licenses and sublicenses to its intellectual property covering the allosteric ribozyme technology. The Company also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. In exchange for the licenses, the Company received an equity position in Archemix. The Company owns approximately 2% of the outstanding common stock of Archemix and accounts for its investment under the cost method. In addition, in September 2003, the Company entered into a manufacturing agreement with Archemix, whereby it will manufacture and supply to Archemix cGMP-grade ARC183, an anti-thrombin aptamer. The Company recognized revenues of $142,000 in 2003 under the agreement.

Geron Corporation

In December 2001, the Company announced a collaboration with Geron Corporation (Geron), a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. Initially, Geron paid the Company for consultation in nucleic acid technology to improve process development, scale-up and the manufacturing process for GRN163. In July 2002, the Company announced an agreement whereby the Company manufactured GRN163 for use in Geron’s preclinical studies. Delivery under this agreement was completed in June 2003. As of December 31, 2003 and 2002, the Company had recognized revenues of $2.8 million and $718,000, respectively, related to the agreement.

University of Massachusetts Medical School

In September 2003, the Company announced that it entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to RNA interference technology covering short interfering siRNAs. The license grants the Company rights to the undivided interest of the Medical School in the intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Under the terms of the license agreement, the Company paid $3.0 million in cash and issued 579,150 shares of its common stock, valued at $3.0 million, to the Medical School in exchange for the license. The $6.0 million fee was expensed to research and development during the third quarter of 2003 due to the early stage of the technology. The Medical School will receive additional cash and common stock from the Company following the achievement of certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School may also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues the Company may generate from the direct sublicensing of this patent.

8. Related Party Transactions

At December 31, 2003, 2002 and 2001, the Company had a total of $512,000, $906,000 and $865,000, respectively, of non-interest bearing loans due from executive officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed five years. The Company forgave $394,000, $189,000 and $201,187, of these loans during each of the years ending December 31, 2003, 2002 and 2001, respectively.

In March 2002, the Company reached an agreement with Jeremy Curnock Cook, the Company’s Chairman of the Board, whereby the Company utilized his consulting firm, Bioscience Management, plc, for strategic planning. During 2002, the Company paid $85,000 and $39,884 to Bioscience Management and Mr. Cook, respectively, in fees for consulting services provided. During 2003, the Company paid $24,000 to Mr. Cook for consulting fees.

9. Income Taxes

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

At December 31, 2003, the Company has the following net operating loss and tax credit carryforwards for income tax purposes (in thousands):

Expiration Date	Net Operating Losses	Research and Development Credits

2002	$—	$—
2007	3,506	101
2008	7,363	185
2009	9,239	316
2010	11,953	139
2011	15,125	181
2012	15,291	297
2018	10,109	475
2019	8,215	405
2020	7,456	709
2021	52,170	646
2022	28,676	1,011
2023	19,497	505

Total	$188,600	$4,970

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could have been triggered by the Company’s initial public offering or by subsequent sales of securities by the Company or its shareholders. See Note 1 regarding change in ownership. As a result of the private placement in April, 2003, which the Company considers a change of ownership for tax purposes, the Company believes that there are substantial limitations on the utilization of its net operating loss carryforwards.

The components of the Company’s deferred tax assets and liabilities, net of taxes, as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards.	$70,347	$63,054
Research and development credit carryforwards	4,970	4,548
Depreciation.	402	1,081
Equity in loss of unconsolidated affiliate	8,853	8,769
Deferred income	75	483
Other	2,829	(1)

	87,476	77,934
Valuation allowance	(87,113)	(76,169)

Net deferred tax assets	363	1,765
Deferred tax liabilities:
Deferred patent costs	285	1,678
Other	78	87

Total deferred tax liabilities.	363	1,765

	$—	$—

A reconciliation between the statutory federal income tax rate of 34% and the Company’s 0.0%, effective tax rates for the years ended December 31, 2003, 2002, and 2001, respectively, is as follows (in thousands):

	2003	2002	2001
Expected benefit from federal income taxes at statutory rate of 34%	$(10,146)	$(11,800)	$(20,319)
Permanent differences	11	20	31
State taxes, net of federal benefit	(596)	(1,068)	(1,839)
Other	(213)	6	1,064
Valuation allowance	10,944	12,842	21,063

Effective income tax rate	$—	$—	$—

10. Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute 1% to 25% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company’s common stock. In 2003, 2002 and 2001, the Board approved a 50% common stock match equal to total participant deferrals made in each respective year. Expense related to the stock match was $227,000, $238,000 and $290,000 for years ended 2003, 2002 and 2001, respectively. The Company stock match is subject to vesting restrictions.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

11. Quarterly Results (Unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Total revenues	$490	$2,983	$283	$419
Total expenses	5,166	10,846	11,222	6,575
Other (expense) income	(238)	28	(7)	10
Accretion of dividends	562	—	—	—

Net loss applicable to common stock	(5,476)	(7,835)	(10,946)	(6,146)

Basic and diluted net loss per share	$(1.62)	$(0.28)	$(0.37)	$(0.19)

2002
Total revenues	$1,579	$1,622	$1,308	$639
Total expenses	8,223	9,176	6,734	10,031
Other expense	1,650	1,703	1,387	950
Accretion of dividends	203	301	520	547

Net loss applicable to common stock	(8,497)	(9,558)	(7,333)	(10,889)

Basic and diluted net loss per share	$(2.55)	$(2.85)	$(2.18)	$(3.23)

12. Subsequent Event

Eli Lilly Collaboration

In January 2004, the Company announced a collaboration with Eli Lilly & Company (Lilly) to develop novel RNAi therapeutics. During the eighteen-month collaboration, Lilly and the Company will investigate the Company’s proprietary modified siRNAs against specific oncology targets designated by Lilly. For the collaboration, the Company will provide the chemistry and pharmacology and Lilly will provide the targets, preclinical in vivo models and research funding. The Company expects to receive at least $2.1 million under the collaboration.