Form 10-Q
period 2004-03-31
SIRNA THERAPEUTICS INC
filed 2004-04-30
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2004 was 31,799,516.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,378	$18,793
Securities available-for-sale	15,230	17,831
Accounts receivable	72	156
Prepaid expenses and other current assets	373	557

Total current assets	30,053	37,337

Property, plant and equipment, net	3,134	3,402

Notes receivable-related parties	275	355
Deferred patent costs, net	737	765
Other assets	829	825

Total assets	$35,028	$42,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable-trade	$546	$884
Accrued expenses	1,791	2,376
Deferred revenue, current portion	167	200
Current portion of convertible long-term debt	3,009	—
Current portion of long-term debt	24	582

Total current liabilities	5,537	4,042

Other long term liabilities	375	375
Deferred revenues, long-term	56	—
Long term debt	—	558
Convertible debt	—	2,935

Stockholders’ equity
Common stock	318	317
Additional paid-in capital	261,252	261,137
Unrealized gain on securities available-for-sale	21	20
Accumulated deficit	(230,287)	(224,350)
Unearned Compensation	(2,244)	(2,350)

Total stockholders’ equity	29,060	34,774

Total liabilities and stockholders’ equity	$35,028	$42,684

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues:
Contract revenues	$317	$385
Contract revenues-joint venture	—	2
Contract revenues-related parties	1	103

Total revenues	318	490

Expenses:
Research and development	5,106	3,777
General and administrative	1,145	1,389

Total expenses	6,251	5,166

Operating loss	(5,933)	(4,676)

Other income (expense):
Interest income, expense and other expense	(4)	(105)
Equity in loss of unconsolidated affiliate	—	(133)

Total other expense	(4)	(238)

Net loss	(5,937)	(4,914)

Accretion of dividends on preferred stock	—	562

Net loss applicable to common stock	$(5,937)	$(5,476)

Net loss per share (basic and diluted)	$(0.19)	$(1.62)

Shares used in computing net loss per share	31,770,738	3,380,893

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Operating Activities
Net loss	$(5,937)	$(4,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	425
Equity in loss of unconsolidated affiliate	—	133
Compensation related to common stock and options	106	—
Compensation for forgiveness of notes receivable-related parties	80	155
Accrued interest included in convertible debt	60	60
Accrued interest LT financing	—	29
Loss on disposal of equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	84	98
Prepaid expenses and other current assets	180	64
Accounts payable-trade	(338)	(263)
Accrued expenses	(585)	(233)
Deferred revenue	22	1,214
Deferred revenue-related parties	—	(100)

Net cash used in operating activities	(5,900)	(3,331)

Investing activities
Additions to property, plant and equipment	(90)	(119)
Additions to deferred patent costs	(41)	(250)
Net sales of securities available-for-sale	2,602	3,261
Investment in unconsolidated affiliate	—	(133)

Net cash provided by investing activities	2,471	2,759

Financing activities
Net proceeds from issuance of common and preferred stock	116	—
Conversion of debt	15	—
Payments under loan facilities	(1,117)	(116)

Net cash used in financing activities	(986)	(116)

Net decrease in cash and cash equivalents	(4,415)	(688)
Cash and cash equivalents at beginning of period	18,793	2,065

Cash and cash equivalents at end of period	$14,378	$1,377

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

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

Note 3: Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise prices of the options issued to the Company’s employees and directors equal or exceed the fair value of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to follow the intrinsic value method prescribed by APB 25, however, the Company will continue to evaluate its approach to accounting for stock options in light of ongoing industry and regulatory developments.

The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value measurement provisions of SFAS No. 123 (in thousands, except per share amounts).

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Net loss as reported	$(5,937)	$(4,914)
Add: Stock-based employee compensation expense included in reported income	106	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,059)	(711)

Pro forma net loss	(6,890)	(5,625)

Pro forma net loss applicable to common stock	$(6,890)	$(6,187)
Pro forma loss per share (basic and diluted)	$(0.22)	$(1.83)

In February 2003, the Company granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval. At the time of the grants, the Company’s stock option plan had available 285,000 options and therefore the February 2003 grants required stockholder approval for the additional 4.5 million shares granted. At the Special Meeting held on April 16, 2003, the Company’s stockholders approved an amendment to the Company’s stock option plan to increase the number of shares reserved for issuance pursuant to the plan by a total of 5,666,667 shares. On the day of the meeting, the Company’s stock price closed at $2.70 per share. Since the price of the stock closed at a higher price on the day of approval (effective grant date) than the exercise price of the options, the Company was required to record unearned compensation of $2.7 million, which is the $0.60 difference in stock price multiplied by the 4.5 million shares that required approval. The compensation is deferred and will be expensed as the options vest. Generally, the options vest monthly over four and five years. Related to the February 2003 grants, the Company recorded compensation expense of $106,000 for the three month period ended March 31, 2004.

Note 4: Recently Adopted Accounting Standards

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under “Risk Factors” in this Quarterly Report on Form 10-Q and under “Item 1. Business-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it its made.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the quarter ended March 31, 2004 compared to the same period in 2003, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”

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

Since our inception in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. Our expertise in nucleic acid technology enables us to focus on the development of a new type of nucleic acid-based therapeutic based on RNA interference. In 2001 we began to study RNAi and in 2003, based on advancements in, and potential of, the field, we directed our research and development activities entirely to RNA interference. We are using our expertise to design, stabilize, manufacture and deliver siRNAs that activate selectively the process of RNA interference. We believe siRNA-based drugs may become important therapeutics in the future. We also continue to act as a manufacturer of oligonucleotides (chains of nucleotides that can be chemically synthesized; oligonucleotides are a form of nucleic acid) for our use and for use by our collaborators and customers, to generate free cash flow for the purpose of supporting our therapeutic discovery operations.

Product Candidate Programs. We are seeking to develop drugs that address significant and unmet medical needs. Currently, we are in research and/or preclinical development with product candidates in the following areas:

•	Age-Related Macular Degeneration—Age-related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. The “wet” form of AMD accounts for 10 to 15% of all AMD cases but is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD with 200,000 new cases per year that require treatment. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina called neovascularization. We are in preclinical development of siRNAs that treat macular degeneration. We recently selected Sirna-027 as our lead candidate to target the VEGF pathway to treat AMD and expect to file an Investigational New Drug (IND) application with the FDA before the end of 2004 to initiate Phase I clinical trials. To date, we have demonstrated that we can inhibit the formation of new blood vessels in cell culture and several animal model systems of ocular neovascularization using our stabilized siRNAs targeting genes in the VEGF pathway.

•	Hepatitis C Virus, or HCV, Infection—There are approximately 3.9 million individuals infected with hepatitis C in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, hepatitis C infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. We are in lead identification stage of preclinical development of siRNAs that target the HCV viral RNA to treat HCV infection and expect to select a clinical candidate by the end of 2004.

•	Oncology—We recently announced a collaboration with Eli Lilly & Company (Lilly) to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. During the eighteen month collaboration, Lilly will provide oncology targets, preclinical in vivo models and research funding, and in turn, we will provide the chemistry and pharmacology expertise. In addition, Lilly received a non-exclusive research license to our technologies for oncology. The goal of the collaboration is to establish a proof of concept that could lead to the development of novel RNA interference therapeutics for oncology. We are also exploring additional partnership opportunities with other companies in the field of oncology.

We are also evaluating other disease targets and indications for the development of RNA interference-based therapeutics.

Intellectual Property. We have been working with RNA-based molecules for a number of years, therefore we have accumulated an extensive patent portfolio. We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to the RNA interference technology. Additionally, we have filed or licensed over 60 patent applications covering various aspects of the RNA interference technology. In addition, in September 2003, we announced that we entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to RNA interference technology covering siRNA. The license grants us rights to the undivided interest of the Medical School in the intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

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

Other Programs. As we have redirected our business to focus on RNA interference, our ribozyme related partnerships are completed. ANGIOZYME is a ribozyme-based product candidate we were developing in collaboration with Chiron Corporation, or Chiron, to treat solid tumor cancers. We completed analysis of data from a Phase II colorectal cancer clinical trials in 2003. We are no longer developing ANGIOZYME. We have agreed with Chiron to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party will be found, and if so, under terms agreeable to both Chiron and Sirna.

We also were developing HERZYME, a ribozyme-based product candidate, in collaboration with Elan Corporation (Elan) to treat breast and other solid tumor cancers. A Phase I clinical trial was completed during the first quarter of 2003. In April 2003, we entered into a termination agreement with Elan, under which we retain full rights to HERZYME and Elan transferred its 19.9% interest in our joint venture with Elan, Medizyme Pharmaceuticals, Ltd., to us in exchange for either (a) a portion of any future net revenues received by us if we enter into a commercialization agreement with a third party for HERZYME or (b) a royalty on our net sales of HERZYME. We do not intend to pursue development of HERZYME.

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

Revenue Recognition. To date, we have committed substantially all our resources to our research and product candidate development programs. We have not generated any revenues from therapeutic product sales, nor do we anticipate generating any therapeutic product revenues in the foreseeable future. Revenue recorded from our collaborative agreements may consist of: research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of March 31, 2004, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

Our revenues are denominated in U.S. dollars. Therefore, we have not been exposed to foreign currency exchange risks and have not engaged in any hedging transactions.

Patent Expenses. Due to the early stage of development of siRNA technology, we expense all legal costs directly incurred in connection with patent applications or patents until we determine that the estimated recoverability of such costs is sufficiently probable, at which time such costs are capitalized. If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. We review all capitalized patent costs on a quarterly basis and if we decide to abandon a patent or a patent application or determine that an issued patent or a patent application no longer has significant economic value, the unamortized balance in deferred patent costs related to that patent or patent application is immediately expensed.

In 2003, we changed our business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the quarter ended June 30, 2003, we undertook a detailed review of our existing patent portfolio. Based on this review, we wrote off $447,000 of patent costs related to patents or patents that we abandoned in the second quarter of 2003. In addition, since we are no longer pursuing the development of ribozymes internally, we expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in our statement of operations for the year ended December 31, 2003.

Certain patent costs directly related to our existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and will be amortized over three years, due to the early stage of the RNAi technology.

Accounting for Investments in Unconsolidated Affiliates. As part of the joint venture with Elan, we licensed HERZYME and Elan licensed its MEDIPAD® and certain liposomal drug delivery technologies to the joint venture, Medizyme. The joint venture was terminated in April 2003. While we own 100% of the outstanding common stock of Medizyme, during the collaboration, Elan retained significant minority investor rights that were considered “participating rights” as defined in EITF 96-16, Investors Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Therefore, we did not consolidate the operations of Medizyme, but instead accounted for the investment in Medizyme under the equity method. As of December 31, 2003, we had absorbed the entire cost basis in our equity investment through our share of Medizyme’s net losses.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues

The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Quarter ended March 31,
	2004	2003
Revenues
Archemix (Manufacturing)	$289	$—
Geron (Manufacturing)	—	43
Chiron (ANGIOZYME)	—	167
atugen (Licensing)	1	103
Fujirebio (Diagnostics)	—	169
Eli Lilly (RNAi Research)	28	—
Medizyme (HERZYME)	—	1
Other	—	7

Total Revenues	$318	$490

Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contractual milestones. Our revenues are split into three categories: (i) Contract revenues, (ii) Contract revenues-joint venture, and (iii) Contract revenues-related parties. Contract revenues primarily include revenues recorded from Archemix, Eli Lilly, Chiron, and Fujirebio Diagnostics, Inc. Chiron revenues were related to our collaboration on ANGIOZYME. Contract revenues-joint venture include revenues from Medizyme, our joint venture we had with Elan for the development of HERZYME. Contract revenues-related parties consist of revenues recorded from atugen AG.

Our revenues for the quarter ended March 31, 2004 were $318,000, a decrease of $172,000 compared to the same period in 2003. The decrease is primarily a result of our change in business strategy in mid 2003 and the subsequent termination of ribozyme related programs and the associated revenues from Chiron, Fujirebio and atugen. As discussed previously, we are not pursuing development of ANGIOZYME and discontinued clinical trials of ANGIOZYME in 2003. In addition, in April 2003, we terminated our joint venture with Elan and are not pursuing development of HERZYME. Offsetting our loss in revenues in the ribozyme programs are revenues related to our Archemix manufacturing collaboration. Archemix revenues were $290,000 for the first quarter of 2004. In addition, during the first quarter of 2004, we entered into an eighteen-month collaboration with Lilly to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. Revenues recognized during the first quarter of 2004 are from Lilly’s access to a non-exclusive research license of certain of our technologies in oncology during the eighteen-month collaboration.

We are actively pursuing partnerships and collaborations to fund our research and development programs.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Quarter ended March 31,
	2004	2003
Research and development
Personnel expense	$1,920	$1,708
Chemicals and supplies	721	357
License fees	239	150
Outside services	243	360
Patent expense	347	—
Depreciation and amortization	427	426
Other	1,209	776

Total R&D expenses	$5,106	$3,777

R&D average staffing	59	61

Our research and development expenses for the quarter ended March 31, 2004 were $5.1 million, an increase of $1.3 million compared to the same period in 2003. The increase is primarily due to the scale up of our research and outside services as we progress in our preclinical activities for Sirna-027, our RNAi drug candidate targeting AMD. In 2003, outside service expenses included completing phase II clinical studies for ANGIOZYME and outside studies conducted for our preclinical work in our RNAi programs, whereas in 2004 the expenses were exclusively RNAi related. In addition, patent expense increased due to our increased activity in patent applications related to RNAi technology. Until we can determine that the estimated recoverability of the patent costs is sufficiently probable, we expense all legal costs directly incurred in connection with patent applications or patents. Also, personnel expense for the first quarter of 2004 was $1.9 million, an increase of $212,000 compared to the same period in 2003. While average staffing decreased in 2004, our personnel expense increased primarily due to $73,000 in additional non-cash stock option expense recognized, $48,000 in additional accruals for expected increases in benefits, and $50,000 in severance payments incurred during the first quarter of 2004. In addition, annual salary increases became effective in January. We expect research and development expenses to increase as we move forward in our development activities.

We have incurred the following expenses, net of partner reimbursements, related to our major research and development projects (in thousands):

	Quarter ended March 31,
	2004	2003
Project expenses
RNAi – General	$—	$1,625
RNAi – AMD	1,542	—
RNAi – HCV	1,065	—
RNAi – Oncology	136	—
RNAi – Development and Delivery	883	—
Ribozyme projects	—	498

Total project expenses	$3,626	$2,123

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

Future costs related to the projects are difficult to estimate due to the nature of the technology and the inability to foresee outcomes of key milestones in the clinical development of each drug. However, in the biotechnology industry, drug timelines generally track certain averages such as the following:

•	Preclinical research may take years depending on the technology. Preclinical research includes development from conception, to small scale manufacturing of the drug, through completion of animal toxicity and pharmacokinetic studies necessary to file an IND.

•	Phase I clinical trials are generally conducted with small groups of patients or healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time. Phase I trials may last anywhere from a few months to two years and may cost several million dollars depending on the drug and indication targeted.

•	Phase II clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease. Phase II trials can last up to several years and can cost several million dollars more than Phase I due to the larger scope and complexity of the trials. Variances in cost and time between trials may be due to the trial regimen, number of patients and length of time patients are on trial.

•	Phase III clinical trials are large-scale, multi-center, comparative trials with patients afflicted with the targeted disease in order to provide enough data to demonstrate the efficacy and safety required by the Food and Drug Administration, or FDA, prior to commercialization of the drug. A Phase III trial may last anywhere from a year to several years and could cost many millions of dollars.

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

General and Administrative.

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Quarter ended March 31,
	2004	2003
General and administrative
Personnel costs	$659	$1,011
Other	486	378

Total G&A expenses	$1,145	$1,389

G&A average staffing	11	11

General and administrative expenses for the quarter ended March 31, 2004 were $1.1 million, compared to $1.4 million for the same period in 2003. The decrease is primarily due to severance paid in the first quarter of 2003 related to a reduction in force that occurred at the beginning of 2003. Other expenses increased in 2004 as a result of increased legal and professional fees in connection with business development efforts. We expect general and administrative costs to approximate the same levels in 2004 as in 2003.

Interest income, expense and other expense. Interest income was $104,000 for the quarter ended March 31, 2004, compared to $21,000 for the same period in 2003. The fluctuation from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale. Interest expense was $108,000 for the first quarter of 2004, compared to $124,000 during the same period in 2003. The reduction in interest expense is a result of paying off a $1.0 million loan that we carried through a credit institution in February 2004.

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was zero for the quarter ended March 31, 2004, compared to $133,000 for the same period in 2003. The expense for the first quarter of 2003 was our share of Medizyme’s expenses. The decrease in loss is due to the wind-down and subsequent termination of our joint venture with Elan in April 2003. As of March 31, 2004, all material expenses incurred with Medizyme have been recognized.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $29.6 million at March 31, 2004 compared with $36.6 million at December 31, 2003. The $7.0 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $5.9 million used for operations, net of revenues of $318,000; $131,000 used for investments in equipment, leasehold improvements and patents; and $1.1 million paid for debt obligations.

We invest our securities available-for-sale in interest bearing, investment-grade securities.

Accounts receivable at March 31, 2004 were $72,000 compared to $156,000 at December 31, 2003. Accounts receivable at March 31, 2004 were primarily due from Archemix related to our manufacturing agreement.

Total additions for property, plant and equipment for the three months ended March 31, 2004 were $90,000. In February 2004, we paid off a loan of $1.0 million that we carried through a credit institution. We anticipate future property, plant and equipment needs to be financed through credit facilities yet to be determined.

Schering AG. At March 31, 2004, we had an outstanding convertible loan, including accrued interest, of $3.06 million from Schering AG. Accrued interest is paid on a quarterly basis. The $3.0 million principal is due in January 2005.

We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that, with the consummation of our private placement in April 2003, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements through 2005. We expect to incur substantial additional costs, including costs related to:

•	our research, drug discovery and development programs;

•	preclinical studies of our product candidates, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal fees; and

•	manufacturing and marketing of our products, if any.

We will continue to need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available, or available on acceptable terms when needed.

Recently Adopted Accounting Standards

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

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under contract manufacturing of oligonucleotides, research and development agreements, and lines of credit. As of March 31, 2004, our accumulated deficit was approximately $230.3 million. We expect that the ability to use our net operating loss as a tax benefit will be significantly restricted in the future as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”).

We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our product candidates, including preclinical studies and clinical trials.

There is inherent uncertainty in administrative proceedings and litigation relating to our patents that could cause us to incur substantial costs and delays in obtaining and enforcing our patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved. We may also decide to oppose or challenge third party patents.

We have filed patent applications on various aspects of RNA interference technology that have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope sufficient to prevent competing products. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. We have received issuance of some additional patent applications covering various aspects of basic RNA and other oligonucleotide technology, and we have filed patent applications for other technology improvements and modifications that have not yet been approved.

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

The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our products;

•	be unable to conduct or participate in the manufacture, use or sale of products or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

In addition, we regularly enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, or should the licensors fail to maintain their licensed interest in the licensed patents, we could lose the rights to those technologies and patents.

We are aware of a number of issued patents and patent applications that are owned by third parties and that purport to cover chemically modified oligonucleotides as well as their manufacture and use. We have investigated the breadth and validity of these patents to determine their impact upon the company’s programs in the field of RNA interference. Based on our review of these patents and advice of outside patent counsel, we believe that our technology does not infringe any valid claims of such patents and that these patents are not likely to impede the advancement of the company’s programs. There can be no assurance, however, that third parties will not assert infringement claims against the company’s programs with respect to these patents or otherwise, or that any such assertions will not result in costly litigation or require the company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to us, if at all. Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

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

As of March 31, 2004 the Investors in our April 2003 private placement collectively own approximately 79.2% (after giving effect to the exercise of their warrants issued in connection with the private placement, but prior to giving effect to exercise of any stock options) of our outstanding common stock. In addition, some of the Investors currently have the right to select four of seven members of our Board of Directors. In connection with the private placement transaction, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action, even those actions that under Delaware law require the affirmative vote of a supermajority of the stockholders, by written consent, without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

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

You may be unable to sell securities you purchase from us at the time or price desired. The market price of our common stock has fluctuated dramatically in recent years. The trading price of our common stock may continue to fluctuate substantially due to:

•	quarterly variations in our operating results;

•	changes in earnings estimates by market research analysts;

•	concentrated ownership interest of our Investors;

•	changes in the status of our corporate collaborative agreements;

•	clinical trials of products;

•	research activities, technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	purchases or sales of our stock by our executive officers, directors or substantial holders of our common stock;

•	timing or denial by the FDA of clinical trial protocols or marketing applications;

•	securities class actions or other litigation;

•	our ability to raise additional funds; and

•	changes in government regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

10.1	Addendum to the Employment Letter dated February 11, 2003 between Sirna Therapeutics, Inc. and Marvin Tancer, dated February 12, 2004 (3)

10.2	Employment agreement between the Company and Roberto Guerciolini dated March 10, 2004 (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 000-27914).
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 18, 2004.
(4)	Filed herewith.

(b)	Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

•	Current Report on Form 8-K dated January 12, 2004, filed with the Securities and Exchange Commission on January 13, 2004 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated January 27, 2004, filed with the Securities and Exchange Commission on January 28, 2004 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated February 19, 2004, filed with the Securities and Exchange Commission on February 20, 2004 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated March 4, 2004, filed with the Securities and Exchange Commission on March 5, 2004, under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

We furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

•	Current Report on Form 8-K dated February 5, 2004, furnished to the Securities and Exchange Commission on February 6, 2004 under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated: April 29, 2004	By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: April 29, 2004	By:	/s/ Patti Ketchner

Vice President and Corporate Controller
(Acting Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

10.1	Addendum to the Employment Letter dated February 11, 2003 between Sirna Therapeutics, Inc. and Marvin Tancer, dated February 12, 2004 (3)

10.2	Employment agreement between the Company and Roberto Guerciolini dated March 10, 2004 (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 000-27914).
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 18, 2004.
(4)	Filed herewith.