Form 10-Q
period 2004-06-30
SIRNA THERAPEUTICS INC
filed 2004-08-04
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 4, 2004 was 37,621,047.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,616	$18,793
Securities available-for-sale	13,976	17,831
Accounts receivable	217	156
Prepaid expenses and other current assets	542	557

Total current assets	42,351	37,337

Property, plant and equipment, net	3,018	3,402

Notes receivable-related parties	240	355
Deferred patent costs, net	747	765
Other assets	835	825

Total assets	$47,191	$42,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable-trade	$974	$884
Accrued expenses	2,075	2,376
Deferred revenue, current portion	167	200
Current portion of convertible long-term debt	3,024	60
Current portion of long-term debt	—	522

Total current liabilities	6,240	4,042

Other long term liabilities	375	375
Deferred revenues, long-term	14	—
Long term debt	—	558
Convertible debt	—	2,935

Stockholders’ equity
Common stock	376	317
Additional paid-in capital	278,718	261,137
Unrealized loss on securities available-for-sale	(27)	20
Accumulated deficit	(236,568)	(224,350)
Unearned Compensation	(1,937)	(2,350)

Total stockholders’ equity	40,562	34,774

Total liabilities and stockholders’ equity	$47,191	$42,684

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Contract revenues	$450	$2,877	$768	$3,262
Contract revenues—joint venture	—	—	—	2
Contract revenues—related parties	4	105	4	208

Total revenues	454	2,982	772	3,472

Expenses
Research and development	5,629	4,276	10,735	8,053
General and administrative	1,147	1,225	2,292	2,615
Write-off of patent costs	—	5,344	—	5,344

Total expenses	6,776	10,845	13,027	16,012

Operating loss	(6,322)	(7,863)	(12,255)	(12,540)

Other income (expense)
Interest income, expense and other expense	41	105	36	—
Equity in loss of unconsolidated affiliate	—	(77)	—	(209)

Total other income (expense)	41	28	36	(209)

Net loss	(6,281)	(7,835)	(12,219)	(12,749)

Accretion of dividends on preferred stock	—	—	—	562

Net loss applicable to common stock	$(6,281)	$(7,835)	$(12,219)	$(13,311)

Net loss per share (basic and diluted)	$(0.18)	$(0.28)	$(0.36)	$(0.84)

Shares used in computing net loss per share	35,523,434	28,273,448	33,647,086	15,895,980

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
Operating Activities
Net loss	$(12,219)	$(12,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	856	799
Deferred patent cost write off	—	5,344
Patent expense	—	(183)
Equity in loss of unconsolidated affiliate	—	133
Compensation related to common stock and options	495	—
Compensation for forgiveness of notes receivable-related parties	115	232
Pay off of financing on manufacturing third party costs	—	(1,727)
Gain on pay off of financing on manufacturing third party costs	—	(246)
Expense related to issuance of common stock	—	118
Loss on disposal of equipment	—	42
Accrued interest included in convertible debt	80	120
Changes in operating assets and liabilities:
Accounts receivable	(62)	105
Prepaid expenses and other	15	(96)
Other assets	(11)	293
Accounts payable	90	(567)
Accrued expenses	(300)	539
Deferred revenue	(19)	(894)
Deferred revenue-related parties	—	(200)

Net cash used in operating activities	(10,960)	(8,937)

Investing activities
Additions to property, plant and equipment	(292)	(192)
Additions to deferred patent costs	(161)	(55)
Net proceeds from sale of (investment in) securities available-for-sale	3,809	(8,970)
Investment in unconsolidated affiliate	—	(133)

Net cash provided by (used in) investing activities	3,356	(9,350)

Financing activities
Net proceeds from issuance of common and preferred stock	17,558	44,996
Payments under loan facilities	(1,161)	(750)
Borrowings under loan facilities	—	23
Conversion of debt	30	20

Net cash provided by financing activities	16,427	44,289

Net increase in cash and cash equivalents	8,823	26,002
Cash and cash equivalents at beginning of period	18,793	2,065

Cash and cash equivalents at end of period	$27,616	$28,067

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

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

On April 21, 2003, pursuant to the Stock Purchase Agreement, the Company completed the sale of 24,242,425 shares of its common stock and warrants to purchase 5,015,152 shares of its common stock to the Investors for an aggregate gross consideration of approximately $48 million. The common stock was sold in a private placement at a price per share of $1.98 and the warrants are exercisable at any time over the five year period measured from the date of issuance at a price per share of $2.52. Expenses related to the sale of common stock and warrants were approximately $3.0 million.

Note 3: Private Placement Financing

On May 4, 2004, pursuant to common stock purchase agreements, the Company completed the sale of 5,760,000 shares of its common stock to institutional investors for aggregate gross proceeds of approximately $18.7 million. The common stock was sold at a price per share of $3.25. Expenses related to the sale of the common stock were approximately $1.5 million.

Note 4: Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise prices of the options issued to the Company’s employees and directors equal or exceed the fair value of the underlying stock on the date of grant, no compensation expense is recognized. However, the Company will continue to evaluate its approach to accounting for stock options in light of ongoing industry and regulatory developments, which at this time appear likely to require recognition of compensation expense under the fair value method.

The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value measurement provisions of SFAS No. 123 (in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(6,281)	$(7,835)	$(12,219)	$(12,749)
Add: Stock-based employee compensation expense included in reported income	307	159	413	159
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,126)	(948)	(2,184)	(1,659)

Pro forma net loss	(7,100)	(8,624)	(13,990)	(14,249)

Pro forma net loss applicable to common stock	$(7,100)	$(8,624)	$(13,990)	$(14,811)
Pro forma loss per share (basic and diluted)	$(0.20)	$(0.31)	$(0.42)	$(0.93)

In February 2003, the Company granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval. At the time of the grants, the Company’s stock option plan had available 285,000 options; therefore, the February 2003 grants required stockholder approval for the approximately 4.5 million of additional shares granted. At the Special Meeting held on April 16, 2003, the Company’s stockholders approved an amendment to the Company’s stock option plan to increase the number of shares reserved for issuance pursuant to the plan by a total of 5,666,667 shares. On the day of the meeting, the Company’s stock price closed at $2.70 per share. Since the price of the stock closed at a higher price on the day of approval (effective grant date) than the exercise price of the options, the Company was required to record unearned compensation of $2.7 million, which is the $0.60 difference in stock price multiplied by the 4.5 million shares that required approval. The compensation is deferred and will be expensed as the options vest. Generally, the options vest monthly over four and five years. Related to the February 2003 grants, the Company recorded compensation expense of $307,000 and $413,000 for the three and six month periods ended June 30, 2004, respectively.

Note 5: Recently Adopted Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition of the Company.

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

Note 6: Subsequent Event – Archemix Manufacturing and Process Development Agreement

In July 2004, the Company entered into an exclusive four-year process development, analytical development and manufacturing alliance with Archemix, Corp., a privately held company, for all of Archemix’s cGMP aptamers through Phase IIa clinical development. As part of this agreement, the Company also granted Archemix a worldwide, perpetual, non-exclusive license to its intellectual property for the manufacture and commercialization of aptamers. In addition to payments for the manufacture of aptamers, the Company will receive certain downstream consideration for the license granted to Archemix. This agreement follows an October 2003 agreement between the companies that provided for the Company to manufacture cGMP grade of Archemix’s anti-thrombin aptamer, ARC183, for preclinical, Phase I and Phase IIa studies.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended June 30, 2004 compared to the same periods in 2003, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”

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

Product Candidate Programs. We are seeking to develop drugs that address significant and unmet medical needs. Currently, we are in research and/or preclinical development with product candidates in the following areas:

•	Age-Related Macular Degeneration—Age-related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. The “wet” form of AMD accounts for 10 to 15% of all AMD cases but is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD with 200,000 new cases per year that require treatment. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina called neovascularization. We are in preclinical development of siRNAs that treat macular degeneration. We recently selected Sirna-027 as our lead candidate to target the VEGF pathway to treat AMD and expect to file an Investigational New Drug (IND) application with the FDA before the end of 2004 to initiate Phase I clinical trials. To date, we have demonstrated that we can inhibit the formation of new blood vessels in cell culture and several animal model systems of ocular neovascularization using our stabilized siRNAs targeting genes in the VEGF pathway.

•	Hepatitis C Virus, or HCV, Infection—There are approximately 3.9 million individuals infected with hepatitis C in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, chronic hepatitis C infection leads to between 8,000 to 10,000 deaths. We are in the lead identification stage of preclinical development of siRNAs that target the HCV viral RNA to treat HCV infection and expect to select a clinical candidate by the end of 2004.

•	Oncology—In January 2004, we announced a collaboration with Eli Lilly & Company (Lilly) to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. During the eighteen month collaboration, Lilly will provide oncology targets, preclinical in vivo models and research funding, and in turn, we will provide the chemistry and pharmacology expertise. In addition, Lilly received a non-exclusive research license to our technologies for oncology. The goal of the collaboration is to establish a proof of concept that could lead to the development of novel RNA interference therapeutics for oncology. We are also exploring additional partnership opportunities with other companies in the field of oncology.

We are also evaluating other disease targets and indications, such as Huntington’s Disease, for the development of RNA interference-based therapeutics.

Intellectual Property. We have been working with RNA-based molecules for a number of years; therefore we have accumulated an extensive patent portfolio. We own, or have exclusive licenses to use, over 180 issued or allowed patents relating to nucleic acid technology. Over 30 of these issued or allowed patents extend coverage to the RNA interference technology. Additionally, we have filed or licensed over 60 patent applications covering various aspects of the RNA interference technology. In addition, in September 2003, we announced that we entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to

RNA interference technology covering siRNA. The license grants us rights to the undivided interest of the Medical School in the intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications. In June 2004, we announced that we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation for intellectual property relating to RNA interference technology covering siRNA for targeting neurological disease indications, including Huntington’s Disease and Alzheimer’s Disease.

Licensing, Process Development and Pilot Manufacturing. In addition to our work with RNA interference, we also have developed an extensive expertise in nucleic acid technologies. We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing. To date, we have entered into process development and pilot manufacturing arrangements with collaborators which have generated revenues. In July 2004, we entered into an exclusive four-year process development and manufacturing alliance with Archemix, a privately held company. Archemix is currently developing ARC183, an antithrombin aptamer. Pursuant to the agreement, we will manufacture all of Archemix’s aptamers through Phase IIa clinical development. In addition, in 2003 we completed a collaboration with Geron Corporation, a biopharmaceutical company focused on oncology and regenerative medicine. Our first program, which began in 2001, was a process development collaboration with Geron for GRN163, a nucleic acid-based telomerase agonist for cancer. We successfully completed the program and renewed the agreement to manufacture GMP clinical-grade GRN163 for Geron’s Phase I clinical study. Delivery under the agreement was completed in June 2003.

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

Revenue Recognition. To date, we have committed substantially all our resources to our research and product candidate development programs. We have not generated any revenues from therapeutic product sales, nor do we anticipate generating any therapeutic product revenues in the foreseeable future. Revenue recorded from our collaborative agreements may consist of: research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of June 30, 2004, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate. We depend upon funding from external financing and corporate collaborations for our research and product development programs and expect to depend upon this funding for the foreseeable future.

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

Results of Operations

Three and Six Months Ended June 30, 2004 and 2003

Revenues

The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Archemix (Manufacturing)	$409	—	$698	—
Geron (Manufacturing)	—	2,723	—	2,766
Chiron (ANGIOZYME)	—	150	—	317
atugen (Licensing)	3	105	4	208
Fujirebio (Diagnostics)	—	—	—	169
Eli Lilly (RNAi Research)	42	—	70	—
Medizyme (HERZYME)	—	1	—	2
Other	—	3	—	10

Total Revenues	$454	$2,982	$772	$3,472

Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contractual milestones. Our revenues are split into three categories: (i) Contract revenues, (ii) Contract revenues-joint venture, and (iii) Contract revenues-related parties. Contract revenues primarily include revenues recorded from Archemix, Geron, Eli Lilly, Chiron, and Fujirebio Diagnostics, Inc. Chiron revenues were related to our collaboration on ANGIOZYME. Contract revenues-joint venture include revenues from Medizyme, our joint venture we had with Elan for the development of HERZYME. Contract revenues-related parties consist of revenues recorded from atugen AG.

Our revenues for the three and six months ended June 30, 2004 were $454,000 and $772,000, respectively, a decrease of $2.5 million and $2.7 million compared to the same periods in 2003. The decrease is primarily due to the completion of our process development and manufacturing scale-up for Geron’s anti-cancer drug, GRN163 in June 2003. During the second quarter of 2003, we completed our manufacturing contract with Geron, whereby we recognized $2.7 million upon the release of product. In addition, the decrease is also a result of our change in business strategy in mid 2003 and the subsequent termination of ribozyme related programs and the associated revenues from Chiron, Fujirebio and atugen. As discussed previously, we are not pursuing development of ANGIOZYME and discontinued clinical trials of ANGIOZYME in 2003. Also, in April 2003, we terminated our joint venture with Elan and are not pursuing development of HERZYME. Offsetting our loss in revenues in the ribozyme programs are revenues related to our Archemix manufacturing collaboration. Archemix revenues were $409,000 and $698,000 for the three and six months ended June 30, 2004. In addition, during the first quarter of 2004, we entered into an eighteen-month collaboration with Lilly to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. Revenues recognized during the first half of 2004 are from Lilly’s access to a non-exclusive research license of certain of our technologies in oncology during the eighteen-month collaboration. We are actively pursuing partnerships and collaborations to fund our research and development programs.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Research and development
Personnel expense	$1,911	$1,750	$3,831	$3,458
Chemicals and supplies	533	409	1,254	766
License fees	168	2	407	152
Outside services	849	(145)	1,092	215
Patent expense	423	315	770	315
Depreciation and amortization	429	374	856	800
Other	1,316	1,571	2,525	2,347

Total R&D expenses	$5,629	$4,276	$10,735	$8,053

R&D average staffing	61	61	62	60

Our research and development expenses for the three and six months ended June 30, 2004 were $5.6 million and $10.7 million, respectively, an increase of $1.3 million and $2.7 million compared to the same periods in 2003. The increases are primarily due to the scale up of our research and outside services as we progress in our preclinical activities for Sirna-027, our RNAi drug candidate targeting AMD. Year-to-date 2003 outside service expenses included completing Phase II clinical studies for ANGIOZYME and outside studies conducted for our preclinical work in our RNAi programs, whereas year-to-date 2004 the expenses were exclusively RNAi related. The credit in outside services during the second quarter of 2003 is attributable to a discount totaling $247,000 from Avecia, our contract manufacturer of ribozyme products, for early payment on our note payable for manufacturing costs. In addition, patent expense increased due to our increased activity in patent applications related to RNAi technology. Until we can determine that the estimated recoverability of the patent costs is sufficiently probable, we expense all legal costs directly incurred in connection with patent applications or patents. Personnel expense for the second quarter of 2004 was $1.9 million, an increase of $161,000 compared to the same period in 2003. While average staffing remained constant in 2004, our personnel expense increased $140,000 primarily due to increased salaries and accrued bonuses which became effective in January, as well as an increase related to hiring our Senior Vice President of Development in April. In addition, we incurred a net increase of $21,000 in additional accruals for increases in benefits and non-cash stock option expense. Year-to-date 2004 personnel expenses also include $50,000 in severance payments incurred during the first quarter. We expect research and development expenses to increase as we move forward in our development activities.

We have incurred the following expenses, net of partner reimbursements, related to our major research and development projects (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Project expenses
RNAi – General	$—	$2,207	$—	$3,832
RNAi – AMD	2,431	—	3,973	—
RNAi – HCV	845	—	1,910	—
RNAi – Oncology	320	—	456	—
RNAi – Development and Delivery	1,002	—	1,885	—
Ribozyme projects	—	148	—	646

Total project expenses	$4,598	$2,355	$8,224	$4,478

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

Future costs related to the projects are difficult to estimate due to the nature of the technology and the inability to foresee outcomes of key milestones in the clinical development of each drug. However, in the biotechnology industry, drug timelines generally track certain averages such as the following:

•	Preclinical research may take years depending on the technology. Preclinical research includes development from conception, to small scale manufacturing of the drug, through completion of animal toxicity and pharmacokinetic studies necessary to file an IND application.

•	Phase I clinical trials are generally conducted with small groups of patients or healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time. Phase I trials may last anywhere from a few months to two years and may cost several million dollars depending on the drug and indication targeted.

•	Phase II clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease. Phase II trials can last up to several years and can cost several million dollars more than Phase I due to the larger scope and complexity of the trials. Variances in cost and time between trials may be due to the trial regimen, number of patients and length of time patients are on trial.

•	Phase III clinical trials are large-scale, multi-center, comparative trials with patients afflicted with the targeted disease in order to provide enough data to demonstrate the efficacy and safety required by the Food and Drug Administration, or FDA, prior to commercialization of the drug. A Phase III trial may last anywhere from a year to several years and could cost many millions of dollars.

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

General and Administrative.

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
General and administrative
Personnel costs	$719	$654	$1,378	$1,665
Other	428	571	914	950

Total G&A expenses	$1,147	$1,225	$2,292	$2,615

G&A average staffing	11	11	11	11

General and administrative expenses for the three and six months ended June 30, 2004 were $1.1 million and $2.3 million, respectively, a decrease of $78,000 and $323,000 for the same periods in 2003. The decrease year-to-date 2004 compared to 2003 is primarily due to severance paid in the first quarter of 2003 related to a reduction in force that occurred in February of 2003. The increase in personnel costs for the second quarter comparison is primarily due to a non-cash stock option expense we are required to record (see Note 3). We expect general and administrative costs to approximate the same levels in 2004 as in 2003.

Interest income, expense and other expense. Interest income was $116,000 and $221,000 for the three and six months ended June 30, 2004, respectively, compared to $190,000 and $211,000 for the same periods in 2003. The fluctuations are due to changes in average balances in our cash, cash equivalents and securities available-for-sale. Interest expense was $75,000 and $184,000 for the three and six month periods ended June 30, 2004, respectively, compared to $84,000 and $208,000 during the same periods in 2003. The reduction in interest expense is a result of paying off a $1.0 million loan that we carried through a credit institution in February 2004.

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was zero for the three and six months ended June 30, 2004, compared to $77,000 and $209,000 for the same periods in 2003. The losses recognized in 2003 was our share of Medizyme’s expenses. The decrease in loss is due to the wind-down and subsequent termination of our joint venture with Elan in April 2003. As of June 30, 2004, all material expenses incurred with Medizyme have been recognized.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $41.6 million at June 30, 2004 compared with $36.6 million at December 31, 2003. The $5.0 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $17.6 million received in net proceeds from equity sales; $11.0 million used for operations, net of revenues of $772,000; $453,000 used for investments in equipment, leasehold improvements and patents; and $1.2 million paid for debt obligations.

We invest our securities available-for-sale in interest bearing, investment-grade securities.

Accounts receivable at June 30, 2004 were $217,000 compared to $156,000 at December 31, 2003. Accounts receivable at June 30, 2004 were primarily due from Archemix related to our manufacturing agreement.

Total additions for property, plant and equipment for the six months ended June 30, 2004 were $292,000. In February 2004, we paid off a loan of $1.0 million that we carried through a credit institution. We anticipate future property, plant and equipment needs to be financed either through credit facilities, equity sales or revenues, all of which are yet to be determined.

Schering AG. At June 30, 2004, we had an outstanding convertible loan, including accrued interest, of $3.06 million from Schering AG. Accrued interest is paid on a quarterly basis. The $3.0 million principal is due in January 2005.

Private Placement. In May 2004, we completed a private placement financing of 5.76 million common shares to institutional investors for proceeds of approximately $17.2 million, net of $1.5 million in expenses.

We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that, with the consummation of our private placements in April 2003 and May 2004, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements through 2005. We expect to incur substantial additional costs, including costs related to:

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

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under contract manufacturing of oligonucleotides, research and development agreements, and lines of credit. As of June 30, 2004, our accumulated deficit was approximately $236.6 million. We expect that the ability to use our net operating loss as a tax benefit will be significantly restricted in the future as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”).

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

We are involved in a re-examination proceeding involving one of our patents in the United States that relates to oligonucleotides. Additionally, we have filed documents in opposition to two RNA interference-related patents granted to a potential competitor in Europe.

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

As of June 30, 2004 the Investors in our April 2003 private placement collectively own approximately 68.2% (after giving effect to the exercise of their warrants issued in connection with the private placement, but prior to giving effect to exercise of any stock options) of our outstanding common stock. In addition, some of the Investors currently have the right to select four of seven members of our Board of Directors. In connection with the private placement transaction, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In our previous filing, we noted that we had filed a complaint in federal court against a privately held company, alleging infringement of certain ribozyme-related patents. We have withdrawn the Complaint (without prejudice) due to pending settlement negotiations. The dispute does not relate to our primary business, the development of nucleic acid-based therapeutics involving RNA interference.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On May 4, 2004, pursuant to common stock purchase agreements, we completed the sale of 5,760,000 shares of our common stock to institutional investors for aggregate gross proceeds of approximately $18.7 million. The common stock was sold at a price per share of $3.25. The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506, as promulgated thereunder. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions these sales were made without general solicitation or advertising. Each recipient was an accredited investor. All recipients had adequate access, through their relationship with Sirna, to information about us. The shares issued were subsequently registered on a Form S-3 registration statement. We received and will receive no proceeds from the resale of these shares by the selling stockholders under the registration statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2004 we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1.	The election of two directors to serve for the ensuing three years until the expiration of their terms in 2007 or until their successors are duly elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

Director	For	Against
Dr. Douglas Fambrough	26,911,948	124,001
Dr. Bryan Roberts	26,789,864	246,085

2.	To amend and restate the 2001 Stock Option plan providing for an increase in the number of shares reserved for issuance by a total of 750,000 shares, prohibition on discounted options, and prohibition on repricing.

Votes For	22,533,162
Votes Against	437,632
Votes Abstained	17,944

3.	To ratify the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2004.

Votes For	26,977,165
Votes Against	47,314
Votes Abstained	11,469

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 000-27914).
(3)	Filed herewith.

(b)	Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

•	Current Report on Form 8-K dated April 14, 2004, filed with the Securities and Exchange Commission on April 16, 2004 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated April 30, 2004, filed with the Securities and Exchange Commission on May 3, 2004 under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated May 5, 2004, filed with the Securities and Exchange Commission on May 5, 2004, under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

•	Current Report on Form 8-K dated June 7, 2004, filed with the Securities and Exchange Commission on June 9, 2004, under Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated: August 4, 2004	By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 4, 2004	By:	/s/ Patti Ketchner
Vice President and Corporate Controller
(Acting Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003 (Commission File No. 000-27914).
(3)	Filed herewith.