Form 10-Q
period 2004-09-30
SIRNA THERAPEUTICS INC
filed 2004-11-15
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 12, 2004 was 37,867,559.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,679	$18,793
Securities available-for-sale	15,377	17,831
Accounts receivable	13	156
Prepaid expenses and other current assets	552	557

Total current assets	35,621	37,337

Property, plant and equipment, net	2,758	3,402

Notes receivable-related parties	210	355
Deferred patent costs, net	698	765
Other assets	838	825

Total assets	$40,125	$42,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable-trade	$1,019	$884
Accrued expenses	2,613	2,376
Deferred revenue, current portion	139	200
Current portion of convertible long-term debt	3,040	60
Current portion of long-term debt	—	522

Total current liabilities	6,811	4,042

Other long term liabilities	375	375
Long term debt	—	558
Convertible debt	—	2,935

Stockholders’ equity
Common stock	376	317
Additional paid-in capital	278,716	261,137
Unrealized gain (loss) on securities available-for-sale	(17)	20
Accumulated deficit	(244,349)	(224,350)
Unearned Compensation	(1,787)	(2,350)

Total stockholders’ equity	32,939	34,774

Total liabilities and stockholders’ equity	$40,125	$42,684

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share related amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
Contract revenues	$83	$180	$850	$3,442
Contract revenues—joint venture	—	—	—	2
Contract revenues—related parties	1	103	5	311

Total revenues	84	283	855	3,755

Expenses
Research and development	6,101	9,991	15,887	17,655
General and administrative	1,813	1,231	5,054	4,235
Write-off of patent costs	—	—	—	5,344

Total expenses	7,914	11,222	20,941	27,234

Operating loss	(7,830)	(10,939)	(20,086)	(23,479)

Other income (expense)
Interest income, expense and other expense	50	(7)	87	(7)
Equity in loss of unconsolidated affiliate	—	—	—	(209)

Total other income (expense)	50	(7)	87	(216)

Net loss	(7,780)	(10,946)	(19,999)	(23,695)

Accretion of dividends on preferred stock	—	—	—	562

Net loss applicable to common stock	$(7,780)	$(10,946)	$(19,999)	$(24,257)

Net loss per share (basic and diluted)	$(0.21)	$(0.37)	$(0.57)	$(1.19)

Shares used in computing net loss per share	37,630,339	29,443,040	34,984,529	20,461,290

See notes to condensed financial statements

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
Operating Activities
Net loss	$(19,999)	$(23,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,266	1,224
Deferred patent cost write off	—	5,344
Purchase of license through issuance of common stock	—	3,000
Patent expense	—	(183)
Equity in loss of unconsolidated affiliate	—	133
Compensation related to common stock and options	670	267
Compensation for forgiveness of notes receivable-related parties	145	262
Pay off of financing on manufacturing third party costs	—	(1,727)
Gain on pay off of financing on manufacturing third party costs	—	(247)
Loss on disposal of equipment, net	—	46
Accrued interest included in convertible debt	180	180
Changes in operating assets and liabilities:
Accounts receivable	143	169
Prepaid expenses and other	5	(111)
Other assets	(13)	(86)
Accounts payable	135	(204)
Accrued expenses	237	579
Deferred revenue	(61)	(694)
Deferred revenue-related parties	—	(300)

Net cash used in operating activities	(17,292)	(16,043)

Investing activities
Additions to property, plant and equipment	(339)	(236)
Additions to deferred patent costs	(216)	(208)
Sales of securities available-for-sale	14,463	18,706
Purchases of securities available-for-sale	(12,046)	(34,520)
Investment in unconsolidated affiliate	—	(133)

Net cash provided by (used in) investing activities	1,862	(16,391)

Financing activities
Net proceeds from issuance of common and preferred stock	17,531	49,955
Payments under loan facilities	(1,261)	(932)
Borrowings under loan facilities	—	23
Conversion of debt	45	34

Net cash provided by financing activities	16,315	49,080

Net increase in cash and cash equivalents	886	16,646
Cash and cash equivalents at beginning of period	18,793	2,065

Cash and cash equivalents at end of period	$19,679	$18,711

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Note 1: Description of Business

Sirna Therapeutics, Inc., (formerly known as Ribozyme Pharmaceuticals, Inc.), was previously engaged in research to engineer RNA-based molecules for therapeutic and diagnostic purposes. Until recently, Sirna (the Company) focused on developing therapeutics based on ribozymes (a type of RNA). In 2003, the Company discontinued its efforts on ribozymes and redirected its focus to the development of a new type of nucleic acid-based therapeutic based on RNA interference (RNAi). The Company is using its considerable expertise to design, manufacture and deliver stabilized short interfering nucleic acids (siRNAs) that activate selectively the process of RNA interference, and is in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), (Hepatitis C Virus (HCV), and Huntington’s Disease (HD). The Company is also evaluating other disease targets and indications for the development of RNA interference-based therapeutics on its own and in collaboration with academic research institutions and commercial enterprises. In addition, the Company manufactures and sells oligonucleotides in order to generate revenue for the purpose of supporting its ongoing operations.

Development of the Company’s products has required substantial funds (including both private and public financings), and will continue to require substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market. The Company’s ability to raise funds in the future will depend on many factors, including, among others, the progress of the Company’s research, development and drug delivery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, the determination as to the commercial potential of the Company’s potential products, and the cost and availability of third-party financing.

Note 2: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and disclosures thereto included in our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 3: Private Placement Financings

On May 4, 2004, pursuant to Common Stock Purchase Agreements, the Company completed the sale of 5,760,000 shares of its common stock to institutional investors for aggregate gross proceeds of approximately $18.7 million. The common stock was sold at a price per share of $3.25. Costs related to the sale were approximately $1.5 million, resulting in net proceeds of $17.2 million.

On April 21, 2003, pursuant to a Stock Purchase Agreement, the Company completed the sale of 24,242,425 shares of its common stock and warrants to purchase 5,015,152 shares of its common stock to the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG, and Granite Global Ventures for an aggregate gross consideration of approximately $48 million. The common stock was sold in a private placement at a price per share of $1.98 and the warrants are exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52. Costs related to the sale of common stock and warrants were approximately $3.0 million.

Note 4: Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise prices of the options issued to the Company’s employees and directors equal or exceed the fair value of the underlying stock on the date of grant, no compensation expense is recognized. However, the Company will continue to evaluate its approach to accounting for stock options in light of ongoing industry and regulatory developments, which at this time will likely require recognition of compensation expense under the fair value method in 2005.

The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value measurement provisions of SFAS No. 123 (in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(7,780)	$(10,946)	$(19,999)	$(23,695)
Add: Stock-based employee compensation expense included in reported income	149	106	562	215
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(990)	(1,290)	(3,174)	(2,949)

Pro forma net loss	(8,621)	(12,130)	(22,611)	(26,429)

Pro forma net loss applicable to common stock	$(8,621)	$(12,130)	$(22,611)	$(26,991)
Pro forma loss per share (basic and diluted)	$(0.23)	$(0.41)	$(0.65)	$(1.32)

In February 2003, the Company, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics and related recapitalization, granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which was granted on April 16, 2003. Related to the February 2003 grants, the Company recorded compensation expense of $149,000 and $562,000 for the three and nine-month periods ended September 30, 2004, respectively. As of September 30, 2004, $1.8 million of unearned compensation is deferred and will be expensed as the options vest, generally over the next three to four years.

Note 5: Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Note 6: Reclassifications

Certain amounts related to patent expense in the accompanying financial statements for the three and nine month periods ended September 30 2003 were reclassified. For the three and nine-month periods ended Sept 30, 2003, the Company reclassified patent expense of $356,000 and $745,000 respectively, from research and development to general and administrative expense.

Note 7: Write-Off of Patent Costs

As discussed in Note 1, in 2003, the Company changed its business strategy. As a result of finalizing this change in strategy direction, we undertook a detailed review of our existing patent portfolio. Based on this review, we wrote off $477,000 of costs related to patents that we abandoned in the second quarter of 2003. In addition, because we are no longer pursuing the development of ribozymes internally, we expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in our statement of operations for the nine months ended September 30, 2003.

Note 8: Subsequent Event

In October, 2004, the Company entered into various agreements with a closely-held private corporation and related parties. Upon the successful completion of certain technical feasibility studies and other closing conditions, the Company will complete a transaction to acquire all of the issued and outstanding shares of the private corporation. Pursuant to an escrow agreement, the Company deposited 170,068 shares of its common stock into escrow, some or all of which shares are issuable to the related parties of the private corporation upon the consummation or termination of the contemplated acquisition. The Company has also entered into invention assignment, non-competition, and/or consulting agreements with the related parties.

Additionally, upon the consummation of the contemplated acquisition, the Company will issue to such parties an additional 510,204 of shares of common stock. Subject to the achievement of certain milestones and other conditions, the Company may issue additional shares of its common stock (some or all of which may be paid in cash in lieu of shares) plus additional shares of common stock based on possible future sales (some or all of which may be paid in cash in lieu of shares), the value of such stock will be based on the price of the stock as of future dates.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”

Business Overview

Sirna Therapeutics, Inc. (formerly known as Ribozyme Pharmaceuticals, Inc.), was previously engaged in research to engineer RNA-based molecules for therapeutic and diagnostic purposes. Until recently, Sirna (the Company) focused on developing therapeutics based on ribozymes (a type of RNA). In 2003, the Company discontinued its efforts in ribozymes and redirected its focus to the development of a new type of nucleic acid-based therapeutic based on RNA interference (RNAi). The Company is using its considerable expertise to design, stabilize, manufacture and deliver short interfering nucleic acids (siRNAs) that activate selectively the process of RNA interference, and is in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), Hepatitis C Virus (HCV), and Huntington’s Disease (HD). The Company is also evaluating other disease targets and indications for the development of RNA interference-based therapeutics on its own and in collaboration with academic research institutions and commercial enterprises. In addition, the Company manufactures and sells oligonucleotides in order to generate revenue for the purpose of supporting its ongoing operations.

RNA Interference

RNA interference is an endogenous mechanism that generally relies on a sequence of double-stranded nucleic acid capable of reducing the expression of genes through the degradation of messenger

RNA (mRNA) and viral RNA in a sequence-specific manner. We refer to such RNA molecules facilitating this process of RNAi as a short interfering RNA (siRNA). The RNAi mechanism induces the destruction of target RNA using naturally occurring cellular protein machinery.

Harnessing the natural phenomenon of RNAi through the production and targeted delivery of synthetic siRNAs holds potential for a new and important future class of drugs. Although there is widespread use of RNAi-based reagents for target validation, the development of RNAi-based pharmaceuticals for therapeutic uses to target disease is currently in an early stage of development.

Product Candidate Programs

The Company is seeking to develop a new class of drugs using siRNAs that address significant and unmet medical needs. Currently, we are in research, preclinical and clinical development with product candidates in the following areas:

•	Age-Related Macular Degeneration—Age-related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. The “wet” form of AMD accounts for 10 to 15% of all AMD cases and is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD with 200,000 new cases per year that require treatment. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina called neovascularization. To date, we demonstrated that we can inhibit the formation of new blood vessels in cell culture and several animal model systems of ocular neovascularization using our stabilized siRNAs targeting genes in the vascular endothelial growth factor, or VEGF, pathway. We selected Sirna-027 as our lead candidate to target the VEGF pathway to treat AMD and filed an Investigational New Drug (IND) application with the Food and Drug Administration, or FDA, in August 2004. We expect to initiate Phase 1 clinical trials before the end of 2004.

•	Hepatitis C Virus, or HCV, Infection—There are approximately 3.9 million individuals infected with hepatitis C in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States chronic hepatitis C infection leads to 8,000 to 10,000 deaths. We are in the lead identification stage of preclinical development of siRNAs that target the HCV viral RNA to treat HCV infection.

•	Huntington’s Disease – Huntington’s Disease (HD) is a degenerative brain disorder for which there is, at present, no effective treatment or cure. HD affects more than 30,000 people in the United States, with another 200,000 at risk of inheriting the deadly gene. By the end of 2005, we expect to select investigational compounds for preclinical development based on the work of our research collaborator, Dr. Beverly Davidson at the University of Iowa. In June 2004, we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation for intellectual property relating to RNAi technology covering siRNA for targeting neurological disease indications, including Huntington’s Disease and Alzheimer’s Disease.

•	Oncology—In January 2004, we entered into collaboration with Eli Lilly & Company (Lilly) to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. During the eighteen month collaboration, Lilly will provide oncology targets, preclinical in vivo models and research funding, and in turn, we will provide the chemistry and pharmacology expertise. In addition, Lilly received a non-exclusive research license to our technologies for oncology. The goal of the collaboration is to establish a proof of concept that could lead to the development of novel RNAi therapeutics for oncology. We are also exploring additional partnership opportunities with other companies in the field of oncology.

•	New Target Opportunities - We are also actively investigating and evaluating, both internally and externally through sponsored research programs with world renowned scientists and institutions, other disease targets and indications for the development of RNAi-based therapies.

The Drug Discovery and Development Process

The new drug discovery and development process is generally considered a long (5 to 7 years or greater) and expensive (greater than $100 million) undertaking which is subject to many uncertainties and regulatory oversight. These generalized timelines and costs are estimates and as such involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from estimates. Research and development project costs, among others, include costs of salaries, benefits, clinical trial site costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to projects include facility and occupancy costs, license and royalty payments. The primary phases of new drug discovery and development include:

•	Preclinical research - Preclinical research includes development from conception to small scale manufacturing of the drug and through completion of animal toxicity and pharmacokinetic studies necessary to file an IND application.

•	Phase 1 clinical trials – Phase 1 clinical trials are generally conducted with small groups of patients or healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time.

•	Phase 2 clinical trials – Phase 2 clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease.

•	Phase 3 clinical trials – Phase 3 clinical trials are large-scale, multi-center, comparative trials with patients afflicted with the targeted disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization of the drug.

The most significant costs associated with clinical development are the Phase 3 trials, as they tend to be the longest and largest studies conducted during the drug development process. The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients. If Phase 3 trials are successful, the final step in a drug approval timeline is submission of a New Drug Application (NDA) with the FDA. The NDA process may last several years.

In addition, development stage companies, like Sirna Therapeutics, often seek collaborations and/or partnerships with large, established pharmaceutical companies to assist in the cost and complexities of developing and marketing new drugs. At this time, the Company believes it may be too early to enter into such business arrangements as the full potential and value of its product candidate programs are unknown.

Intellectual Property

Protecting patents and other proprietary rights is crucial to developing our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations. As part of our overall intellectual property strategy, we selectively enter into agreements with third parties, such as academic institutions, either to license pre-existing technology or to support the development of new technologies. For example, in 2003 we entered into a worldwide licensing agreement with the University of

Massachusetts (UMass) Medical School for its undivided interest in intellectual property relating to the seminal RNA interference technology covering siRNA for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications. In June 2004, we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation for intellectual property relating to RNAi technology covering siRNA for targeting neurological disease indications, including Huntington’s Disease and Alzheimer’s Disease.

It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business. We seek patent protection in the United States as well as in several key foreign countries. The following table summarizes the Company’s current intellectual property estate excluding ribozyme technology:

Sirna Controlled and Licensed Intellectual Property	U.S. Filings	Status
Seminal RNAi or siRNA Technology:
Tuschl et al. Patent Worldwide Exclusive License from UMass Medical School	2 filed patents	Pending
Fire et al. Patent Worldwide Nonexclusive License Carnegie Institute	3filed patent	1 Issued
Sirna - No-ribose siRNA Technology	8 filed patents	Pending
Sirna - Multifunctional siRNA Technology	5 filed patents	Pending
Sirna - RNAi Gene Targets (including those covering targets in the VEGF, HCV and HD pathways)	>150 filed patents	Pending
Sirna - Oligonucleotide Chemistry & Delivery Technology	>60 filed patents	20 Issued
Sirna - Oligonucleotide Manufacturing & Process Technology	>25 filed patents	13 Issued

Summary of Intellectual Property Estate:	>250 Filed Patents	34 Issued

We believe our intellectual property holdings adequately enable the Company to pursue its business plans. We cannot however guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope sufficient to prevent competing products. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. The Company, to the best of its ability, will defend its intellectual property estate from infringement. There is however inherent uncertainty in administrative proceedings and litigation relating to our patents that could cause us to incur substantial costs and delays in obtaining and enforcing our patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved. We may also decide to oppose or challenge third party patents. When prudent and for appropriate consideration, the Company is willing to out license its intellectual property. The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to in-license or litigate if an intellectual property dispute arises.

Licensing, Process Development and Pilot Manufacturing

In addition to our work with RNAi, we also have developed an extensive expertise in nucleic acid technologies. We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing opportunities. In July 2004, we entered into an exclusive four-year process development and manufacturing alliance with Archemix Corp. (Archemix), a privately held company. Archemix is currently developing ARC183, an anti-thrombin aptamer. Pursuant to the agreement, we will manufacture all of Archemix’s aptamers through Phase 2a clinical development. In addition, in 2003 we completed a collaboration with Geron Corporation, a biopharmaceutical company focused on oncology and regenerative medicine. Our first program, which began in 2001, was a process development collaboration with Geron for GRN163, a nucleic acid-based telomerase agonist for cancer. We successfully completed the program and renewed the agreement to manufacture GMP clinical-grade GRN163 for Geron’s Phase 1 clinical study. Delivery under the agreement was completed in June 2003.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies may have an impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Revenue Recognition

Revenues recorded from our collaborative agreements may consist of: research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of September 30, 2004, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate.

Patent Expenses

Due to the early stage of development of RNAi technology, we expense all legal costs directly incurred in connection with patent applications or patents until we determine that the estimated recoverability of such costs is sufficiently probable, at which time such costs are capitalized. If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. We review all capitalized patent costs on a quarterly basis and, if we decide to abandon a patent or a patent application or determine that an issued patent or a patent application no longer has significant economic value, the unamortized balance in deferred patent costs related to that patent or patent application is immediately expensed.

In 2003, we changed our business strategy which focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNAi. As a result of finalizing this change in strategic direction during the quarter ended June 30, 2003, we undertook a detailed review of our existing patent portfolio. Based on this review, we wrote off $447,000 of patent costs related to patents or patents that we abandoned in the second quarter of 2003. In addition, because we are no longer pursuing the development of ribozymes internally, we expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology. This expense is reflected as a separate line item in our statement of operations for the year ended December 31, 2003. Legal expenses related to patents are included in general and administrative expenses.

Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

Revenues

The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Contract Revenues:
Archemix (Manufacturing)	$16	$—	$713	$—
Geron (Manufacturing)	—	17	—	2,782
Chiron (ANGIOZYME)	—	163	—	481
Fujirebio (Diagnostics)	—	—	—	169
Eli Lilly (RNAi Research)	42	—	112	—
Other	25	—	25	10

	83	180	850	3,442
Contract Revenues-Joint Ventures: Medizyme (HERZYME)	—	—	—	2
Contract Revenues-Related Parties: atugen AG(Licensing)	1	103	5	311
Total Revenues	$84	$283	$855	$3,755

Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contractual obligations. Our revenues for the three and nine months ended September 30, 2004 were $84,000 and $855,000, respectively, a decrease of $199,000 and $2.9 million compared to the same periods in 2003. The third quarter decrease is a result of our change in business strategy in 2003 and the subsequent termination of ribozyme-related programs and the associated revenues from Chiron, Fujirebio and atugen AG. Offsetting our loss in revenues in the ribozyme programs are revenues related to our Archemix manufacturing collaboration. Archemix revenues were $16,000 and $714,000 for the three and nine months ended September 30, 2004. In addition, during the first quarter of 2004, we entered into an eighteen-month collaboration with Lilly to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. Revenues recognized during the first half of 2004 are from Lilly’s access to a non-exclusive research license to certain of our technologies in oncology during the eighteen-month collaboration. The decrease of revenues year to date is primarily due to the completion of our process development and manufacturing scale-up for Geron’s anti-cancer drug, GRN163 in June 2003. During the second quarter of 2003, we completed our manufacturing contract with Geron, whereby we recognized $2.7 million upon the release of the product. We are actively pursuing new partnership and collaboration opportunities.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Research and development
Personnel expense	$1,941	$1,743	$5,772	$5,201
Chemicals and supplies	526	523	1,780	1,289
License fees	1,270	6,033	1,677	6,185
Outside services	629	472	1,721	687
Depreciation	306	74	983	800
Other	1,429	1,146	3,954	3,493

Total R&D expenses	$6,101	$9,991	$15,887	$17,655

R&D average staffing	61	60	61	60

Our research and development expenses for the three and nine months ended September 30, 2004 were $6.1 million and $15.9 million, respectively, a decrease of $3.9 million and $1.8 million compared to the same periods in 2003. The decrease is primarily due to the acquisition of a license to the University of Massachusetts’ rights in RNAi technology for $6.0 million in September 2003. Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, valued at $3.0 million, to its Medical School in exchange for the license. The purchase price was expensed as in-process research and development due to the uncertainty of both the technological feasibility and alternative future uses of the technology as of the acquisition date. The $6.0 million decrease was offset by increases in 2004 due to the scale up of our research and outside services costs as we progress in our preclinical activities for Sirna-027, our RNAi drug candidate targeting AMD.

General and Administrative

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
General and administrative
Personnel costs	$569	$532	$1,947	$2,197
Patent expense	704	356	1,653	745
Other	540	343	1,454	1,293

Total G&A expenses	$1,813	$1,231	$5,054	$4,235

G&A average staffing	13	11	11	12

General and administrative expenses for the three and nine months ended September 30, 2004 were $1.8 million and $5.1 million, respectively, an increase of $582,000 and $819,000 for the same periods in 2003. The increase in 2004 compared to 2003 is primarily due to increased activity in patent expense and related applications in RNAi technology. Until we can determine that the estimated recoverability of patent costs is sufficiently probable, we expense all legal costs directly incurred in connection with patent applications or patents. Increases in other costs for the three and nine month periods compared to 2003 are due to the scale-up of our business development efforts.

Interest Income, Expense and Other Expense

Interest income was $126,000 and $346,000 for the three and nine months ended September 30, 2004, respectively, compared to $101,000 and $312,000 for the same periods in 2003. The fluctuations are due to changes in average balances in our cash, cash equivalents and securities available-for-sale. Interest expense was $75,000 and $259,000 for the three and nine month periods ended September 30, 2004, respectively, compared to $105,000 and $313,000 during the same periods in 2003. The reduction in interest expense is a result of paying off a $1.0 million loan that we carried through a credit institution in February 2004.

Equity in Loss of Unconsolidated Affiliate - Medizyme

Equity in loss of unconsolidated affiliate was zero for the three and nine months ended September 30, 2004, compared to zero and $209,000 for the same periods in 2003. The losses recognized in 2003 were our share of Medizyme’s net losses. Medizyme was a joint venture with Elan Corporation which terminated in April 2003, thus accounting for the decrease in losses from equity in unconsolidated subsidiaries in 2004 compared to 2003. As of September 30, 2004, all material expenses incurred with Medizyme have been recognized.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $35.1 million at September 30, 2004 compared with $36.6 million at December 31, 2003. The $1.5 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $17.5 million received in net proceeds from the private placement of common stock; $17.3 million (net of $855,000 in revenues) used for operations; $555,000 used for investments in equipment, leasehold improvements and patents; and $1.2 million paid for debt obligations.

We invest our securities available-for-sale in interest bearing, investment-grade securities.

Accounts receivable at September 30, 2004 were $12,000 compared to $156,000 at December 31, 2003. Accounts receivable at September 30, 2004 were primarily due from Archemix under our manufacturing agreement.

Total additions for property, plant and equipment for the nine months ended September 30, 2004 were $339,000. In February 2004, we paid off a loan of $1.0 million that we carried through a credit institution. We anticipate future property, plant and equipment needs to be financed either through credit facilities, equity sales or revenues, all of which are yet to be determined.

Schering AG - At September 30, 2004, we had an outstanding convertible loan, including accrued interest, of $3.06 million from Schering AG. Accrued interest is paid on a quarterly basis. The $3.0 million principal is due in January 2005.

Going Concern - We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that, with the consummation of our private placements in April 2003 and May 2004, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements through 2005. We expect to incur substantial additional costs, including costs related to:

•	our research, drug discovery and development programs;

•	preclinical studies of our product candidates, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal fees; and

•	manufacturing and marketing of our products, if any.

We will continue to need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

Risk Factors

Risks Relating to our Business, Industry and Common Stock

We are a biotechnology company in the early stage of development and have only a limited operating history for you to review in evaluating our current business and its prospects.

Our focus is directed towards RNAi technology, which is in an early stage of development and will require substantial further testing before we can begin any clinical development of RNA-based therapeutic product candidates. There can be no assurance that our technologies will enable us to discover and develop therapeutic products.

All of our product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. Our RNAi-based drugs, which are the focus of our business, will require more than five years to bring to market, and may never reach the market. You must consider, based on our limited history, our ability to:

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

We have a history of losses, expect future losses, a continuing need to raise additional capital, and cannot assure you that we will ever become or remain profitable.

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under contract manufacturing of oligonucleotides, research and development agreements, and lines of credit. We will continue to need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. We do not know if additional funding will be available or available on acceptable terms when needed.

As of September 30, 2004, our accumulated deficit was approximately $244.3 million. We expect that the ability to use our net operating loss as a tax benefit will be significantly restricted in the future as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”).

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

We are involved in a re-examination proceeding involving one of our patents in the United States that relates to oligonucleotides. Additionally, we have filed documents in opposition to two RNAi-related patents granted to a potential competitor in Europe.

Additionally, we cannot be certain that the named inventors or assignees of subject matter claimed by our owned or licensed patents or patent applications were the first to invent or the first to file patent applications or are proper assignees for these inventions.

The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to in-license or litigate if an intellectual property dispute arises.

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

We are aware of a number of issued patents and patent applications that are owned by third parties and that purport to cover chemically modified oligonucleotides as well as their manufacture and use. We have investigated the breadth and validity of these patents to determine their impact upon the company’s programs in the field of RNAi. Based on our review of these patents and advice of outside patent counsel, we believe that our technology does not infringe any valid claims of such patents and that these patents are not likely to impede the advancement of the company’s programs. There can be no assurance, however, that third parties will not assert infringement claims against the company’s programs with respect to these patents or otherwise, or that any such assertions will not result in costly litigation or require the company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to us, if at all. Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

To develop, market or sell RNAi-based drugs, we may need to find partners for collaboration.

Engaging corporate partners and other third parties to help develop, manufacture and market our RNAi-based products may be a requirement of a successful business strategy. Our partnership with Lilly is focused on developing novel RNAi therapeutics in oncology. During the eighteen-month collaboration, the companies will jointly investigate Sirna’s proprietary modified small interfering RNAs against Lilly’s specific oncology targets. There can be no assurances that Lilly will extend the collaboration beyond the eighteen-month period or that we will be able to engage other partners.

Generally, if a partner were to terminate its funding of the development of a particular product candidate from our collaboration, we may not have the right or resources to continue development of that product candidate on our own. Similarly, if we are unable to attract partners for particular product candidates, then we may be unable to develop those candidates.

In addition, there are many aspects of our collaborations that have been and will continue to be outside of our control, including:

•	our ability to find and enter into agreements with appropriate collaborators for our RNAi-based product candidates;

•	the pace of development of our product candidates, including the achievement of performance milestones;

•	development by our collaborators of competing technologies or products;

•	exercise by our collaborators of marketing or manufacturing rights; and

•	the loss of our rights to products or the profits from our products if we are unable to fund our share of development costs.

We currently lack sales and marketing experience and may need to rely upon third parties to market our products which will result in a loss of control over the marketing process. These third parties, if engaged, may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, sales force recruitment and management and promotional activities. We may be unable to control the actions of these third parties. We may be unable to make or maintain arrangements with third parties to perform these activities on favorable terms.

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

As of September 30, 2004 the Investors in our April 2003 private placement collectively own approximately 68.2% (after giving effect to the exercise of their warrants issued in connection with the private placement, but prior to giving effect to exercise of any stock options) of our outstanding common stock. In addition, some of the Investors currently have the right to select four of seven members of our Board of Directors. In connection with the private placement transaction, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to affect these types of transactions, although they have not indicated any present intent to do so.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003 (File No. 000-27914).
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated: November 12, 2004	By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 12, 2004	By:	/s/ Martin Schmieg
Martin Schmieg
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003 (File No. 000-27914).
(3)	Filed herewith.
(4)	Furnished herewith.