Form 10-K
period 2004-12-31
SIRNA THERAPEUTICS INC
filed 2005-03-31
CIK 892112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 29, 2005, was approximately $53,010,306.

As of March 29, 2005, the registrant had 41,527,292 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement which will be filed on or before April 30, 2005 with the Securities and Exchange Commission in connection with Registrant’s annual meeting of stockholders to be held on or about May 11, 2005 in San Francisco, California is incorporated by reference into Part III (Items 10,11,12, 13 and 14) of this Report.

Explanatory Note

ITEM 1. BUSINESS

Forward-Looking Statements

Statements in this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. For example there is a very significant risk that promising pre-clinical or clinical results may not translate into an FDA-approved drug. In addition, patent applications may not result in issued patents, and issued patents may not be enforceable or could be invalidated. Furthermore, our ability to develop products and to operate as a going concern are contingent upon having readily available cash to fund our operating programs and are subject to the escalating expenses and risks associated with the initiation of clinical trials and their potential outcomes. Other risks and uncertainties include our early stage of development and short operating history, our history and expectation of losses and need to raise capital, our need to obtain clinical validation and regulatory approval for products, our need to obtain and protect intellectual property, risk of third-party patent infringement claims, our need to attract and retain qualified personnel, our need to engage collaborators, availability of materials for product manufacturing, the highly competitive nature of the pharmaceutical market, the limited trading volume and history of volatility of our common stock, our concentration of stock ownership, and risks from relocating our headquarters. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under “Risk Factors” included herein. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it is made.

An Overview of Our Company

Sirna Therapeutics, Inc., (“Sirna” or the “Company”), is focused on developing therapeutics based on RNA interference (RNAi). We are using our expertise to design, stabilize, manufacture and deliver short interfering nucleic acids (siRNAs) that activate selectively the process of RNA interference. We are in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), Huntington’s disease (HD), dermatology (initially permanent hair removal), asthma, chronic hepatitis, and diabetes. Sirna is also evaluating other disease targets and indications for the development of RNA interference-based therapeutics on our own and in collaboration with academic research institutions and commercial enterprises such as the Company’s ongoing collaboration in oncology with Eli Lilly and Company (Lilly). In addition, Sirna manufactures and sells oligonucleotides in order to generate revenue for the purpose of subsidizing our ongoing operations.

Since our inception as Ribozyme Pharmaceuticals, Inc. in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. In 2001 we began to study RNAi and in 2003, based on scientific advancements and the potential of the field, we directed our research and development activities entirely to RNAi technology. Concurrent with our redirection, we changed our name to Sirna Therapeutics, Inc. We believe siRNA-based drugs may present an entirely new platform of therapeutics in the future. Our expertise in nucleic acid technology enables us to be a leader in this very promising field.

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

To date, one of the major limitations of RNA interference has been the instability of unmodified siRNAs. Unmodified siRNAs generally break down rapidly in the body, thereby restricting the duration and magnitude of their potential therapeutic activity. Effective drugs need to be resistant to breaking down in the human body and cells to ensure a sustained therapeutic response. Over the past 10 years, Sirna has developed the chemical and pharmacological expertise and a portfolio of patents to support the design and synthesis of chemically modified siRNA derivatives that retain substantially all the properties required for recognizing their target but also have increased resistance to degradation. Our chemically modified and stabilized siRNAs are stable in human serum for several days in serum stability assays. This is in contrast to unmodified siRNAs, most of which have human serum stability of less than a few minutes. Chemical modification of siRNAs can improve their potency, pharmacological properties and duration of action. We have also shown that chemical modification of siRNAs can efficiently block double-stranded RNA-mediated interferon and immune response in vivo. Sirna has made stabilized siRNAs against a number of targets and successfully tested them in cell culture, and in some cases, with animal experiments showing reduced expression of specific genes without affecting expression of other genes. These targets cover the therapeutic fields of ophthalmologic, central nervous system, metabolic, inflammatory, renal, infectious, and oncology diseases and dermatological conditions, for which we have filed for patent protection of our siRNAs against these targets. We believe this provides us with a competitive advantage in developing RNA interference-based therapeutics.

Another limitation of any drug development is delivery to the desired site in the body and delivery of nucleic acid-based therapeutics is generally challenging. We are exploring a number of delivery possibilities, including local (directly to the target area), systemic (directly into the blood stream), and topical delivery (directly to the surface of the skin). With respect to local delivery, we have successfully administered chemically modified siRNAs into the eye and demonstrated efficacy in an animal model of age-related macular degeneration. To date, we have demonstrated in animal model systems that chemically stabilized siRNA molecules are present in the bloodstream after intravenous delivery for up to 4 days. We are working on improving the delivery of siRNA by various methods and to increase the tissue-specific delivery of these drugs in vivo. We have carried out experiments in animal model systems that demonstrate systemic efficacy of stabilized siRNA in endothelial cells and stabilized siRNA formulations in liver hepatocytes following a normal intravenous route of administration. In addition, we have successfully administered chemically modified siRNAs into the hair follicles and demonstrated efficacy in an animal model of hair removal via topical administration of siRNAs. In addition, we have recently entered into agreements with Targeted Genetics Corportion (Targeted) and Protiva Biotherapeutics, Inc., (Protiva) related to delivery methods for our product candidates. With Targeted we plan to develop siRNAs targeting Huntington’s disease gene using an adeno-associated virus (AAV) vector. Under the terms of the Protiva agreement, we received exclusive rights to Protiva’s SNALP (stable nucleic acid-lipid particles) delivery technology to develop and commercialize RNAi-based therapeutics against certain undisclosed targets.

RNA interference has potentially significant advantages over traditional drugs.

RNA interference-based therapeutics have potentially significant advantages over traditional approaches to treating diseases, including the following:

•	Broad Applicability. Diseases or conditions, for which an abnormal gene function can be identified as a cause or as an essential contributing factor are potentially treatable with RNA interference-based drugs.

•	Therapeutic Precision. Some of the side effects associated with traditional drugs may be reduced or avoided by using RNA interference-based drugs designed to inhibit expression of only disease associated and targeted genes and not interfere with other genes in the body.

•	Target RNA Destruction. Compared to most drugs that only temporarily prevent targeted protein function, RNA interference-based drugs are designed to destroy the target RNA and therefore stop the associated undesirable protein production required for disease progression.

We are seeking to develop a new class of drugs using siRNAs that address significant and unmet medical needs. Currently, we are in research, preclinical and clinical development with product candidates in the following areas:

Local Delivery (Directly to the target area)

•	Age-related Macular Degeneration (AMD). Our first program to advance into the clinic targets age-related macular degeneration (AMD). In November 2004, we initiated Phase 1 testing of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway.

•	Huntington’s Disease. Our second program in local delivery, which is in preclinical development, is focused on Huntington’s disease, a life-threatening brain disorder. We recently entered into collaboration with Targeted Genetics Corporation for the development of adeno-associated viral (AAV) vector delivery of siRNAs that target the Huntington’s disease gene. We are also collaborating with Dr. Beverly Davidson at the University of Iowa, who has published promising data in this area.

•	Asthma. We are also in the preclinical stages of developing a drug candidate for local delivery to treat asthma. We are working with Dr. Erwin Gelfand of the National Jewish Medical & Research Center to test siRNAs that target IL-4, IL-4 receptor, IL-13 and/or IL-13 receptor.

Systemic Delivery (Directly into the blood stream)

•	Type 2 Diabetes. We are in the preclinical stages of developing siRNA targeting the PTP-1B gene. Our researchers have demonstrated that up to 28% of an administered formulated siRNA dose gets into the liver, the main target in treating diabetes. By approaching Type 2 Diabetes early in the mechanistic cascade, we believe siRNAs will become the most important innovation in the treatment of this devastating and rapidly growing disease.

•	Chronic Hepatitis. We are in the preclinical stages of development of siRNAs that target the viral RNA to treat the Hepatitis C infection.

•	Oncology. In February 2004, we initiated a collaboration with Lilly to apply our RNAi technology against Lilly’s proprietary models in oncology. To date, the collaboration has demonstrated target mRNA knockdown in vitro in human and mouse cell lines. Demonstration of in vivo target knockdown is currently in progress.

Topical Delivery (Directly to the surface of the skin)

•	Hair Removal. In December 2004, we launched a dermatology division following the acquisition of Skinetics Biosciences. Skinetics founder, and a leader in the field of hair biology, Dr. Angela Christiano of Columbia University, is now an exclusive consultant to the Company. Our first dermatology program is focused on the permanent removal of unwanted hair. We are in the preclinical stages of developing siRNA targeting the “hairless” protein.

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

Interferon Response. It has been observed that long double-stranded RNA (dsRNA) molecules generally induce interferon response. We have successfully produced chemically modified siRNAs that can block the induction of interferon and immune response.

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

Delivery. Successful development of any drug requires that the drug be delivered to the desired site in the body, and delivery of nucleic acid-based therapeutics is generally challenging. We are exploring a number of delivery possibilities, including local (directly to the target area), systemic (directly into the blood stream), and topical delivery (directly to the surface of the skin). To date, we have demonstrated in animal model systems that chemically stabilized siRNA molecules are present in the bloodstream after intravenous delivery. We believe that some chemically stabilized siRNAs can be delivered via a single subcutaneous injection to patients and result in the extended presence of siRNAs in the patient’s blood. We are working on improving the delivery of siRNAs by various methods, to increase the tissue-specific delivery of these drugs in vivo. We have carried out experiments in animal model systems that demonstrate systemic efficacy of stabilized siRNA in endothelial cells and stabilized siRNA formulations in liver hepatocytes following a normal intravenous route of administration.

Safety. To date we have not assessed the safety of our chemically stabilized siRNA drugs in human beings. However, in 2004 we conducted initial safety studies which evaluated the tolerability of intraocular administration of Sirna-027, our lead candidate to target the VEGF pathway. This chemically stabilized siRNA is currently being developed for the treatment of age-related macular degeneration (AMD). Intraocular doses of Sirna-027 were identified in animal studies which were well tolerated and provided ample margins of safety for the initiation of a Phase 1 clinical trial. The safety and tolerability of intraocular administration of Sirna-027 in humans is currently being evaluated in that Phase 1 trial. The tolerability of systemically administered siRNA formulated in a liposome has also been evaluated after single intravenous doses in mice and monkeys. Similar to the findings with Sirna-027, doses have been identified which would permit further development of this type of formulated, chemically stabilized siRNA.

Effectiveness. We have demonstrated through internal research that RNA interference can reduce the amount of target mRNA and the corresponding level of protein produced in cell culture and animal models. Additionally, our siRNAs targeted against the VEGF pathway inhibit the development of new blood vessels in ocular animal models and inhibit tumor growth in cancer animal models. In addition, we have shown the effectiveness of our anti-viral siRNAs in decreasing hepatitis C (HCV) and hepatitis B (HBV) viral replication in cell culture models and that our siRNAs targeted against HBV inhibit the viral replication in animal models. In collaboration with academic collaborators, we have demonstrated in several animal models that our siRNAs can efficiently inhibit target gene expression in vivo.

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

Our Business Strategy

Our strategy is to use our considerable expertise, know-how and intellectual property to create shareholder value:

•	We intend to independently develop stabilized siRNA molecules for therapeutic applications in several disease areas and dermatological conditions.

•	We will pursue partnerships with other pharmaceutical or biotechnology companies to develop RNA interference-based therapeutics.

•	We will seek to maintain and expand our patent portfolio and proprietary technology. We own, or have exclusive licenses to use, over 41 issued patents that provide coverage to RNA interference technology. Additionally, we have filed over 250 patent applications worldwide covering various aspects of the RNA interference and siRNAs. We will continue to aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of RNA interference-based therapeutics.

•	We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing. We believe that we have established one of the leading nucleic acid chemistry groups that can provide medicinal chemistry, process development and manufacturing to others in need of this expertise. We believe that we will be able to capitalize on our continuing investment in nucleic acid technology by entering into licensing, process development and pilot manufacturing arrangements with collaborators to generate revenues, while retaining this capability for our own drug development.

Our Product Development Process

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

The ubiquitous nature of RNA interference provides for development programs that can be delivered through local, systemic and topical administration.

Local Delivery Programs (Age-Related Macular Degeneration, Huntington’s disease, Asthma)

Age-Related Macular Degeneration

Age-related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. The “wet” form of AMD accounts for 10 to 15% of all AMD cases and is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD with 200,000 new cases per year that require treatment. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina called neovascularization. To date, we demonstrated that we can inhibit the formation of new blood vessels in cell culture and several animal model systems of ocular neovascularization using our stabilized siRNAs targeting genes in the vascular endothelial growth factor (VEGF) pathway.

Current approved therapies for wet AMD include laser photocoagulation, Visudyne® (QLT/Novartis) and Macugen® (Eyetech/Pfizer) a new therapy approved by the Food and Drug Adminstration (FDA) in December 2004. In 2004, Visudyne had global sales of $448 million and in 2005, annual sales for Macugen are expected to be in the range of $125 to $140 million. Also, there are a number of other product candidates in preclinical and clinical trials that target wet AMD, including Lucentis® (Genentech/Novartis) which is a customized fragment of an anti-VEGF antibody drug currently in Phase 3 clinical trials, results of which are expected in the second half of 2005. There are also other companies using RNAi technology to develop drugs targeting wet AMD. Acuity Pharmaceuticals, an RNAi technology company, began Phase 1 clinical trials in 2004 to evaluate their wet AMD drug Cand5®. In addition, Alnylam Pharmaceuticals, Inc, a biopharmaceutical company focusing their research in RNAi technology, have announced their intention to start Phase 1 clinical trials in the second half of 2005 with a wet AMD drug candidate targeting VEGF.

In November 2004, we initiated Phase 1 testing of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated VEGF pathway. To date, we have completed the first of five cohorts of patients in the planned dose escalation study that is being conducted at four centers in the United States: John’s Hopkins University, the Cleveland Clinic, the combined Harvard – Massachusetts Eye and Ear Infirmary, and UCLA. Under the supervision of Dr. Peter Campochiaro, clinical and laboratory data from all four sites are being compiled and reviewed at the Wilmer Ophthalmologic Institute of John’s Hopkins University. The Phase 1 clinical trial is primarily designed to test safety and tolerability of Sirna-027; however, we hope to be able to detect the biological activity of our compound. We expect to announce results of the Phase 1 study by the end of 2005.

Huntington’s Disease

Huntington’s disease (HD) is a devastating, degenerative brain disorder for which there is, at present, no effective treatment or cure. According to the National Institute of Neurological Disorders and Stroke, 30,000 people in the United States alone have HD, and at least another 200,000 are at risk for developing the disease. HD accounts for $2 billion in patient costs annually in the U.S. HD results from genetically programmed degeneration of neurons in certain areas of the brain. This degeneration causes uncontrolled movements, loss of intellectual faculties, and emotional disturbance.

HD typically begins in mid-life, between the ages of 30 and 45, though onset may occur as early as the age of 2. Children who develop the juvenile form of the disease rarely live to adulthood. Early symptoms of HD may affect cognitive ability or mobility and include depression, mood swings, forgetfulness, clumsiness, involuntary twitching and lack of co-ordination. As the disease progresses, concentration and short-term memory diminish and involuntary movements of the head, trunk and limbs increase. Walking, speaking and swallowing abilities deteriorate. Eventually the person is unable to care for him or herself. Death follows from complications such as choking, infection or heart failure.

In June 2004, we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation for intellectual property relating to RNAi technology covering siRNA for targeting neurological disease indications, including HD and Alzheimer’s disease. Our scientific advisor and collaborator, Dr. Beverly Davidson at the University of Iowa, has published data demonstrating that the delivery of siRNA using an adeno-associated viral (AAV) vector efficiently inhibited gene expression in an animal model of spinocerebellar ataxia 1 (SCA1), a member of a class of inherited human neurodegenerative diseases that includes HD (Nature Medicine 10:816-820 [2004]). In January 2005, we entered into a collaboration with Targeted Genetics Corporation, a gene-based therapeutic company, for the development of AAV vector delivery of siRNAs that target the expression of Huntington’s protein, which in its mutant form causes the disease. We are also collaborating with the Huntington’s Disease Society of America.

Asthma

Asthma is a chronic respiratory disease which currently affects 15 million people in the U.S. Asthma is the leading cause of childhood hospital admissions as well as absenteeism from work, and is the cause of approximately 5,000 deaths per year. Despite extensive progress in the understanding of the etiology and treatment of asthma, the prevalence of asthma has been steadily increasing for the past 20 years. Although there are many pharmaceutical treatments that manage asthma symptoms, there are no drugs that effectively modulate the progression of the disease. The U.S. market for asthma therapies in 2003 totaled $13.3 billion.

We are developing a drug candidate for local delivery to treat asthma. Clinical data has demonstrated a critical role for cytokines generated by Th2 lymphocytes in the pathogenesis of asthma. Certain key cytokines orchestrate airway inflammation which underlies airway hyperresponsiveness, while others regulate the production of immunoglobulin E (IgE) in allergic asthmatics. Knocking out these cytokines by systemic or local (aerosol) delivery to the respiratory tract may be a benefit in treating the disease. We are working with Dr. Erwin Gelfand of the National Jewish Medical & Research Center to test siRNAs that target Th2 cytokines (e.g., IL-4, IL-13 and their receptors), which play a critical role in inflammation and bronchconstriction in the airways. In collaboration with Dr. Erwin Gelfand we have shown a statistically significant reduction of airway hyperresponsiveness (66%) in an RNAi treatment group.

Systemic Delivery Programs (Diabetes, Chronic Hepatitis and Oncology)

Diabetes

Type 2 diabetes is the most common form of diabetes. In Type 2 diabetes, either the body does not produce enough insulin or the cells ignore the insulin. Insulin is necessary for the body to be able to use sugar. Sugar is the basic fuel for the cells in the body, and insulin takes the sugar from the blood into the cells. When glucose builds up in the blood instead of going into cells, it can cause metabolic problems that lead to heart disease (cardiovascular disease), blindness (retinopathy), nerve damage (neuropathy), and kidney damage.

We are currently in preclinical studies to systemically deliver siRNAs directed at PTP-1B (phosphatase 1B), a target in diabetes that is associated with insulin resistance. As an intracellular cytoplasmic protein, PTP-1B has been a difficult-to-reach target for small molecule drugs and biologics. The catalytic pocket of the enzyme is large, which has made it difficult to synthesize a small chemical inhibitor. Further, due to its large family of congeners, specificity is difficult to obtain by small molecules. These developmental challenges make PTP-1B a suitable target for an RNAi approach.

Our pharmacokinetic studies have shown that 28% of an administered formulated siRNA dose gets into the liver. The technology pioneered in this work to efficiently deliver systemically administered stabilized siRNAs to the liver now enables us to address liver associated disease indications such as diabetes, obesity and hepatitis. By approaching Type 2 diabetes early in the mechanistic cascade, we believe siRNAs will become an important innovation in the treatment of this devastating and rapidly growing disease.

Chronic Hepatitis

There are approximately 3.9 million individuals infected with chronic hepatitis in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, hepatitis C virus (HCV) infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. It is one of the most common blood-borne infections in the United States and has been identified as a “silent epidemic” and “a daunting challenge to public health” by the United States Congress. Current therapies for HCV, that include various interferons combined with Ribavarin® (Hoffmann-La Roche), are effective in approximately 50% of patients and have significant side effects.

There are no validated in vivo models to study therapies for HCV, therefore, we have used surrogate models using the hepatitis B virus (HBV). Intravenous (IV) dosing at 3 mg/kg of our formulated and stabilized siRNAs targeting HBV RNA resulted in a greater than 1 log reduction in viral titers for at least 7 days in a mouse model of HBV replication. Pharmacokinetic studies have shown that 28% of an administered formulated siRNA dose gets into the liver. We are in the preclinical stage of development of siRNAs that target the HCV viral RNA to treat HCV infection.

Oncology

In January 2004, we entered into an eighteen month collaboration with Lilly to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. The goal of the collaboration is to establish a proof of concept that could lead to the development of novel RNAi therapeutics for oncology. To date, the collaboration has demonstrated target mRNA knockdown in vitro in human and mouse cell lines. Demonstration of in vivo target knockdown is currently in progress. Lilly received a non-exclusive research license to our technologies for oncology during the term of the collaboration.

Topical Delivery Program (Dermatology)

Dermatology

In December 2004, we launched our dermatology division following the acquisition of Skinetics Biosciences, Inc. (Skinetics). Pursuant to the acquisition, Skinetics founder, Dr. Angela Christiano of Columbia University, a leading researcher in the area of hair biology, became an exclusive consultant to the Company which led to our first dermatology program focused on the removal of unwanted hair. The removal of unwanted hair accounts for an estimated $4 billion dollar market in the U.S. (including shaving). We are in the preclinical stages of developing an siRNA targeting the “hairless” protein, so-called because people who have a nonfunctional version of this protein do not grow any hair. We believe that infrequent treatments with an siRNA targeting the “hairless” protein could achieve results comparable to those seen in laser hair removal with less inconvenience and discomfort to the patient. In collaboration with Dr. Christiano, we have demonstrated that topical application of siRNA in mice directed against the “hairless” gene can result in compromised hair follicle integrity consistent with the “hairless” phenotype resulting in permanent hair removal.

Our Patents and Proprietary Technology

Obtaining patent protection as well as protecting patent rights and other proprietary rights is crucial to our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations in the design, synthesis, and purification of nucleic acid molecules, such as RNA and in nucleic acid chemistry. We also rely on licensing opportunities to develop and maintain our competitive position. It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that we believe are important in the development of our business.

We have in-licensed patents from third parties, such as academic institutions, and we have filed patents on our own internal research. Altogether, we have 41 issued patents in the US and abroad and 250 pending patent applications.

In-Licensed Patents

As part of our overall intellectual property strategy, we selectively enter into agreements with third parties, such as academic institutions, either to license pre-existing technology or to support the development of new products, technologies and business opportunities.

University of Massachusetts

In September 2003, we announced our worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to RNA interference technology covering

siRNA. The license covers the RNAi technology patent application filed by Tuschl et al., International PCT Publication No. WO 01/75164, which was jointly developed and is co-owned by the University of Massachusetts Medical School, Max-Planck Institute, Whitehead Institute and the Massachusetts Institute of Technology. The subject matter of this intellectual property includes the demonstration that short pieces of RNA, or siRNAs, could be engineered to inhibit gene expression in mammalian cells. The license grants us rights to the undivided interest of the Medical School in the Tuschl et al. pending intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, valued at $3.0 million at the time of signing, to the Medical School in exchange for the license. The Medical School will receive additional cash and common stock from us following the achievement of certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School would also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues we may generate from the direct sublicensing of this patent.

Carnegie Institution of Washington

In September 2003, we obtained a non-exclusive license to the early RNAi patents filed jointly by Carnegie Institution of Washington and the Medical School (Carnegie Patent). The Carnegie Patent that has issued in the United States is based on the work of Drs. Andrew Fire and Craig Mello governing genetic inhibition of genes by double-stranded RNA via RNAi.

University of Iowa

In June 2004, we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) for intellectual property relating to technology covering siRNA for targeting neurological disease indications, including Huntington’s disease and Alzheimer’s Disease. This UIRF patent application is based on the pioneering work of Dr. Beverly Davidson at the University of Iowa. Under the terms of the license agreement, UIRF received an up-front license fee and will receive additional cash from us following the achievement of other certain milestones, including initiation of clinical trials for product candidates covered under the license. UIRF may also receive royalties on commercial product sales covered by the licensed patents.

Columbia University

In December 2004, related to the Skinetics acquisition, we entered into a worldwide exclusive license agreement with Columbia University for pending intellectual property relating to genes involved in the hair growth pathway. This license includes rights to siRNAs targeting the “hairless gene” that can be used to inhibit hair growth.

Under the terms of the license agreement, we issued 303,951shares of our common stock, valued at $1.0 million, to Columbia in exchange for the license. Columbia will receive additional cash from us following the achievement of other certain milestones, including initiation of clinical trials for product candidates covered under the license. Columbia would receive royalties on commercial product sales covered by the licensed patents.

Company Owned Patents

Our internal scientific work has resulted in 41 issued patents and over 250 patent applications. These patents include: 10 patent applications for siRNAs and micro-RNAs; one patent granted and 10 patent applications for “No-Ribo” siNAs; 5 patent applications for multifunctional siRNAs; 23 issued patents and over 70 patent applications for oligonucleotide chemistry and delivery; 15 issued patents and 25 patent applications for oligonucleotide manufacturing; and, one granted and over 135 patents pending for fully enabled siRNAs against specific gene targets.

In February 2005, we received notice of grant for two patents in the United Kingdom (UK) Patent Office on our fundamental RNA interference (RNAi) technology:

•	RNA Interference Mediated Inhibition of Gene Expression Using Chemically Modified Synthetic Short Interfering Nucleic Acid (siNA) (UK Patent No. 2397818) covers the chemical and structural modifications of short interfering RNAs (siRNAs) required for the creation of viable siRNA-based therapeutics. The chemical modifications covered in the patent are important for the stability, potency and duration of action of siRNA therapeutics as unmodified siRNAs degrade rapidly in vivo. It is the first patent granted in any major country that covers chemically stabilized siRNAs and is important as it may exclude anyone in the UK from developing, manufacturing and/or commercializing therapeutically useful chemically modified siRNAs.

•	RNA Interference Mediated Inhibition of Vascular Endothelial Growth Factor and Vascular Endothelial Growth Factor Receptor Gene Expression Using Short Interfering RNA (UK Patent No. 2396864) covers chemically modified siRNAs targeting a receptor of VEGF. The claims of this patent are not limited to any specific siRNA sequence but broadly cover any siRNA used against the entire targeted gene. It is the first in a series of over 100 patents filed worldwide by us for coverage of siRNAs targeting disease causing genes and viruses. This is the first patent issued covering claims for an siRNA used against a drug target.

In addition, we have filed patent applications for over 100 important mammalian disease targets including: alpha-synuclein (Parkinson’s disease), HBV (hepatitis B), HCV (hepatitis C), HD (Huntington’s disease), HIV (human immunodeficiency virus), HR (hairless gene), IL-4, IL-13, IL-4 Receptors, IL-13 Receptors (asthma, respiratory diseases), NOGO & NOGO Receptors (spinal cord injury), PTP-1B (diabetes, obesity), VEGF (angiogenesis, AMD, diabetic retinopathy, cancer, kidney disease).

We have filed opposition documents against two European patents granted to competitors that are related to RNA interference. Additionally, we have filed opposition documents against an RNA interference-related Australian patent granted to a competitor. We are also involved in a re-examination proceeding involving one of our patents in the United States. We may not yet have identified all United States and foreign patents that pose a risk of infringement to our business operations. There can be no guarantee that we will prevail in any opposition or re-examination or other legal proceedings.

Our Collaborations

Eli Lilly and Company

In January 2004, we initiated a collaboration with Lilly to apply our RNAi technology against Lilly’s proprietary models in oncology. Under the terms of the eighteen month collaboration, Lilly is providing oncology targets, preclinical in vivo models and research funding. We are providing the RNAi expertise and a non-exclusive research license for our oncology technologies during the term of the collaboration. The goal is to establish a proof of concept that could lead to the development of novel RNAi therapies for oncology. To date, the collaboration has demonstrated target mRNA knockdown in vitro in human and mouse cell lines. Demonstration of in vivo target knockdown is currently in progress. Under the terms of the agreement with Lilly, we may receive $1.8 million in August 2005 upon the completion of certain milestones.

Targeted Genetics

In January 2005, we entered into a collaboration with Targeted Genetics Corporation to develop siRNAs targeting Huntington’s disease gene using an adeno-associated virus (AAV) vector. Under the terms of the collaboration, Sirna and Targeted Genetics will share the costs and revenues associated with research and development of AAV-based siRNA product for the treatment of Huntington’s disease. Jeremy Curnock Cook, a member of our Board of Directors and audit committee, is the Chairperson of the board of directors of Targeted Genetics. Mr. Cook assisted in the negotiations, but removed himself from the approval processes on both boards.

Protiva

In February 2005, we entered into a Strategic Alliance Agreement with Protiva Biotherapeutics Inc. (Protiva) for delivery technology applicable to RNAi products. The alliance will expand our delivery capability with respect to a limited number of targets and provide Protiva with access to our RNAi technology against a limited number of other targets. Under the terms of the agreement, we received exclusive rights to Protiva’s SNALP (stable nucleic acid-lipid particles) delivery technology to develop and commercialize RNAi-based therapeutics against certain undisclosed targets. Pursuant to the agreement, Protiva will collaborate with us in the production of the delivery formulations against our targets. In return, Protiva was granted exclusive rights to our RNAi technology, including access to patents, for the development of RNAi-based therapeutics against certain undisclosed targets. Additionally, we will manufacture the RNAi components used by Protiva and provide technical assistance to Protiva in the preparation and evaluation of the RNAi components against Protiva’s targets. Each company will pay the other party royalties on product sales using such other party’s licensed technology. Pursuant to the alliance agreement, Protiva received 155,763 shares of our common stock (subsequently converted to cash) and cash (subject to the release from escrow pursuant to the terms of the agreement).

Our Process Development and Pilot Manufacturing Activities

Archemix Corporation

In May 2001, we entered into a collaborative agreement with Archemix Corporation (Archemix), a privately held company. One of Archemix’s technologies, RiboReporters™, incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of the agreement with Archemix, we granted certain licenses and sublicenses to its intellectual property covering the allosteric ribozyme technology. We also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. In exchange for the licenses, we received an equity position in Archemix. On a fully diluted basis, we currently own approximately 1.6% of the outstanding stock of Archemix.

In addition, in July 2004, we entered into an exclusive four-year process development, analytical development and manufacturing alliance for all of Archemix’s cGMP aptamers through Phase 2a clinical development. As part of this agreement, we also granted Archemix a worldwide, perpetual, non-exclusive license to its intellectual property for the manufacture and commercialization of aptamers. In addition to payments for the manufacture of aptamers, we will receive certain downstream consideration for the license granted to Archemix. This agreement follows an October 2003 agreement between our companies that also provided for us to manufacture cGMP grade of Archemix’s anti-thrombin aptamer, ARC183, for preclinical, Phase 1 and Phase 2a studies.

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

We are aware that a number of companies are pursuing research and development programs relating to the emerging area of RNA interference. A number of these companies have filed patent applications in the area of RNA interference. It is difficult to predict whether any of these companies will be successful in obtaining patent protection, whether the patent protection sought will address important aspects of the technology and, to what extent these companies will be successful in their RNA interference efforts.

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

Government Regulation of our Drug Development Activities

The development, manufacture and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products undergo rigorous preclinical and clinical testing and other approval requirements by the Food and Drug Administration (FDA) in the United States under the federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries.

Before we may begin testing agents with potential therapeutic value in healthy human test subjects or patients, stringent government requirements for preclinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an Investigational New Drug (IND) application or its equivalent in countries outside the United States where clinical studies are to be conducted. Preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

Clinical trials are typically conducted in three sequential phases, although these phases may overlap. In Phase 1, which frequently begins with initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase 2 typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase 3 trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application.

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

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resources Conservation and Recovery Act and other present and potential future federal, state and local regulations. Completing the multitude of steps necessary before marketing can begin requires the expenditure of considerable resources and a lengthy period of time. Delay or failure in obtaining the required approvals, clearances or permits by us, our corporate partners or our licensees would have a material adverse affect on our ability to generate sales or royalty revenue. The impact of new or changed laws or regulations cannot be predicted.

Our Manufacturing and Marketing

To support our research, preclinical and clinical trial manufacturing requirements, we constructed (in our leased buildings) manufacturing facilities that we believe comply with applicable regulatory requirements. We have also established operational quality assurance and quality control procedures. We believe that our existing facilities and capability will be satisfactory for production of siRNAs needed for clinical trials up to Phase 3.

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

Our Employees

As of December 31, 2004, we had 77 full-time employees, including a technical scientific and support staff of 62 and the balance in general administration. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. In April 2005, we will move our headquarters from Boulder, Colorado to San Francisco, California. While the move could significantly affect employee relations, we believe our employee relations are good.

Risk Factors

Risks Relating to our Business, Industry and Common Stock

We are a biotechnology company in the early stage of development and have only a limited operating history for you to review in evaluating our current business and its prospects.

Our focus is directed towards RNAi technology, which is in an early stage of pre-clinical and clinical development and will require substantial further testing. There can be no assurance that our technologies will enable us to discover and develop therapeutic products.

All of our product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. Our RNAi-based drugs, which are the focus of our business, may require more than five years to bring to market, and may never reach the market. You must consider, based on our limited history, our ability to:

•	obtain the human and financial resources necessary to develop, test, manufacture and market products;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our products;

•	satisfy the requirements of clinical trial protocols, including patient enrollment;

•	establish and demonstrate the clinical efficacy and safety of our products;

•	obtain necessary regulatory approvals; and

•	market our products to achieve acceptance and use by the medical community in general.

We have a history of losses, expect future losses, a continuing need to raise additional capital, and cannot assure you that we will ever become or remain profitable.

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded our activities primarily from sales of our stock, revenues we receive under contract manufacturing of oligonucleotides, research and development agreements, and lines of credit. We will continue to need to raise additional capital through any or all of the following: public or private financing, new collaborative relationships, merger or acquisition, new credit facilities and/or other sources. We will dilute our current stockholders’ ownership if we raise funds through the sale of equity securities. We do not know if additional funding will be available or available on acceptable terms when needed.

As of December 31, 2004, our accumulated deficit was approximately $253.2 million. We expect that the ability to use our net operating loss as a tax benefit have been significantly restricted as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”).

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

We may experience negative results, problems or delays in our clinical trials with Sirna-027, or subsequent clinical trials, that could adversely affect our stock price, financial position and our commercial prospects.

We are required to do extensive testing in animal models with our product candidates before we can be approved by the FDA to initiate clinical trials in humans. We cannot be sure that our drugs will be safely tolerated by humans or be efficacious. Therefore, as our clinical trials progress we will closely monitor results for both safety and efficacy. Results from our early stage clinical trials are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including: changes in regulatory policy during the period of product development; delays in obtaining regulatory approvals to commence a study; lack of efficacy during clinical trials; or unforeseen safety issues. Problems with our clinical trials may result in a decline in our stock price, failure to raise capital when needed and would harm our business, financial condition and results of operations.

There is inherent uncertainty in administrative proceedings and litigation relating to our patents that could cause us to incur substantial costs and delays in obtaining and enforcing our patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved or the loss of ability to pursue business opportunity. We may also decide to oppose or challenge third party patents.

We have filed patent applications on various aspects of RNAi technology, a majority of which have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope sufficient to prevent competing products. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. We have received issuance of patents covering various aspects of basic RNA and other oligonucleotide technology, and we have filed patent applications for other technology improvements and modifications that have not yet been approved.

We are involved in a re-examination proceeding involving one of our patents in the United States that relates to oligonucleotides. Additionally, we have filed documents in opposition to two RNAi-related European patents granted to potential competitors. Also, we have filed opposition documents against an RNA interference-related Australian patent granted to a competitor.

Additionally, we cannot be certain that the patents and patent applications that we own or have licensed represent named inventors or assignees who were the first to invent or the first to file patent applications, or that those persons are proper assignees for these inventions.

The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to in-license or litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming and unpredictable. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action, or are unable to have infringed patents declared invalid, we may:

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

We are aware of a number of issued patents and patent applications that are owned by third parties and that purport to cover chemically modified oligonucleotides as well as their manufacture and use. We have investigated the breadth and validity of these patents to determine their impact upon the company’s programs in the field of RNAi. Based on our review of these patents and, in some instances, the advice of outside patent counsel, we believe that our technology does not infringe any valid claims of such patents and that these patents are not likely to impede the advancement of the company’s programs. There can be no assurance, however, that third parties will not assert infringement claims against the company’s programs with respect to these patents or otherwise, or that any such assertions will not result in costly litigation or require the company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to us, if at all. Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

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

Our success depends on attracting and retaining qualified personnel.

We are highly dependant on qualified personnel in highly specialized technological fields. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies,

universities, public and private research institutions, government entities and other organizations. We also rely on consultants, collaborators and advisors to assist us in formulating and conducting our research. All of our consultants, collaborators and advisors are employed by other employers or are self-employed and may have commitments to or consulting contracts with other entities that may limit their ability to contribute to our company.

To develop, market or sell RNAi-based drugs, we may need to find partners for collaboration.

Engaging corporate partners and other third parties to help develop, manufacture and market our RNAi-based products may be a requirement of a successful business strategy. Our partnership with Lilly is focused on developing novel RNAi therapeutics in oncology. During the eighteen-month collaboration that began in January 2004, the companies will jointly investigate Sirna’s proprietary modified small interfering RNAs against Lilly’s specific oncology targets. There can be no assurances that Lilly will extend the collaboration beyond the eighteen-month period when it concludes in July 2005 or that we will be able to engage other partners.

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

Our competitors may develop and market drugs that are more effective, safer, easier to use, or less expensive than our product candidates.

The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing. Several significant competitors are working on, or already marketing drugs, for the same indications as Sirna-027, diabetes, chronic hepatitis, Huntington’s disease, oncology and asthma. It is possible that our competitors will develop and market products that are more effective, safer, easier to use, or less expensive, than our future products, or will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

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

You may be unable to sell securities you purchase from us at the time or price desired. The market price of our common stock has fluctuated dramatically in recent years. The trading price of our common stock may continue to fluctuate substantially due to:

•	our ability to raise additional funds

•	clinical trials of products;

•	timing or denial by the FDA of clinical trial protocols or marketing applications;

•	changes in the status of our corporate collaborative agreements;

•	research activities, technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	quarterly variations in our operating results;

•	changes in earnings estimates by market research analysts;

•	concentrated ownership interest of our Investors;

•	purchases or sales of our stock by our executive officers, directors or substantial holders of our common stock;

•	securities class actions or other litigation; and

•	changes in government regulations.

These fluctuations are not necessarily related to our operating performance. Additionally, future sales of our equity securities may dilute our shareholders or cause our stock price to fluctuate. As a result, the value of your shares could vary significantly from time to time. The historical trading volume of our common stock has been limited.

A small number of investors can control the company.

As of December 31, 2004 the Investors in our April 2003 private placement collectively own approximately [68.7%] (after giving effect to the exercise of their warrants issued in connection with the private placement and the warrant restructuring, but prior to giving effect to exercise of any stock options) of our outstanding common stock. Three of six members of our Board of Directors are affiliated with our three largest Investors and comprise majorities of the audit committee, nominations and corporate governance committee, and compensation committee. If they were to act in concert, they could control the votes of the Board of Directors and each of these committees, although they have not indicated any present intent to do so. Also, in connection with the private placement transaction, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to affect these types of transactions, although they have not indicated any present intent to do so.

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

We are moving our headquarters from Colorado to California, and this move could reduce employee retention and efficiency and could add to our expenses.

In April 2005, we will move our headquarters from Boulder, Colorado to San Francisco, CA. For a period of at least two years and for potentially up to several years, management will be based in San Francisco while research, development, and our other operations continue to be based in Boulder. This could impair management’s ability to supervise employees and operations and could reduce employee retention, morale, or efficiency or impair our focus. While we believe that our moving to the Bay area will facilitate recruiting top talent to Sirna, some of our employees who may be required to relocate, may be unwilling or unable to relocate and we could lose talented personnel that are hard to replace. The cost of living in the San Francisco Bay area is substantially higher than in Boulder, Colorado, which could make retention of existing employees and recruiting of new employees more difficult.

We anticipate that the move will result initially in cost savings to Sirna because of lease restructuring and tax incentives. However, it is possible that costs of additional facilities in California will be significantly higher than we estimate. The move could potentially add significantly to our real estate, payroll and other expenses.

Available Information

Our principal Internet address is www.sirna.com. We make available free of charge on www.sirna.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

We lease approximately 4,350 square feet of office space in San Francisco, California under an operating lease that expires in March 2007. In addition, we lease approximately 57,000 square feet of laboratory, manufacturing and office space in two adjacent buildings in Boulder, Colorado, under operating leases that will expire in October 2007 and June 2007, respectively. We are presently attempting to sublease approximately 20,000 square feet of laboratory and office space in Boulder, Colorado to reduce operating expenses related to excess capacity. Our current and planned facilities are sufficient to meet our needs for the foreseeable future.

We anticipate that the move will result in cost savings to Sirna because of lease restructuring and tax incentives. However, it is possible that costs of additional facilities in California will be significantly higher than we estimate. The move could potentially add significantly to our real estate, payroll and other expenses.

ITEM 3. LEGAL PROCEEDINGS

We do not have any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows (all ages are as of March 29, 2005):

Name	Age	Position
Howard W. Robin	52	Chief Executive Officer, President and Director

Nassim Usman, Ph.D.	45	Chief Operating Officer and Senior Vice President

Martin E. Schmieg	43	Chief Financial Officer and Senior Vice President

Roberto Guerciolini, M.D.	50	Chief Medical Officer and Senior Vice President

Barry Polisky, Ph.D.	59	Chief Scientific Officer and Senior Vice President

Bharat M. Chowrira, Ph.D., J.D.	39	Chief Patent Counsel, Vice President, Legal Affairs, and Corporate Secretary

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

Nassim Usman, Ph.D., served as Chief Operating Officer and Senior Vice President since December 2003. Prior to December 2003 he served as Chief Scientific Officer since February 2002, and as Vice President of Research and Development since August 2000. From December 1999 to July 2000, Dr. Usman served as Senior Vice President of Research. From May 1996 to December 1999, Dr. Usman served as Vice President of Research. From April 1994 until May 1996, Dr. Usman served as Director of Chemistry and Biochemistry Research and from September 1992 until April 1994 Dr. Usman served as Senior Scientist in Chemistry and Biochemistry. From January 1987 to September 1992, Dr. Usman was a Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology. Dr. Usman received his Ph.D. in chemistry from McGill University. Dr. Usman left the Company in March 2005. He will receive certain severance payments in accordance with the terms and conditions of the Employment Agreement between the Company and Dr. Usman dated February 11, 2003.

Martin E. Schmieg has served as Chief Financial Officer and Senior Vice President since September 2004. Prior to joining Sirna Therapeutics, Mr. Schmieg was Senior Vice President and CFO of Advanced Bionics Corporation. Mr. Schmieg has also held senior management positions with Cytometrics, Inc., a development-stage medical device company, and MSMTC, Inc., a health care technology consulting company. Early in his career, Mr. Schmieg served in various accounting and financial management positions with E.M. Diagnostics Systems, Inc., a subsidiary of E. Merck, Darmstadt, Germany, and Boekel Scientific Company. Mr. Schmieg has also practiced as a CPA with Zelenkofski, Alexrod & Co., Ltd., Philadelphia, PA. Mr. Schmieg announced his resignation from the Company in March 2005.

Roberto Guerciolini, MD., has served as Chief Medical Officer and Senior Vice Presidentsince April 2004. Prior to joining Sirna Therapeutics, Dr. Guerciolini served as the Senior Director of Clinical Pharmacology and Experimental Medicine at Millennium Pharmaceuticals, where he was responsible for overseeing the conduct of early-stage clinical trials in the areas of inflammation and metabolic diseases. He also contributed significantly towards the successful filing of the NDA for VELCADE(R), a treatment for multiple myeloma. Prior to this, he served as Director, Medical Research at Roche Global Development and Director, Clinical Pharmacodynamics/International Clinical Research at Hoffmann-La Roche, with responsibilities for Phase I clinical studies in a number of therapeutic areas. He also played an important role in the filing and registration of XENICAL(R) in the U.S. and Europe for the treatment of obesity. Previously, he was Associate Director of clinical pharmacology at Schering-Plough Corporation. Dr. Guerciolini has presented major clinical research findings at the leading health science conferences and has authored or co-authored 40 articles in peer-reviewed journals. He received his medical degree and his specialty in Internal Medicine from the University of Perugia Medical School in Italy and completed his postdoctoral fellowship in clinical pharmacology at the Mayo Clinic. Dr. Guerciolini is also certified by the American Board of Clinical Pharmacology. In addition to his medical training, Dr. Guerciolini received his Executive MBA degree from the Haas School of Business, University of California-Berkeley.

Barry Polisky, Ph.D., has served as Chief Scientific Officer and Senior Vice President since March 2005. From December 2003 to February 2005, Dr. Polisky was Senior Vice President of Research. Dr Polisky joined Sirna Therapeutics in June 2002 as Vice President of Research. Prior to joining Sirna Therapeutics, Dr. Polisky served as Vice-President of Research at ThermoBiostar, Inc. where he initiated and launched a SNP diagnostic platform. From 1992 to 1998, Dr. Polisky was Vice President of Research and Drug Discovery at NeXstar, Inc. where he developed several aptamers (nucleic acid-based therapeutics including the VEGF aptamer currently in Phase III development). Prior to joining NeXstar, Dr. Polisky was Professor and Chairman of the Molecular Biology program at Indiana University. Dr. Polisky received his Ph.D. in molecular biology from the University of Colorado and conducted his post-doctoral work in the Department of Biochemistry and Biophysics, University of California, San Francisco.

Bharat M. Chowrira, Ph.D., J.D. has served as Chief Patent Counsel and Vice President, Legal Affairs since Janaury 2005. From January 2002 until December 2004, Dr. Chowrira was Vice President of Legal Affairs, Licensing and Patent Counsel. Dr. Chowrira joined Sirna Therapeutics in 1993 as a scientist. He is responsible for Sirna Therapeutics legal and business licensing activities and general corporate matters. Dr. Chowrira also serves as the corporate secretary. Dr. Chowrira has been responsible for building and maintaining our intellectual property portfolio and strategic alliance initiatives. Dr. Chowrira received his J.D. degree from the College of Law at the University of Denver and holds a Ph.D. in Microbiology and Molecular Genetics from the University of Vermont. Dr. Chowrira is a registered patent attorney and a member of the Colorado Bar Association, American Intellectual Property Law Association, Licensing Executive Society and the Association of Corporate Counsel.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “RNAI.” The last sale price of the common stock as reported on the Nasdaq National Market on March 29, 2005, was $2.86 per share. On March 29, 2005 there were approximately 221 holders of record of our common stock. Effective April 16, 2003, we declared a 1-for-6 reverse stock split. The sale prices below reflect the 1-for-6 reverse stock split. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2003,
First Quarter	$4.56	$1.20
Second Quarter	$11.44	$2.10
Third Quarter	$9.21	$3.65
Fourth Quarter	$8.16	$4.75
Year Ended December 31, 2004,
First Quarter	$6.49	$3.90
Second Quarter	$4.59	$2.05
Third Quarter	$3.42	$2.21
Fourth Quarter	$3.87	$2.45
Year Ended December 31, 2005,
First Quarter (through March 29, 2005)	$3.48	$2.30

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The Company’s ability to pay dividends is restricted by the terms of its convertible debt and equipment loan facility agreements.

Purchases of Equity Securities

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements. Our financial statements for 2004, 2003, 2002, 2001 and 2000 have been audited by Ernst & Young LLP, independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Year Ended December 31,
	(In Thousands, except per share data)
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues
Contract revenues	$678	$3,756	$3,488	$3,318	$8,302
Contract revenues— joint venture	—	2	1,069	3,960	6,052
Contract revenues—related parties	9	417	591	1,030	1,191
Contract revenues—manufacturing	860	—	—	—	—

Total revenues	1,547	4,175	5,148	8,308	15,545

Expenses
Cost of goods sold	792	—	—	—	—
Research and development	21,137	22,265	27,351	56,226	21,207
General and administrative	6,740	6,200	6,813	4,975	4,237
Acquired in process R & D	1,883
Write-off of patent costs	—	5,344	—	—	—

Total operating expenses	30,552	33,809	34,164	61,201	25,444

Operating loss	(29,005)	(29,634)	(29,016)	(52,893)	(9,899)
Other income (expense):
Interest income	482	426	389	2,165	3,196
Interest expense	(334)	(415)	(803)	(820)	(151)
Other income (expense)	—	(9)	—	51	4
Equity in loss of unconsolidated affiliates	—	(209)	(5,276)	(8,341)	(9,032)

Total other income (expense)	148	(207)	(5,690)	(6,945)	(5,983)

Net loss.	(28,857)	(29,841)	(34,706)	(59,838)	(15,882)
Accretion of dividends on preferred stock	—	562	1,571	775	716

Net loss applicable to common stock	$(28,857)	$(30,403)	$(36,277)	$(60,613)	$(16,598)

Net loss per share (basic and diluted).	$(0.81)	$(1.31)	$(10.81)	$(21.54)	$(6.92)
Shares used in computing net loss per share (basic and diluted).	35,795	23,279	3,356	2,814	2,398

Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$36,083	$36,624	$8,821	$34,995	$64,475
Working capital	30,195	33,295	5,027	31,908	65,002
Total assets	41,557	42,684	21,898	52,023	83,897
Capital lease obligations and long-term debt, currentportion.	3,055	582	480	169	—
Capital lease obligations and long-term debt, net of current portion	375	3,868	6,489	12,591	3,757
Series A preferred stock and accreted dividends	—	—	14,329	13,507	12,731
Accumulated deficit	(253,207)	(224,350)	(194,509)	(159,803)	(99,965)
Total stockholders’ equity (deficit)	34,327	34,774	(3,953)	20,398	63,263

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for 2004 compared to 2003, and for 2003 compared to 2002, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources”.

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

Business Overview

Sirna Therapeutics, Inc., (“Sirna” or the “Company”) is focused on developing therapeutics based on RNA interference (RNAi). We are using our expertise to design, stabilize, manufacture and deliver short interfering nucleic acids (siRNAs) that activate selectively the process of RNA interference. We are in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), Huntington’s disease (HD), dermatology (initially permanent hair removal), asthma, chronic hepatitis, and diabetes. Sirna is also evaluating other disease targets and indications for the development of RNA interference-based therapeutics on our own, and in collaboration with academic research institutions and commercial enterprises such as the Company’s ongoing collaboration in oncology with Eli Lilly and Company (Lilly). In addition, Sirna manufactures and sells oligonucleotides in order to generate revenue for the purpose of subsidizing our ongoing operations.

Since our inception as Ribozyme Pharmaceuticals, Inc. in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. In 2001 we began to study RNAi and in 2003, based on scientific advancements and the potential of the field, we directed our research and development activities entirely to RNAi technology. Coinciding with our redirection, we changed our name to Sirna Therapeutics, Inc. We believe siRNA-based drugs may present an entirely new platform of therapeutics in the future. Our expertise in nucleic acid technology enables us to be a leader in this very promising field.

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

Product Candidate Programs

The Company is seeking to develop a new class of drugs using siRNAs that address significant and unmet medical needs. Currently, we are in research, preclinical and clinical development with product candidates in the following areas:

Local Delivery (Directly to Target Area)

•	Age-related Macular Degeneration. Our first program to advance into the clinic targets age-related macular degeneration (AMD), a degenerative eye disease that is the leading cause of blindness in the elderly in the United States. In November 2004, we initiated Phase 1 testing of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway.

•	Huntington’s Disease. Our second program in local delivery, which is in preclinical development, is focused on Huntington’s disease, a life-threatening brain disorder. We recently entered into a collaboration with Targeted Genetics Corporation for the development of adeno-associated viral (AAV) vector delivery of siRNAs that target the expression of Huntington’s protein, which in its mutant form causes the disease. We are also collaborating with the Huntington’s Disease Society of America and with Dr. Beverly Davidson at the University of Iowa, who has published promising data in this area.

•	Asthma. We are also in the preclinical stages of developing a drug candidate for local delivery to treat asthma. We are working with Dr. Erwin Gelfand of the National Jewish Medical & Research Center to test siRNAs that target IL-4, IL-4 receptor, IL-13 and/or IL-13 receptor, which play a critical role in inflammation and bronchconstriction in the airways.

Systemic Delivery (Directly to the Blood Stream)

•	Type 2 Diabetes. We are in the preclinical stages of developing siRNA targeting the PTP-1B gene. Our researchers have demonstrated that up to 28% of an administered formulated siRNA dose gets into the liver, the main target in treating diabetes. By approaching Type 2 diabetes early in the mechanistic cascade, we believe siRNAs will become the most important innovation in the treatment of this devastating and rapidly growing disease.

•	Hepatitis C. We are in the preclinical stages of development of siRNAs that target the viral RNA to treat the Hepatitis C infection.

•	Oncology. In January 2004, we initiated a collaboration with Eli Lilly and Company (Lilly) to apply our RNAi technology against Lilly’s proprietary models in oncology. To date, the collaboration has demonstrated target mRNA knockdown in vitro in human and mouse cell lines. Demonstration of in vivo target knockdown is currently in progress.

Topical Delivery (Directly to the Skin Surface)

•	Hair Removal. In December 2004, we launched a dermatology division following the acquisition of Skinetics Biosciences, Inc. (Skinetics). Skinetics founder, and a leader in the field of hair biology, Dr. Angela Christiano of Columbia University, is now an exclusive consultant to the Company. Our first dermatology program is focused on the permanent removal of unwanted hair. We are in the preclinical stages of developing siRNA targeting the “hairless” protein.

The Drug Discovery and Development Process

The new drug discovery and development process is generally considered a long (5 to 7 years or greater) and expensive (greater than $100 million) undertaking, which is subject to many uncertainties and regulatory oversight. These generalized timelines and costs are estimates and as such involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from estimates. Research and development project costs, among others, include costs of salaries, benefits, clinical trial site costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to projects include facility and occupancy costs, license and royalty payments. The primary phases of new drug discovery and development include:

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

Intellectual Property

Obtaining patent protection as well as protecting patents and other proprietary rights is crucial to developing our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations. As part of our overall intellectual property strategy, we selectively enter into agreements with third parties, such as academic institutions, either to license pre-existing technology or to support the development of new technologies. For example, in 2003 we entered into a worldwide licensing agreement with the University of Massachusetts (UMass) Medical School for its undivided interest in intellectual property relating to the seminal RNA interference technology covering siRNA (the “Tuschl 1 Patent”) for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications. This pending Tuschl 1 Patent broadly covers siRNAs, including those with blunt ends and ends with 3’-overhangs. In 2003, we obtained a non-exclusive license to the early RNAi patents filed jointly by Carnegie Institution of Washington and UMASS (Carnegie Patent). The Carnegie Patent is based on the work of Drs. Andrew Fire and Craig Mello governing genetic inhibition of genes by double-stranded RNA via RNAi. In June 2004, we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation for intellectual property relating to RNAi technology covering siRNA for targeting neurological disease indications, including Huntington’s disease and Alzheimer’s Disease. In December 2004, we entered into a worldwide exclusive license agreement with Columbia University for intellectual property relating to genes involved in the hair growth pathway. This license includes rights to siRNAs targeting the “hairless” gene that can be used to inhibit hair growth. This intellectual property is based on pioneering work of Dr. Angela Christiano at Columbia University on identifying genes involved in promotion and inhibition of hair growth.

It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business. We seek patent protection in the United States as well as in several key foreign countries. The following table summarizes the Company’s current intellectual property estate (excluding ribozyme technology):

Sirna Controlled and Licensed Intellectual Property	U.S. Filings	Status
Seminal RNAi or siRNA Technology:

Tuschl et al. Patent Worldwide Exclusive License from UMass Medical School	2 patent applications	Pending

Fire et al. Patent Worldwide Nonexclusive License Carnegie Institution	3 patent applications	1 Issued

Sirna – “No-ribo” siNA Technology	10 patent applications	1 granted in UK

Sirna – Multifunctional siRNA Technology	5 patent applications	Pending

Sirna - RNAi Gene Targets (including those covering targets in the VEGF, IL-4, IL-13, Hairless, PTP-1B, HCV and HD pathways)	>135 patent applications	1 granted in UK

Sirna - Oligonucleotide Chemistry & Delivery Technology	>70 patent applications	23 Issued

Sirna - Oligonucleotide Manufacturing & Process Technology	>25 patent applications	15 Issued

Summary of Intellectual Property Estate:	>250 Patent Applications	41 Issued

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

Licensing, Process Development and Pilot Manufacturing

In addition to our work with RNAi, we also have developed an extensive expertise in nucleic acid technologies. We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing opportunities. In July 2004, we entered into an exclusive four-year process development and manufacturing alliance with Archemix Corporation (Archemix), a privately held company. Archemix is currently developing ARC183, an anti-thrombin aptamer. Pursuant to the agreement, we will manufacture all of Archemix’s aptamers through Phase 2a clinical development. In addition, in 2003 we completed a collaboration with Geron Corporation, a biopharmaceutical company focused on oncology and regenerative medicine. Our first program, which began in 2001, was a process development collaboration with Geron for GRN163, a nucleic acid-based telomerase agonist for cancer. We successfully completed the program and renewed the agreement to manufacture GMP clinical-grade GRN163 for Geron’s Phase 1 clinical study. Delivery under the agreement was completed in June 2003.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenues recorded from our collaborative agreements may consist of: research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of December 31, 2004, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate.

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

Results of Operations for Twelve Months Ended December 31, 2004, 2003 and 2002

Revenues

The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	December 31,
	2004	2003	2002
Revenues
Contract revenues
Eli Lilly	$153	$—	$—
Geron	—	2,783	718
Chiron	—	550	2,188
Fujirebio	475	169	556
Other	50	254	26

	678	3,756	3,488
Contract revenues—joint venture
Medizyme	—	2	1,069

Contract revenues - related parties
Atugen	9	417	591

Contract revenues—manufacturing
Archemix	860	—	—

Total Revenues	$1,547	$4,175	$5,148

Generally, revenue fluctuations result from changes in the number of funded research projects as well as the timing and completion of contractual obligations. Our revenues for 2004 were $1.5 million, a decrease of $2.6 million compared to 2003.

The decrease is a result of our change in business strategy in 2003 and the subsequent termination of ribozyme-related programs and the associated revenues from Chiron, Fujirebio and atugen AG. However, in the fourth quarter of 2004, we received a final payment from Fujirebio related to our discontinued ribozyme related diagnostic program. Offsetting our loss in revenues in the ribozyme programs are revenues related to our Archemix manufacturing collaboration. Archemix revenues were $860,000 in 2004. In addition, during the first quarter of 2004, we entered into an eighteen-month collaboration with Eli Lilly and Company to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. Revenues recognized during 2004 are from Lilly’s access to a non-exclusive research license to certain of our technologies in oncology during the eighteen-month collaboration. The decrease of revenues year to date is primarily due to the completion of our process development and manufacturing scale-up for Geron’s anti-cancer drug, GRN163 in June 2003. During the second quarter of 2003, we completed our manufacturing contract with Geron, whereby we recognized $2.7 million upon the release of the product.

Our revenues for 2003 were $4.2 million, a decrease of $973,000 compared to 2002. The decrease was primarily due to lower research revenues associated with ANGIOZYME (a ribozyme drug candidate targeting tumors) and HERZYME (a ribozyme drug candidate targeting breast cancer). Revenues for ANGIOZYME and HERZYME are based on the fully loaded expense of a researcher working on the project. As both ANGIOZYME and HERZYME had moved beyond the research phase and forward in clinical trials, less time was required of our researchers and more third party expenses were incurred. Reimbursements from our collaborators for third party expenses are credited against expenses and not recognized as revenue. We are not pursuing independent development of ANGIOZYME and discontinued clinical trials in 2003. In addition, in April 2003, we terminated our joint venture with Elan and are not pursuing independent development of HERZYME. Offsetting our loss in revenues in the ribozyme programs are the revenues related to our Geron manufacturing collaboration. Geron revenues increased $2.0 million in 2003 compared to 2002. During the second quarter of 2003, we recognized revenue of $2.7 million upon the completion of the contract and the release of product to Geron. Revenues attributable to atugen have decreased due to an overall reduction in services provided.

At the completion of the Lilly contract, a milestone payment of $1.8 million may be earned by us in August 2005. Since this is a substantive at risk milestone, it has not yet been recognized in 2004 as contract success has not been determined. The collaborations with Lilly and Archemix are expected to continue in 2005, however, we are actively pursuing additional partnerships and collaborations to fund our research and development programs.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	December 31,
	2004	2003	2002
Research and development:
Salaries and benefits	$7,380	$7,144	$9,536
Chemicals and supplies	2,420	1,703	1,763
License fees	2,914	6,197	5
Outside services	2,471	1,116	9,619
Depreciation	1,283	1,415	1,697
Other	4,669	4,690	4,731

Total R&D expenses	$21,137	$22,265	$27,351

R&D average staffing	61	66	82

Our research and development expenses for 2004 were $21.1 million, a decrease of $1.2 million compared to 2003. The decrease is primarily due to the acquisition of a license to the University of Massachusetts’ rights in RNAi technology for $6.0 million in September 2003. Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, valued at $3.0 million, to its Medical School in exchange for the license. The purchase price was expensed as in-process research and development due to the uncertainty of both the technological feasibility and alternative future uses of the technology as of the acquisition date. In 2004, upon the first anniversary of the license agreement, the filing of our first IND and the initiation of our first Phase 1 clinical trial, we paid the Medical School a total of $1.4 million in cash. The net $4.6 million decrease in the licenses paid to the Medical School was offset by approximately $4.1 million in increases in 2004 due to the scale up of our research and outside services costs as we progress in our preclinical activities for Sirna-027, our RNAi drug candidate targeting AMD, as well as general overall scale-up of research activities focused on RNAi technology.

Our research and development expenses for 2003 were $22.3 million, a decrease of $5.1 million compared to 2002. The decrease in expenses was primarily due to outside service costs decreasing $8.5 million because we discontinued clinical trials for ANGIOZYME in 2003. Expenses such as clinical trial site fees and third party manufacturing costs of ANGIOZYME and HEPTAZYME (a ribozyme drug targeting hepatitis C virus) were included in outside service expenses in 2002. In 2003, outside service expenses included completing phase II clinical studies for ANGIOZYME and outside studies conducted for our preclinical work in our RNAi programs. In addition, we had an overall reduction in staffing of 20% which decreased personnel costs $2.4 million. The reductions in 2003 were offset by the aforementioned $6.0 million in expense recognized for the license from the University of Massachusetts in September 2003.

General and Administrative.

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	December 31,
	2004	2003	2002
General and administrative
Salaries and benefits	$2,522	$3,221	$3,290
Patent expense	2,189	1,205	1,490
Other	2,029	1,774	2,033

Total G&A expenses	$6,740	$6,200	$6,813

G&A average staffing	12	11	15

General and administrative expenses for 2004 were $6.7 million, an increase of $500,000 compared to 2003. The increase in 2004 compared to 2003 is primarily due to increased activity in patent expense and related applications in RNAi technology. Until we can determine that the estimated recoverability of patent costs is sufficiently probable, we expense all legal costs directly incurred in connection with patent applications or patents. Increases in other costs in 2004 compared to 2003 are due to the scale-up of our business development efforts. The decrease of $700,000 in salaries and benefits in 2004 compared to 2003 is due to a reduction in force, primarily in administration, which occurred in February 2003.

General and administrative expenses for 2003 were $6.2 million, compared to $6.8 million for 2002. General and administration expenses for year 2003 were $600,000 less than 2002 primarily due to concerted efforts to reduce general expenses. The immaterial change in personnel expenses between 2003 and 2002, despite our reduced staffing, are due to severance packages in restructuring and increases in remaining salaries and benefits. We expect general and administrative costs to increase in 2005 due to additional hires in the later half of 2004.

Acquired in-process research and development

In December 2004, we announced the first program to apply RNAi technology to dermatology, with an initial focus on hair removal. In the formation of our dermatology division, we acquired Skinetics Biosciences, Inc., (Skinetics) a company formed around the research related to the development of siRNAs for permanent hair removal. Under the terms of the acquisition, we issued 502,845 shares of our common stock, valued at $1.5 million, to Skinetics’ founders and consultant, in exchange for 100% of the common stock of Skinetics. In addition, we incurred $315,000 in net costs related to the acquisition. At the date of acquisition, the acquired intellectual property and research had not yet reached technological feasibility, and the in-process research and development had no alternative future uses. Accordingly, the acquisition cost was expensed in December 2004 and is reflected as a separate line item in our statement of operations for the period ended December 31, 2004. The purchase price is composed of and allocated as follows (in thousands):

Purchase price	$1,568
Add liabilities assumed	343
Less assets acquired:
Cash	7
Equipment & computers	21

Acquired in-process R&D	$1,883

Subject to the achievement of certain milestones and other conditions, we may issue additional shares of our common stock (some or all of which may be paid in cash in lieu of shares) plus additional shares of common stock based on possible future sales (some or all of which may be paid in cash in lieu of shares), the value of such stock will be based on the price of the stock as of future dates.

Write-off of patent costs. In April 2003, we changed our business strategy which had focused on development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction during the second quarter, we undertook a detailed review of our existing patent portfolio. Based on this review, we wrote off $447,000 related to abandoned patents in the second quarter. In addition, since we are no longer pursuing the development of ribozymes internally, we have expensed approximately $4.9 million of capitalized patent costs related to the ribozyme technology.

Due to the early stage of our technology, we are expensing all patent-related legal costs until we determine that the estimated recoverability of the associated legal costs is sufficiently probable, at which time such costs will be capitalized. Future patent-related legal costs will be included in research and development expenses.

Interest income. Interest income was $482,000 in 2004, compared to $426,000 and $389,000 in 2003 and 2002, respectively. The fluctuation from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale. In addition, overall average reductions are attributable to the decrease in the prevailing interest rates over the last few years.

Interest expense. Interest expense was $334,000 in 2004, compared to $415,000 and $803,000 for 2003 and 2002, respectively. Interest expense in 2004 was primarily our interest paid related to our Schering AG loan. In February 2004, we paid off a third-party equipment loan of $1.0 million. Interest expense in 2003 includes the interest on a the $1.0 million equipment loan and the quarterly interest paid on our Schering AG loan. The decrease over the periods reported is primarily due to the conversion of the Elan convertible note to Series B Preferred Stock in June 2002. The Elan note accrued interest expense and the Series B Preferred Stock accrued dividends. The note was converted in June of 2002, therefore interest expense related to the Elan note of $449,000 was expensed in 2002, compared to zero expense in 2003.

Equity in loss of unconsolidated affiliate. Equity in loss of unconsolidated affiliate was $0 in 2004, compared to $209,000 and $5.3 million in 2003 and 2002, respectively. The expense is our share of Medizyme’s expenses. The decrease in loss recognized for the last three years, is due to the wind-down and subsequent termination of our joint venture with Elan in April 2003. As of December 31, 2003, all material expenses incurred with Medizyme have been recognized.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $36.1 million at December 31, 2004 compared with $36.6 million at December 31, 2003. The $500,000 decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $24.9 million received in net proceeds from the private placement of common stock and warrant and option exercises; $23.1 million (net of $1.5 million in revenues) used for operations; $979,000 used for investments in equipment, leasehold improvements and patents; and $1.3 million paid for debt obligations.

We invest our securities available-for-sale in interest bearing, investment-grade securities.

Accounts receivable at December 31, 2004 were $66,000 compared to $156,000 at December 31, 2003. Accounts receivable at December 31, 2004 included $48,000 due from Archemix related to our manufacturing agreement.

Total additions for property, plant and equipment for the twelve months ended December 31, 2004 were $397,000. We anticipate future property, plant and equipment needs to be financed either through credit facilities, equity sales or revenues, all of which are yet to be determined.

Schering AG. At December 31, 2004, we had an outstanding convertible loan, including accrued interest, of $3.06 million to Schering AG. In connection with the Stock Purchase Agreement, and in consideration for the issuance of warrants and our agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loan from April 2004 to January 2005.

The Company’s ability to pay dividends is restricted by the terms of its convertible debt and equipment loan facility agreements.

Liquidity - We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that, with the consummation of our private placements in April 2003 and May 2004 and our warrant restructuring of December 2005, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements into 2006. We expect to incur substantial additional costs, including costs related to:

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

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. We expect to adopt SFAS No. 123(R) in the third quarter of 2005.

SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are still assessing the appropriate transition method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position or cash flows. We have not yet determined the method of adoption or the effect of adopting SFAS 123R will have on our results of operations, and also have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Net Operating Loss Carryforwards. At December 31, 2004, we had available net operating loss carryforwards and research and development credit carryforwards of $211.3 million and $5.5 million, respectively, for income tax purposes. However, pursuant to the “change in ownership” rules under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards is subject to an annual limitation in future periods. As a result of our private placement in April, 2003, which we deem a change of ownership for tax purposes, we believe that there are substantial limitations on the utilization of our net operating loss carryforwards.

Off-Balance Sheet Arrangements. As of December 31, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the Securities and Exchange Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations, which are comprised of our convertible debt and operating lease obligations as of December 31, 2004, and the effect these significant contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than 1 year	1 –3 years	3 –5 years	More than 5 years	Total
Convertible debt	$3,055	$—	$—	$—	$3,055
Operating leases	1,157	1,987	—	—	3,144

Total contractual obligations	$4,212	$1,987	$—	$—	$6,199

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

ITEM 9B. OTHER INFORMATION

On March 30, 2005, Sirna entered into an Addendum to the Employment Letter dated February 11, 2003, as Amended by Letter dated April 14, 2003 (the “Addendum”), with Dr. Nasim Usman, who has stepped down from his position as Sirna’s Senior Vice President and Chief Operating Officer effective as of March 16, 2005 (the “Severance Date”). Dr. Usman’s departure was previously disclosed on Sirna’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

The Addendum provides, in general, for (a) payment of accrued but unpaid salary and vacation time as of the Severance Date; (b) continued vesting of unvested stock options from the Severance Date through the earlier of December 15, 2005 or Dr. Usman obtaining other comparable employment (the “Severance Period”); (c) an extension of the option exercise period for up to three years following the Severance Period; (d) a severance payment equal to the aggregate of (i) Dr. Usman’s 2004 base salary and (ii) $19,050, paid in monthly installments, subject to reduction if Dr. Usman obtains other employment during the Severance Period; (e) the engagement of Dr. Usman as a consultant to the Company for up to three years following the termination of the Severance Period, at an annual rate of $10,000 per year, in addition to symposium fees and reimbursement of reasonable expenses; (f) health care coverage for up to 18 months following the Severance Date; and (g) six months of outplacement assistance, at a cost not to exceed $4,000.

The Addendum further provides for a waiver and release of claims against Sirna by Dr. Usman and a reaffirmance of Dr. Usman’s continuing obligations under previously executed agreements, including confidentiality, assignment of inventions and non-competition, as well as an agreement to arbitrate any disputes arising under the Addendum.

The foregoing is a summary description of certain terms of the Addendum. It is qualified in its entirety by the text of the Addendum, which is attached as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. This disclosure is being provided in accordance with the requirements of Item 1.01 of Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Executive Compensation” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), and is incorporated herein by reference. Information regarding the audit committee of the Company’s board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Audit Committee Report” in the Company’s 2005 Proxy Statement. Information regarding the Company’s code of business conduct and ethics that applies to the Company’s principal executive officer, principal financial officer and controller is incorporated by reference from information contained under the caption “Board of Directors and Committee Meetings—Audit Committee” in the Company’s 2005 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board is incorporated by reference from information contained under the caption “Consideration of Director Nominees—Stockholder Nominees” in the Company’s 2005 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the 2005 Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the 2005 Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the 2005 Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Ernst & Young” contained in the 2005 Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required or are not applicable.

(a)(3) EXHIBITS

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Sirna Therapeutics, Inc.

We have audited the accompanying balance sheets of Sirna Therapeutics, Inc. as of December 31, 2004 and 2003, and the related statements of operations, convertible exchangeable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirna Therapeutics, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado

February 14, 2005

SIRNA THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except for share data)

	December 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,817	$11,993
Securities available-for-sale	19,266	24,631
Accounts receivable	66	156
Notes receivable—related parties	145	157
Inventory	374	—
Prepaid expenses and other	382	400

Total current assets	37,050	37,337
Property, plant, and equipment:
Machinery and equipment	10,302	10,700
Leasehold improvements	5,301	5,273
Office furniture and equipment	1,480	1,852

	17,083	17,825
Accumulated depreciation	(14,576)	(14,423)

Net property, plant and equipment	2,507	3,402
Notes receivable—related parties	210	355
Deferred patent costs, net of accumulated amortization (2004-$636; 2003–$236)	946	765
Other assets.	844	825

Total assets	$41,557	$42,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable—trade	$978	$884
Accrued wages	1,136	1,576
Accrued liabilities	1,405	800
Deferred revenue, current portion	281	200
Current portion of long-term debt	—	582
Current portion of convertible debt	3,055	—

Total current liabilities	6,855	4,042
Other long-term liabilities	375	375
Long-term debt	—	558
Convertible debt	—	2,935

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 120,000,000 shares authorized; 41,371,529 and 31,692,369 shares issued and outstanding at December 31, 2004 and 2003, respectively	414	317
Additional paid-in capital	288,599	261,137
Accumulated deficit	(253,207)	(224,350)
Unearned deferred compensation	(1,452)	(2,350)
Unrealized gain (loss) on securities available-for-sale	(27)	20

Total stockholders’ equity	34,327	34,774

Total liabilities and stockholders’ equity	$41,557	$42,684

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Years ended December 31
	2004	2003	2002
Revenues:
Contract revenues	$678	$3,756	$3,488
Contract revenues—joint venture	—	2	1,069
Contract revenues—related parties	9	417	591
Contract revenues—manufacturing	860	—	—

Total revenues	1,547	4,175	5,148
Expenses:
Cost of goods sold	792	—	—
Research and development	21,137	22,265	27,351
General and administrative	6,740	6,200	6,813
Acquired in-process research and development	1,883	—	—
Write-off of patent costs	—	5,344	—

Total expenses	30,552	33,809	34,164

Operating loss	(29,005)	(29,634)	(29,016)
Other income (expense):
Interest income.	482	426	389
Interest expense	(334)	(415)	(803)
Other income (expense)	—	(9)	—
Equity in loss of unconsolidated affiliates	—	(209)	(5,276)

Total other expense	148	(207)	(5,690)

Net loss	(28,857)	(29,841)	(34,706)
Accretion of dividends on preferred stock	—	562	1,571

Net loss applicable to common stock	$(28,857)	$(30,403)	$(36,277)

Net loss per share (basic and diluted)	$(0.81)	$(1.31)	$(10.81)

Shares used in computing net loss per share	35,795	23,279	3,356

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Convertible Exchangeable Preferred Stock			Convertible Preferred Stock				Common Stock			Accumulated Deficit	Unrealized Gain (loss) on Securities available-for-sale	Unearned Deferred Compensation	Total
	Shares	Amount	Accreted Preferred Stock Dividends	Shares	Amount	Preferred Stock Issuable Amount	Accreted Preferred Stock Dividends	Shares	Amount	Additional Paid-In Capital
Balance at December 31, 2001	12	$12,015	$1,491	—	$—	$—	$—	3,335	$33	$180,156	$(159,803)	$11	$—	$20,397

Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—	46	1	123	—	—	—	124
Conversion of convertible debt to preferred stock, Series B—Elan	—	—	—	10	—	—	—	—	—	9,906	—	—	—	9,906
Preferred stock issuable to Elan for financing	—	—	—	—	—	1,127	—	—	—	—	—	—	—	1,127
Compensation for issuance of stock options	—	—	—	—	—	—	—	—	—	25	—	—	—	25
Preferred stock dividends accreted	—	—	823	—	—	—	748	—	—	(1,570)	—	—	—	(822)
Net loss	—	—	—	—	—	—	—	—	—	—	(34,706)	—	—	(34,706)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)

Comprehensive loss														(34,710)

Balance at December 31, 2002	12	12,015	2,314	10	–	1,127	748	3,381	34	188,640	(194,509)	7	–	(3,953)

Issuance of common stock and warrants for cash—private offering, net of costs of $3,000	—	—	—	—	—	—	—	24,242	242	44,789	—	—	—	45,031

Issuance of common stock for cash—rights offering, net of costs of $370	—	—	—	—	—	—	—	2,525	25	4,605	—	—	—	4,630
Issuance of common stock in exchange for rights to license	—	—	—	—	—	—	—	579	6	2,994	—	—	—	3,000
Preferred stock dividends accreted	—	—	215	—	—	—	347	—	—	(562)	—	—	—	(215)
Conversion of preferred stock to common stock	(12)	(12,015)	(2,529)	(10)	–	(1,127)	(1,095)	542	6	16,761	—	—	—	14,545
Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—	260	3	648	—	—	—	651
Issuance of common stock under 401(k) plan	—	—	—	—	—	—	—	135	1	464	—	—	—	465
Compensation for issuance of stock options	—	—	—	—	—	—	—	—	—	2,798	—	—	(2,350)	448
Cashless warrant exercise	—	—	—	—	—	—	—	28	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(29,841)	—	—	(29,841)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	—	—	13	—	13

Comprehensive loss														(29,828)

Balance at December 31, 2003	—	—	—	—	—	—	—	31,692	317	261,137	(224,350)	20	(2,350)	34,774

Issuance of common stock under stock option and employee stock purchase plan	—	—	—	—	—	—	—	286	3	625	—	—	—	628
Issuance of common stock under 401(k) plan	—	—	—	—	—	—	—	81	1	256	—	—	—	257
Compensation for issuance of stock options	—	—	—	—	—	—	—	—	—	117	—		898	1,015

Cashless warrant exercise	—	—	—	—	—	—	—	43	—	—	—	—	—	—

Issuance of common stock for cash—private offering, net of costs of $1,494	—	—	—	—	—	—	—	5,760	58	17,167	—	—	—	17,225
Issuance of common stock in exchange to purchase license	—	—	—	—	—	—	—	304	3	997	—	—	—	1,000
Issuance of common stock in connection with acquisition of Skinetics Biosciences, Inc.	—	—	—	—	—	—	—	503	5	1,563	—	—	—	1,568
Issuance of common stock for cash – warrant exercise	—	—	—	—	—	—	—	2,703	27	6,737	—	—	—	6,764
Net loss	—	—	—	—	—	—	—	—	—	—	(28,857)	—	—	(28,857)
Change in unrealized (loss) gain on securities	—	—	—	—	—	—	—	—	—	—	—	(47)	—	(47)

Comprehensive loss														(28,904)

Balance at December 31, 2003	—	$—	$—	—	$—	$—	$—	41,372	$414	$288,599	$(253,207)	$(27)	$(1,452)	$34,327

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31
	2004	2003	2002
Operating activities:
Net loss	$(28,857)	$(29,841)	$(34,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation.	1,284	1,414	1,697
Amortization	402	237	277
Equity in loss of unconsolidated affiliates.	—	133	5,276
Financed third party manufacturing cost	—	(1,727)	3,573
Gain on pay off of third party manufacturing costs	—	(246)	—
Write-off of patent costs.	—	5,344	684
Patent expense	—	(183)	—
Compensation related to common stock and options	1,272	383	25
Compensation for forgiveness of notes receivable—related parties	157	394	189
Acquisition of in-process research and development	1,000	—	—
Purchase of license through issuance of common stock	—	3,000	—
Stock issued in connection of acquisition of Skinetics Biosciences, Inc.	1,568	—	—
Loss on disposal of equipment.	9	48	6
Accrued interest included in convertible debt—related parties	240	240	689
Recognition of deferred revenue—related parties.	—	(400)	(400)
Changes in operating assets and liabilities:
Accounts receivable	89	328	1,060
Prepaid expenses and other.	18	142	(368)
Inventory	(374)	—	—
Other assets.	(19)	(90)	1
Accounts payable—trade	95	(60)	(1,157)
Accrued wages and liabilities	164	806	(142)
Deferred revenue	81	(694)	894

Net cash used in operating activities	(22,871)	(20,772)	(22,402)

Investing activities:
Additions to property, plant, and equipment.	(397)	(340)	(1,639)
Additions to patents	(582)	(277)	(1,303)
Sales of securities available-for-sale	19,775	33,259	20,915
Purchases of securities available-for-sale	(14,456)	(51,122)	(16,178)
Additional investment in joint venture	—	(132)	(1,699)
Loan repayments—related parties	—	—	220
Loan advances—related parties	—	—	(450)

Net cash provided by (used in) investing activities	4,340	(18,612)	(134)

Financing activities:
Net proceeds from issuance of common, preferred stock and exercised warrants	24,616	50,357	124
Payments under loan facilities.	(1,321)	(1,117)	(1,898)
Draw down on line of credit with Elan	—	—	1,687
Borrowings under loan facilities.	—	23	1,190
Conversion of debt	60	49	—

Net cash provided by financing activities	23,355	49,312	1,103

Net increase (decrease) in cash and cash equivalents	4,824	9,928	(21,433)
Cash and cash equivalents at beginning of year	11,993	2,065	23,498

Cash and cash equivalents at end of year	$16,817	$11,993	$2,065

Non-cash activity Preferred stock dividends accreted	$—	$562	$1,570
Note payable converted into Series B Preferred Stock	—	—	9,906
Interest paid	274	766	111

See accompanying notes.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

1. Description of Business

Sirna Therapeutics, Inc., (“Sirna” or the “Company”) formerly known as Ribozyme Pharmaceuticals, Inc., prior to April 2003, had engaged in research based on ribozymes, a type of RNA, for therapeutic and diagnostic purposes. In 2003, Sirna discontinued its efforts in ribozymes and redirected its focus to the development of a new type of nucleic acid-based therapeutic based on RNA interference (RNAi). The Company is using its expertise to design, stabilize, manufacture and deliver short interfering nucleic acids (siRNAs) that activate selectively the process of RNA interference. In addition, the Company manufactures oligonucleotides (chains of nucleotides that can be chemically synthesized; oligonucleotides are a form of nucleic acid) for its use and for use by its collaborators and customers, in order to generate revenue to assist in subsidizing a portion of the Company’s therapeutic discovery operations.

The Company is in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), Huntington’s disease (HD), dermatology (initially permanent hair removal), asthma, chronic hepatitis, and diabetes. Sirna is also evaluating other disease targets and indications for the development of RNA interference-based therapeutics on our own and in collaboration with academic research institutions and commercial enterprises such as the Company’s ongoing collaboration in oncology with Eli Lilly and Company.

To date, the Company has engaged in the research and development of its technologies and has experienced significant operating losses in each fiscal year since inception. The Company has not generated any revenue from the commercialization of its technologies and expects to continue to incur significant operating losses over at least the next several years.

2. Capital Requirements, Management’s Plans and Basis of Presentation

The Company incurred a net loss of $28.9 million for the year ended December 31, 2004 and has an accumulated deficit of $253.2 million at December 31, 2004. Development of the Company’s products has required substantial funds (including both private and public financings), and will continue to require substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market. The Company’s ability to raise funds in the future will depend on many factors, including, among others, the progress of the Company’s research, development and drug delivery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, the determination as to the commercial potential of the Company’s potential products, and the cost and availability of third-party financing.

On April 21, 2003, pursuant to a Stock Purchase Agreement, the Company completed the sale of 24,242,425 shares of its common stock and warrants to purchase 5,015,152 shares of its common stock to the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG, and Granite Global Ventures (Investors) for an aggregate gross consideration of approximately $48 million. The common stock was sold in a private placement at a price per share of $1.98 and the warrants were exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52. Costs related to the sale of common stock and warrants were approximately $3.0 million. In December 2004, certain of the Investors restructured and exercised the warrants to purchase 2,703,478 shares of the Company’s common stock for gross proceeds of $6.8 million (see Note 8).

On May 4, 2004, pursuant to common stock purchase agreements, the Company completed the sale of 5,760,000 shares of its common stock to institutional investors for aggregate gross proceeds of approximately $18.7 million. The common stock was sold at a price per share of $3.25. Costs related to the sale of the common stock were approximately $1.5 million and were charged against paid in capital.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

3. Stock Split

On April 16, 2003, stockholders approved, among other things, a one-for-six reverse stock split. Subsequent to the approval, every six shares of the Company’s common stock were replaced with one share of its common stock. Accordingly, all share and per share amounts for all periods presented have been restated to reflect the reverse split.

4. Summary of Significant Accounting Policies

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

Net loss per Common Share

Net loss per common share is computed by dividing the net loss available for common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, convertible exchangeable preferred stock and warrants. All outstanding warrants and stock options have been excluded from the net loss per share computation because they are either anti-dilutive or out of the money.

Stock Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the periods ending December 31, 2004, the Company has elected to follow the intrinsic value method prescribed by APB 25. However, in 2005, the Company will adopt SFAS No. 123(R) which requires stock based compensation to be recognized (see Impact of Recently Issued Accounting Standards below).

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

	2004	2003	2002
Net loss as reported	$(28,857)	$(29,841)	$(34,706)
Add: Stock-based employee compensation expense included in reported income	697	322	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(4,201)	(3,989)	(2,908)

Pro forma net loss	(32,361)	(33,508)	(37,614)

Pro forma net loss applicable to common stock	$(32,361)	$(34,070)	$(39,185)
Pro forma loss per share (basic and diluted)	$(0.90)	$(1.46)	$(11.68)

The information has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.59%, 2.78% and 4.75%; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 1.0, 1.14 and 1.09; and a weighted-average expected life of the option of 5, 5, and 6 years. The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $3.82, $2.40 and $5.04, respectively.

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

Financial Instruments

Financial instruments consist of cash and equivalents, securities available for sale, accounts receivable, notes receivable and accounts payable-trade. The carrying amount reported in the balance sheets of the company for financial instruments approximate fair value.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Reclassifications

Certain amounts related to patent expense in the accompanying financial statements for the annual periods ended December 31, 2003 and 2002 were reclassified to conform with 2004 presentation. For the annual periods ended December 31, 2003 and 2002, the Company reclassified patent expense of $1.2 million and $1.3 million respectively, from research and development to general and administrative expense.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Useful lives of laboratory equipment and furniture are estimated at five years and all computer equipment is estimated at three years. Leasehold improvements and equipment subject to financing obligations are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

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

In 2003, the Company changed its business strategy (which had focused on development of ribozyme-based therapeutics and diagnostics) to develop a new class of nucleic acid-based therapeutics based on RNA interference. As a result, the Company undertook a detailed review of its existing patent portfolio and wrote off $447,000 of patent costs in the second quarter of 2003 related to valueless patents or patents that were abandoned. In addition, since the Company was no longer pursuing the development of ribozymes internally, approximately $4.9 million of capitalized patent costs were expensed that related to the ribozyme technology. This expense is reflected as a separate line item in the Company’s statement of operations for the year ended December 31, 2003.

Current patent costs directly related to the Company’s existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides continue to remain capitalized and are amortized over three years, due to the early stage of the RNAi technology.

Revenue Recognition

Contract revenue is generally for research and development is recorded as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Revenue from nonrefundable up-front license fees where the Company continues involvement through development collaboration or has an obligation to supply product, is classified as deferred revenue and recognized as the obligation is fulfilled or ratably over the development period or the period of the obligation, as appropriate.

Revenue associated with substantive performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred.

Non refundable advance payments received in excess of amounts earned are classified as deferred revenue.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

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

Accounting for Investments in Unconsolidated Affiliates

The Company accounted for its investment in Medizyme Pharmaceuticals, Ltd. (Medizyme) under the equity method recognizing its proportionate share of Medizyme’s net losses. At December 31, 2003 the Company had written off its entire investment in Medizyme (see Note 9). The Company accounts for its investment in Archemix under the cost method.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) in the third quarter of 2005. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still assessing the appropriate transition method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position or cash flows. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R will have on its results of operations, and also has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

5. Securities Available-for-Sale

At December 31, 2004 and 2003, management determined that marketable securities held by the Company, not classified as cash equivalents, were available-for-sale. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. The amortized cost basis of debt securitiesavailable-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income or expense, as appropriate. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. The following is a summary of securities available-for-sale (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2004:
U.S. Corporate Debt Securities	$19,293	$—	$(27)	$19,266
At December 31, 2003:
U.S. Corporate Debt Securities	$24,611	$20	$—	$24,631

6. Long-Term Debt

Long-term debt as of December 31, 2004 and 2003, consists of the following (in thousands):

	2004	2003
Equipment loan (I)	$—	$1,055
Convertible debt (II)	3,055	2,995
Truck loan (III)	—	25

	3,055	4,075
Current portion	(3,055)	(582)

Long-term debt	$—	$3,493

I.	In December 2001, the Company negotiated an equipment credit facility of $4,000,000 with a financing company. The agreement required monthly principal and interest payments for 36 or 48 months, depending on the type of equipment financed. The interest rate fixed to each draw down was 5.61% and 5.42% over the rates of 36 or 48 month treasury bills, respectively, at the time of the draw down. The facility expired in November 2002 and therefore no additional amounts were borrowed. The Company paid off the debt in February 2004.

II.	In April 1997, the Company entered into a collaboration agreement with a corporate partner whereby, among other items, the Company borrowed from the corporate partner up to $2.0 million annually through 2001. The loan is collateralized 50% by equipment purchases. The loan carries an interest rate of 8% per annum and under certain circumstances is convertible into equity, at the then current market price, at the option of the corporate partner. As of December 31, 2004, $3.0 million remains outstanding. Pursuant to the Company’s financing that occurred in April 2003, the loan was restructured whereby the principal payment is deferred until January 2005 and the interest payments are due on a quarterly basis.

III.	In June 2003, the Company purchased a corporate vehicle on credit terms. The five year loan was for $27,220 and carried an interest rate of 5.5%. The Company paid off the loan in April 2004.

Cash paid for interest for the years ended December 31, 2004, 2003 and 2002 was $274,000, $766,000 and $111,000, respectively. At December 31, 2004 the carrying amounts of the Company’s long-term debt approximates the fair value as all borrowings bear interest rates which are comparable to the current market rate for such borrowings.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

7. Leases

The Company leases office space in two buildings under noncancelable operating leases that expire in October 2007 and June 2007. According to the terms of the leases, rent for the buildings will increase each year based on Consumer Price Index increases, with a minimum of 3.5% and a maximum of 6.0%. Total rent expense, including miscellaneous laboratory equipment rentals, was $1,147,966, $1,087,942 and $853,108 in 2004, 2003 and 2002, respectively.

The Company’s minimum operating lease commitments at December 31, 2004 are as follows (in thousands):

Amount
2005.	$1,157
2006	1,179
2007.	808
2008 and thereafter	—

$3,144

Under a separate agreement, the Company sublet a portion of their building to atugen USA, an unconsolidated affiliate during 2002. Rental income from atugen USA for 2002 was $105,062. The sublease expired in October 2002 and subsequently atugen USA ceased operations.

8. Stockholders’ Equity

Employee Stock Purchase Plan The Company adopted an Employee Stock Purchase Plan, as amended (the Purchase Plan), authorizing the issuance of 933,333 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, the duration of each offering was twenty-four months with purchases occurring on each October 31 and April 30 during each offering. However, in light of recent regulatory issues, commencing with the November 2004 offering, the duration of the offerings was shortened to six month periods. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. Shares are deemed issued for accounting purposes in the year the shares are purchased. As of December 31, 2004, 340,300 shares have been issued under the Purchase Plan. The Company required stockholders to approve additional shares for issuance under the Purchase Plan for the offering period commencing November 1, 2002; therefore the Company is required to recognize compensation expense for purchases during the offering that were subsequent to approval.

Stock Option Plans The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan (collectively, the Plans, as amended), under which it authorized stock option grants to purchase up to 7,377,859 shares of the Company’s common stock to eligible employees, consultants, and other individuals, as defined in the Plans. Options to purchase the Company’s common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally options became exercisable monthly over four years. If not exercised, the options expire after ten years.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Changes in stock options for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Options	Exercise Price
Outstanding at December 31, 2001	477,293	$2.70–$187.50
Options granted	318,168	$1.62–$ 29.82
Options exercised/cancelled	(167,602)	$2.70–$186.00

Outstanding at December 31, 2002	627,859	$1.62–$187.50
Options granted	5,442,585	$2.10–$ 8.68
Options exercised/cancelled	(317,157)	$1.62–$158.28

Outstanding at December 31, 2003	5,753,287	$1.62–$187.50
Options granted	1,130,750	$2.44–$ 5.15
Options exercised/cancelled	(688,421)	$1.62–$168.78

Outstanding at December 31, 2004	6,195,616	$1.86–$187.50

The weighted average exercise price of options outstanding at December 31, 2004, 2003 and 2002 was $4.15, $4.32 and $4.55, respectively.

Stock options vest as follows:

Options
Currently exercisable.	2,394,222
2005	1,479,476
2006	1,300,729
2007	780,086
2008	241,103
2009 and thereafter.	—

Total.	6,195,616

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.86	–	$2.10	4,160,664	8.11	$2.10	1,653,263	$2.10
$ 2.34	–	$4.20	868,510	8.95	$3.38	119,967	$3.05
$ 4.26	–	$5.20	769,650	8.58	$4.64	361,136	$4.51
$ 5.50	–	$13.92	208,436	7.86	$6.25	94,141	$6.19
$14.88	–	$187.50	188,356	5.46	$48.75	165,715	$48.48

$ 1.86	–	$187.50	6,195,616	8.20	$4.15	2,394,222	$5.88

Stock Based Compensation In February 2003, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics and related recapitalization, the Company granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which was granted on April 16, 2003. At the time stockholder approval was obtained, the stock price had increased. Accordingly, upon vesting of the options, the Company recognizes compensation expense as the difference between $2.10 and the price of the stock on April 16, 2003. During 2004 and 2003, the Company recorded $697,547 and $321,531, respectively, of compensation relating to the 2003 grant. As of December 31, 2004, $1.5 million of unearned compensation related to the 2003 grant is deferred and will continue to be expensed as the options vest, generally over the next three to four years. In addition, during 2004, 2003 and 2002, the Company recorded $317,185, $133,998 and $24,835, respectively, of expense related to options issued to consultants which were accounted for under the requirements of SFAS 123.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Shareholder Rights Plan In November 2000, the Company adopted a Shareholder Rights Plan (the Rights Plan) designed to protect and maximize stockholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all stockholders in the event of a hostile bid to acquire the Company. The Rights Plan imposes a significant penalty upon any person or group that acquires 15 percent or more of the Company’s outstanding common stock without the approval of the Sirna Board. Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on December 8, 2000. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15 percent or more of the Company’s common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company’s common stock or shares in an acquiring entity at one-half of market value. The rights expire on December 8, 2010.

Series A Preferred Stock In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan Corporation (Elan) to fund its 80.1% share of the initial capitalization of Medizyme (see Note 6). At Elan’s option, the Series A Preferred Stock was convertible into the Company’s common stock or could be exchanged for a 30.1% interest in Medizyme. Because of this exchange feature, the Company classified for the periods presented $12,015,000 of its Series A Preferred Stock and related preferred stock dividends of $2,314,366 and $1,491,802 at December 31, 2002 and 2001, outside of permanent equity in accordance with EITF Topic No. D-98, Classification of and Measurement of Redeemable Securities. The right of Elan to exchange the Series A Preferred Stock was applicable for the period October 2002 through May 2003. Subsequently, in connection with the Stock Purchase Agreement, Elan converted all of the outstanding shares of the Company’s Series A and Series B Preferred Stock held by Elan into 541,929 shares of the Company’s common stock.

Warrant Restructuring and Exercise In December 2004, the Company completed a warrant restructuring pursuant to a Warrant Exchange Agreement with a group of its largest stockholders, Sprout Group, Venrock Associates, Oxford Bioscience Partners and Granite Global Ventures (Warrant Holders). In the warrant restructuring, the Company exchanged with the Warrant Holders warrants exercisable in the aggregate for 2,703,479 shares of Sirna common stock (Original Warrants), which would not have expired until April of 2008 and were exercisable either with cash or warrant shares, for a set of replacement warrants (First Replacement Warrants) for the same number of shares as surrendered under the Original Warrants. The First Replacement Warrants were exercisable at the same exercise price of $2.52 as the Original Warrants but only for cash and only if on or before February 7, 2005. In return, the Warrant Holders, in exchange for the Original Warrants, also received additional replacement warrants (Additional Warrants) that do not expire until December 30, 2009, and that are exercisable either with cash or warrant shares, and are for 10% more shares than surrendered under the Original Warrants. These Additional Warrants have a higher exercise price ($3.85) than the Original Warrants, but the exercise price is subject to potential downward adjustment on or before June 30, 2005 as follows: (i) in the event that the Company consummates a qualifying private placement of its securities for the primary purpose of raising capital on or before June 30, 2005, the exercise price per share shall be adjusted to the lesser of $3.85 and the lowest price per share of common stock sold (or deemed sold) by the Company in any such private placement; and (ii) if the Company does not consummate such a private placement on or before June 30, 2005, the exercise price per share shall be adjusted to the lesser of $3.85 and the average closing selling price of a share of the Company’s common stock on the Nasdaq National Market for the 15-trading day period ending on June 30, 2005. On December 30, 2004, the Company received $6.8 million when the Warrant Holders exercised the First Replacement Warrants for 2,703,479 shares of the Company’s common stock.

Private Placement In May 2004, pursuant to common stock purchase agreements, the Company completed the sale of 5,760,000 shares of its common stock to institutional investors for aggregate gross proceeds of approximately $18.7 million. The common stock was sold at a price per share of $3.25. Costs related to the sale of the common stock were approximately $1.5 million.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Common Stock Reserved Below is a summary of common stock reserved by the Company at December 31, 2004 for issuance upon the exercise of the various options, warrants, the 401(k) plan and Purchase Plan.

Shares
Stock option plans	7,000,754
Employee stock purchase plan	593,033
Employee 401(k) stock match	808,319
Warrants at $2.52 per share (expires in 2008)	2,311,673
Warrants at $3.48 per share (expires in 2006)	59,186
Warrants at $3.85 per share (expires in 2009)	2,973,824
Warrants at $30.00 per share (expires in 2006)	50,199
Warrants at $72.00 per share (expires in 2006)	58,333
Warrants at $94.50 per share (no expiration)	212
Warrants at $120.00 per share (expires in 2007)	50,000
Warrants at $135.00 per share (expires in 2006)	74,815

13,980,348

The Company’s ability to pay dividends is restricted by the terms of its convertible debt agreement.

9. Collaborative Agreements

Columbia University

In December 2004, the Company entered into a worldwide exclusive license agreement with Columbia University for intellectual property relating to genes involved in the hair growth pathway. This license includes rights to siRNAs targeting the so called “hairless gene” that can be used to inhibit hair growth.

Under the terms of the license agreement, the Company issued 303,951 shares of its common stock, valued at $1.0 million, to Columbia in exchange for the license. The $1.0 million fee was expensed to research and development due to the early stage of the technology. Columbia will receive additional cash from the Company following the achievement of other certain milestones, including initiation of clinical trials for product candidates covered under the license. Columbia may also receive royalties on commercial product sales covered by the licensed patents.

Skinetics Biosciences Inc. Acquistion

In December 2004, the Company announced the first program to apply RNAi technology to dermatology, with an initial focus on hair removal. The Company, in the formation of its dermatology division, acquired Skinetics Biosciences, Inc. (Skinetics), a company formed around the research of Dr. Angela M. Christiano, Associate Professor, Departments of Dermatology and Genetics and Development, Columbia University. Under the terms of its agreements with Skinetics, and its founders and consultant, Sirna acquired intellectual property and research data related to the development of siRNAs for permanent hair removal. Under the terms of the acquisition, the Company issued 502,845 shares of its common stock, valued at $1.5 million, to Skinetics’ founders and consultant, in exchange for 100% of the common stock of Skinetics, In addition, the Company incurred $315,000 in net costs related to the acquisition. At the date of acquisition, the acquired intellectual property and research had not yet reached technological feasibility, and the in-process research and development had no alternative future uses. Accordingly, the acquisition cost was expensed in December 2004 and is reflected as a separate line item, “Acquired in-process research and development,” in the Company’s statement of operations for the period ended December 31, 2004. The purchase price is composed of and allocated as follows (in thousands):

Purchase price	$1,568
Add liabilities assumed	343
Less assets acquired:
Cash	7
Equipment & computers	21

Write-off of acquired in-process R&D	$1,883

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

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

Under the terms of the license agreement, the Company paid $3.0 million in cash and issued 579,150 shares of its common stock, valued at $3.0 million, to the Medical School in exchange for the license. The $6.0 million fee was expensed to research and development during the third quarter of 2003 due to the early stage of the technology. In 2004, upon the first anniversary of the license agreement, the filing of the Company’s first Investigational New Drug (IND) and the initiation of the Company’s first Phase 1 clinical trial, the Company paid and expensed the Medical School a total of $1.4 million. The Medical School will receive additional cash and common stock from the Company following the achievement of other certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School may also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues the Company may generate from the direct sublicensing of this patent.

Geron Corporation

In December 2001, the Company announced a collaboration with Geron Corporation (Geron), a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. Initially, Geron paid the Company for consultation in nucleic acid technology to improve process development, scale-up and the manufacturing process for GRN163. In July 2002, the Company announced an agreement whereby the Company manufactured GRN163 for use in Geron’s preclinical studies. Delivery under this agreement was completed in June 2003. For the years ended December 31, 2003 and 2002, the Company recognized revenues of $2.8 million and $718,000, respectively, related to the agreement.

Archemix Corporation

In May 2001, the Company entered into a collaborative agreement with Archemix, a privately held company. One of Archemix’s technologies, RiboReporters™, incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of the agreement with Archemix, the Company granted certain licenses and sublicenses to its intellectual property covering the allosteric ribozyme technology. The Company also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. In exchange for the licenses, the Company received an equity position in Archemix. On a fully diluted basis, the Company owns approximately 1.6% of the outstanding stock of Archemix and accounts for its investment under the cost method.

In addition, in July 2004, the Company entered into an exclusive four-year process development, analytical development and manufacturing alliance for all of Archemix’s cGMP aptamers through Phase 2a clinical development. As part of this agreement, the Company also granted Archemix a worldwide, perpetual, non-exclusive license to its intellectual property for the manufacture and commercialization of aptamers. In addition to payments for the manufacture of aptamers, the Company will receive certain downstream consideration for the license granted to Archemix. This agreement follows

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

an October 2003 agreement between the companies that also provided for the Company to manufacture cGMP grade of Archemix’s anti-thrombin aptamer, ARC183, for preclinical, Phase 1 and Phase 2a studies. The Company recognized revenues of $860,000 and $142,000 in 2004 and 2003, respectively, under the agreement.

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

Schering AG, Berlin

In April 1997, the Company entered into a research collaboration with Schering AG, Berlin, (Schering AG) focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents. Through its agreement with the Company, Schering AG provided various loans. At December 31, 2004, the Company had an outstanding convertible loan, including accrued interest, of $3.1 million to Schering AG. In April 2003, in connection with the Stock Purchase Agreement and in consideration for the issuance of warrants and the Company’s agreement to pay accrued interest on the loan on a quarterly basis, Schering AG extended the due date for repayment of the loans from April 2004 to January 2005. Upon the closing of the Stock Purchase Agreement in April 2003, the Company paid $520,000 to Schering AG for interest accrued on the loan through March 2003. Subsequent to March 2003, interest payments to Schering were paid on a quarterly basis.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Chiron

In July 1994, the Company entered into a research and development collaboration agreement with Chiron to research, develop and market ribozyme products. According to the agreement, the Company and Chiron shared equally in the costs and profits of any jointly developed products. In addition, Chiron could, at its option, finance the Company’s portion of its Phase II and Phase III drug development costs for mutually approved programs.

Chiron and the Company were jointly collaborating in the development of ANGIOZYME, the Company’s lead ribozyme product candidate for the treatment of solid tumor cancers. The Company recorded revenues and credit to expenses from Chiron of $557,481 and $2,582,260, in 2003 and 2002, respectively, for 50% of ANGIOZYME clinical development and manufacturing expenses incurred by the Company. There were no future obligations between the Company and Chiron related to revenues that were recognized in 2003 and 2002.

The Company is no longer pursuing ribozyme technology and therefore it does not intend to develop ANGIOZYME independently. The Company and Chiron have agreed to seek a licensee for the further development of ANGIOZYME; however, it is uncertain whether or not an interested party will be found, and if so, under terms agreeable to both Chiron and Sirna.

10. Related Party Transactions

At December 31, 2004, 2003 and 2002, the Company had a total of $355,000, $512,000 and $906,000, respectively, of non-interest bearing loans due from executive officers. The balances may be forgiven by the Company under certain employment agreement provisions. The loan balances are forgivable or payable to the Company under various terms not to exceed five years. The Company forgave $157,000, $394,000 and $189,000, of these loans during each of the years ending December 31, 2004, 2003 and 2002, respectively.

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

11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

At December 31, 2004, the Company has the following net operating loss and tax credit carryforwards for income tax purposes (in thousands):

Expiration Date	Net Operating Losses	Research and Development Credits
2007.	$3,506	$101
2008.	7,363	185
2009.	9,239	316
2010.	11,953	139
2011.	15,125	181
2012.	15,291	297
2018.	10,109	475
2019	8,215	405
2020.	7,456	709
2021	52,170	646
2022	28,676	1,011
2023	20,129	504
2024	22,073	567

Total	$211,305	$5,536

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could have been triggered by the Company’s initial public offering or by subsequent sales of securities by the Company or its stockholders. See Note 1 regarding change in ownership. As a result of the private placement in April, 2003, which the Company considers a change of ownership for tax purposes, the Company believes that there are substantial limitations on the utilization of its net operating loss carryforwards.

The components of the Company’s deferred tax assets and liabilities, net of taxes, as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards.	$78,817	$70,347
Research and development credit carryforwards	5,536	4,970
Depreciation.	1,213	402
Equity in loss of unconsolidated affiliate.	8,853	8,853
Deferred income	105	75
Purchased patents	4,001	2,498
Other	714	331

	99,239	87,476
Valuation allowance	(98,813)	(87,113)

Net deferred tax assets	426	363
Deferred tax liabilities:
Deferred patent costs	(353)	(285)
Other	(73)	(78)

Total deferred tax liabilities.	(426)	(363)

	$—	$—

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

A reconciliation between the statutory federal income tax rate of 34% and the Company’s 0.0%, effective tax rates for the years ended December 31, 2004, 2003, and 2002, respectively, is as follows (in thousands):

	2004	2003	2002
Expected benefit from federal income taxes at statutory rate of 34%	$(9,811)	$(10,146)	$(11,800)
Permanent differences	643	11	20
State taxes, net of federal benefit	(675)	(596)	(1,068)
Other	(910)	(213)	6
Valuation allowance	10,753	10,944	12,842

Effective income tax rate	$—	$—	$—

12. Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute 1% to 25% of their salary, subject to eligibility requirements and annual limits. The Board may, at its sole discretion, approve matching contributions with the Company’s common stock. In 2004, 2003 and 2002, the Board approved a 50% common stock match equal to total participant deferrals made in each respective year. Expense related to the stock match was $257,000, $227,000 and $238,000 for years ended 2004, 2003 and 2002, respectively. The Company stock match is subject to vesting restrictions.

10. Quarterly Results (Unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Total revenues	$318	$454	$84	$691
Total expenses	6,251	6,776	7,914	9,611
Other (expense) income	(4)	41	50	61

Net loss applicable to common stock	(5,937)	(6,281)	(7,780)	(8,859)

Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.21)	$(0.23)

2003
Total revenues	$490	$2,983	$283	$419
Total expenses	5,166	10,846	11,222	6,575
Other (expense) income	(238)	28	(7)	10
Accretion of dividends	562	—	—	—

Net loss applicable to common stock	(5,476)	(7,835)	(10,946)	(6,146)

Basic and diluted net loss per share	$(1.62)	$(0.28)	$(0.37)	$(0.19)

The summation of the net loss per share for the four quarters of 2003 totals $2.46, versus the total reported net loss per share for the year ended December 31, 2003 of $1.31. The variance is due to the issuance of 28 million shares during the second quarter of 2003 related to the Company’s change of control. The excessive issuance of shares in the second quarter of 2003 skews the weighted shares outstanding for the period reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Boulder, Colorado, on March 30, 2005.

SIRNA THERAPEUTICS, INC.

By:	/s/ HOWARD W. ROBIN
Howard W. Robin
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Howard W. Robin Howard W. Robin	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ Martin E. Schmieg Martin E. Schmieg	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ James Niedel James Niedel	Chairman of the Board of Directors	March 30, 2005

/s/ Jeremy L. Curnock Cook Jeremy L. Curnock Cook	Director	March 30, 2005

/s/ Douglas Fambrough Douglas Fambrough	Director	March 30, 2005

/s/ R. Scott Greer R. Scott Greer	Director	March 30, 2005

/s/ Bryan Roberts Bryan Roberts	Director	March 30, 2005

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on May 6, 2004 [conformed copy] (18)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd. (6)

4.5	Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd. (6)

4.6	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.7	Form of First Replacement Warrants (17)

4.8	Form of Five Year Replacement Warrant (17)

10.1	Employment Agreement dated January 4, 2001 between Ribozyme Pharmaceuticals and Howard Robin (11)

10.2	Employment Agreement dated as of February 11, 2003 between the Company and Howard Robin (2) **

10.3	Employment Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2) **

10.4	Employment Agreement dated May 2, 1996, between Ribozyme Pharmaceuticals and Nassim Usman (12) **

10.5	Amendment to Employment Agreement between Ribozyme Pharmaceuticals and Nassim Usman, pursuant to letters dated December 15, 1996 (13) **

10.6	Employment Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2) **

10.7	Indemnification Agreement dated as of April 18, 2003 between the Company and Howard Robin (2)

10.8	Indemnification Agreement dated as of April 18, 2003 between the Company and Jeremy Curnock Cook (2)

10.9	Indemnification Agreement dated as of April 18, 2003 between the Company and Douglas Fambrough and Alan G. Walton (2)

10.10	Indemnification Agreement dated as of April 18, 2003 between the Company and James Niedel (2)

10.11	Indemnification Agreement dated as of April 18, 2003 between the Company and Bryan Roberts (2)

10.12	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Howard Robin (2)

10.13	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Marvin Tancer (2)

10.14	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Nassim Usman (2)

10.15	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Barry Polisky (2)

10.16	Non-Competition and Non-Solicitation Agreement dated as of February 11, 2003 between the Company and Bharat Chowrira (2)

10.17	Indemnification Agreement dated as of July 28, 2003 between the Company and R. Scott Greer (7)

10.18	Schering AG Waiver Letter (5)

10.19	Elan Waiver and Conversion Letter (5)

10.20	Ribozyme Pharmaceuticals 1996 Stock Option Plan (10) **

10.21	Amended and Restated Ribozyme Pharmaceuticals’ 1996 Stock Employee Stock Purchase Plan dated as of April 30, 2001 (10) **

10.22	Amendment to Lease for Real Property dated March 13, 1997, between Aero Tech Investments and Ribozyme Pharmaceuticals (8)

10.23	Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997 (9)*

10.24	Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft (9)*

10.25	Addendum to the Employment Letter dated February 11, 2003 between Sirna Therapeutics, Inc. and Marvin Tancer, dated February 12, 2004 (14) **

10.26	Employment Agreement dated March 10, 2004 between the Company and Roberto Guerciolini (15) **

10.27	Purchase Agreement dated as of April 30, 2004 between the Company and certain Purchasers set forth therein (16)

10.28	Employment Agreement dated as of August 19, 2004 between the Company and Martin Schmieg (18) **

10.29	Sale Agreement dated October 12, 2004 between the Company, Skinetics Biosciences Inc. and the Stockholders of Skinetics, as amended through December 6, 2004 [conformed copy] (18)

10.30	Warrant Exchange Agreement dated December 30, 2004 between the Company and the Warrantholders thereto (17)

10.31	Lease for Real Property dated March 1, 2005 between the Company and Stockbridge/MCC-China Basin LLC (18)

10.32	Addendum to the Employment Letter dated February 11, 2003 between Sirna Therapeutics, Inc. and Nassim Usman, dated March 30, 2005 (18) **

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (18)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

*	The Company has applied for and received confidential treatment with respect to portions of these exhibits.
**	Indicates compensatory plan or arrangement.
(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).
(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003.
(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).
(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.
(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.
(6)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 8, 2000.
(7)	Incorporated by reference to certain exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.
(8)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB and amendment for the year ended December 31, 1996.
(9)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated June 12, 1997.
(10)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals Proxy Statement in connection with a Special Meeting of Stockholders filed with the Securities Exchange Commission on March 7, 2003.
(11)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-K for the year ended December 31, 2000.
(12)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-QSB for the quarter ended June 30, 1996.
(13)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB and amendment for the year ended December 31, 1996.
(14)	Incorporated by reference herein to certain exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(15)	Incorporated by reference to certain exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2004.
(16)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2004.
(17)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005
(18)	Filed herewith.