Form 10-K/A
period 2004-12-31
SIRNA THERAPEUTICS INC
filed 2005-05-02
CIK 892112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-27914

SIRNA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	34-1697351
(State of incorporation)	(I.R.S. Employer Identification No.)

185 Berry Street, Suite 6504, San Francisco, CA 94107

(Address of principal executive offices)

(415) 512-7624

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 31, 2005 (the “Original Filing”). The Registrant is refiling Part III to include the information required by items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. The Registrant will also include the information contained herein in its proxy statement for its 2004 Annual Meeting of Stockholders.

Except as described above, no other changes have been made to the Original Filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information regarding our directors is set forth below.

Name	Age	Position
Howard W. Robin	52	Chief Executive Officer, President and Director
Jeremy L. Curnock Cook (1)(2)	55	Director
Douglas Fambrough, Ph.D. (2)	36	Director
James Niedel, M.D., Ph.D. (2) (3)	61	Chairperson of the Board
Bryan Roberts, Ph.D. (1)(3)	38	Director
R. Scott Greer (1)(3)	46	Director

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

James Niedel, M.D., Ph.D., has served as Chairperson of the Board since April 2003. He joined the Sprout Group as a Venture Partner on May 1, 2002. Prior to that appointment, Dr. Niedel was Chief Science and Technology Officer for GlaxoSmithKline, a pharmaceutical company, and from 1995 to 2001 he was a member of the board of directors of Glaxo Wellcome plc with responsibility for Global Research and Development, Information Technology and Product Strategy. From 1988 to 1995 he was VP Research and SVP R&D for the US subsidiary of Glaxo. Before joining the pharmaceutical industry, Dr. Niedel was Professor of Medicine and Chief of the division of Clinical Pharmacology at Duke Medical School, where he had completed an Internal Medicine residency and a Hematology-Oncology fellowship. He received M.D. and Ph.D. (Biochemistry) degrees from the University of Miami, was selected a Searle Scholar, and is a Fellow of the Royal College of Physicians (London).

R. Scott Greer has served as a director since July 2003. Mr. Greer is currently Managing Director of Numenor Ventures, LLC. Mr. Greer has served as Chairperson of the Board of Abgenix, Inc., a biopharmaceutical company, since May 2000. Mr. Greer served as Chief Executive Officer of Abgenix from June 1996 to April 2002. Currently, he is also Chairman of Acologix, Inc., a privately-held biotechnology company. From 1991 to 1996, Mr. Greer held several senior positions with a gene therapy company, Cell Genesys, Inc. including Senior Vice President of Corporate Development and Chief Financial Officer. From 1986 to 1991, Mr. Greer held various positions, including Director of Corporate Development, with Genetics Institute, Inc., a biotechnology firm. Mr. Greer received a B.A. in Economics from Whitman College, an M.B.A. from Harvard University and was a Certified Public Accountant.

Douglas Fambrough, Ph.D., has served as a director since April 2003 and is a Principal with Oxford Bioscience Partners, specializing in investments in technology-based drug discovery companies. In addition to representing Oxford on the Company’s board, Dr. Fambrough also represents Oxford as an observer to the boards of RibX Pharmaceuticals Inc., Avalon Pharmaceuticals Inc., and Xantos Biomedicine AG. Prior to joining Oxford in 1999, Dr. Fambrough spent ten years in academic research, most recently at the Whitehead/MIT Center for Genome Research. He graduated from Cornell University and obtained his Ph.D. in genetics from the University of California, Berkeley.

Bryan Roberts, Ph.D., has served as director since April 2003. He joined Venrock in 1997 and is now a General Partner involved with the firm’s activities in healthcare, and is based in Menlo Park, California. Dr. Roberts currently serves on the boards of several private companies including athenahealth, Inc., Biomedicines, Inc., Intarcia Therapeutics, Inc., Microbia, Inc., Nanosys, Inc., Satiety, Inc. and Xenoport, Inc. Prior to joining Venrock, Dr. Roberts worked at Kidder Peabody & Co., Inc. in corporate finance. Dr. Roberts received his Ph.D. in Chemistry and Chemical Biology at Harvard University and graduated from Dartmouth College, where he obtained a B.A. in Chemistry.

Howard W. Robin has served as Chief Executive Officer, President and a director since July 2001. From January 2001 to June 2001, Mr. Robin was Chief Operating Officer, President and a director. From 1991 to 2001 Mr. Robin was Corporate Vice President and General Manager of Therapeutics at Berlex Laboratories, Inc., a subsidiary of Schering, AG, and from 1987 to 1991 he served as its Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987 Mr. Robin was Director of Business Planning & Development at Berlex. He was a Senior Associate with Arthur Andersen & Co. prior to joining Berlex. He received his B.S. in Accounting & Finance from Fairleigh Dickinson University in 1974.

Jeremy L. Curnock Cook has served as a director since July 1995. Mr. Cook is Executive Chairperson of Bioscience Managers Ltd., a corporate advisory company, and Non-Executive Chairperson of Targeted Genetics Corporation. He is also Chairperson of atugen AG and a member of the boards of Inflazyme Pharmaceuticals, Ltd. and Biocompatibles International plc. He was a director of Rothschild Asset Management, an investment management company, where he was responsible for the Rothschild Bioscience Unit from 1987 until his retirement in 2000. Mr. Cook founded the International Biochemicals Group in 1975, which he subsequently sold to Royal Dutch Shell in 1985, remaining as Managing Director until 1987. Mr. Cook received an M.A. in Natural Sciences from Trinity College Dublin.

There is no family relationship between any of our directors or executive officers.

Information concerning our executive officers and key employees is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005.

AUDIT COMMITTEE

The Company has a separately-designated standing Audit Committee, which consists of Mr. Greer (Chairperson), Mr. Cook and Dr. Roberts. The Board has determined that all members of the Audit Committee are “independent” as that term is defined in the listing standards of the Nasdaq National Market and also meet the additional criteria for independence of Audit Committee members set forth by the Securities and Exchange Commission. In addition, the Board of Directors has determined that Mr. Greer is an “audit committee financial expert” as defined by the Securities and Exchange Commission. Since the date of the Company’s Proxy Statement in connection with the Company’s Annual Meeting of Stockholders, there have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the NASD, and the Company.

Based solely on our review of Section 16(a) forms received by us and written representations that no other reports were required, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with.

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all employees, officers and Board members. A copy of the Code is available on our website at www.sirna.com and may be obtained upon request, without charge, by writing to us at Sirna Therapeutics, Inc., 185 Berry Street, Suite 6504, San Francisco, CA 94107. Amendments to the Code and any waivers from provisions of the Code requiring disclosure under applicable Securities and Exchange Commission and Nasdaq National Market rules will be disclosed on our website at www.sirna.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to or earned by the Company’s Chief Executive Officer and the four other most highly compensated executive officers whose annual compensation exceeded $100,000 in 2004 (the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation						Long-term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Comp. ($)		Shares Underlying Options Granted(#)*	All Other Comp. ($) (1)
Howard W. Robin Chief Executive Officer and President	2004 2003 2002	$358,110 351,051 344,500		$82,365 103,500 155,025	$135,776 135,776 181,203	(2) (2) (2)	40,000 1,434,166 62,834	$	— — —

Nassim Usman Chief Operating Officer and Senior Vice President (3)	2004 2003 2002	$263,652 257,842 254,000	$	— 50,800 76,200	$23,366 33,101 23,367	(4) (4) (4)	20,000 470,833 26,984		$6,501 5,997 5,500

Roberto Guerciolini, M.D. Chief Medical Officer and Senior Vice President (5)	2004 2003 2002	$217,115 — —		$60,000 — —	$345,632 — —	(6)	300,000 — —		$4,925 — —

Barry A. Polisky Chief Scientific Officer and Senior Vice President (7)	2004 2003 2002	$231,058 222,600 114,833		$53,144 55,650 53,000	$49,245 49,245 47,781	(8) (8) (8)	20,000 291,666 22,833		$8,000 6,999 6,502

Bharat M. Chowrira Chief Patent Counsel, Vice President Legal Affairs, and Corporate Secretary	2004 2003 2002	$220,500 210,000 191,938		$41,895 52,500 50,000	$35,829 34,829 33,854	(9) (9) (9)	20,000 250,000 13,683		$6,501 5,997 5,500

*	All option grant amounts reflect a reverse split ratio of one-for-six, effected April 16, 2003.
(1)	The “All Other Compensation” column shows the dollar value of matching contributions in common stock made by the Company under the 401(k) Savings Plan.
(2)	Includes for 2004 and 2003: (a) $80,000 for partial forgiveness of a loan, and (b) $55,776 for taxes related to the forgiveness of the loan. Includes for 2002: (a) reimbursement of relocation expenses of $17,220; (b) $14,876 for taxes related to relocation; (c) $80,000 for partial forgiveness of a loan; and (d) $69,107 for taxes related to the forgiveness of the loan.
(3)	Dr. Usman left the Company effective March 16, 2005.
(4)	Includes (a) $12,000 in each of 2004, 2003 and 2002 for partial forgiveness of a loan; (b) $18,101 in 2003 and $8,367 in 2004 and 2002 for taxes related to partial forgiveness of the loan; and (c) approximately $3,000 in each of 2004, 2003 and 2002 for dependent daycare expenses.
(5)	Dr. Guerciolini joined the Company on April 12, 2004.
(6)	Includes for 2004: (a) reimbursement of $202,395 of relocation expenses; (b) $141,112 for taxes related to relocation; and (c) $2,125 for dependent day care expenses.
(7)	Dr. Polisky joined the Company on June 17, 2002. He was promoted to Chief Scientific Officer and Senior Vice President of Research on March 17, 2005.
(8)	Includes: (a) $30,000 for forgiveness of a loan; and (b) $12,829 for taxes related to the forgiveness of the loan in each of 2004 and 2003. Includes for 2002: (a) imputed interest of $28,152 on a five year $150,000 forgivable loan; and (b) $19,629 for taxes related to the imputed interest on the loan.

(9)	Includes for 2004: (a) $20,000 for partial forgiveness of a loan; (b) $12,829 for taxes related to the forgiveness of the loan; and (c) $3,000 for dependent day care expenses. Includes for 2003: (a) $22,000 for partial forgiveness of a loan, and (b) $12,829 for taxes related to the forgiveness of the loan. Includes for 2002: (a) imputed interest of $18,768 on a five year $75,000 forgivable loan; (b) $13,086 for taxes related to the imputed interest on the loan; and (c) $2,000 for forgiveness of a loan.

The foregoing compensation table does not include certain fringe benefits made available on a non-discriminatory basis to all of the Company’s employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company may make available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The Company also did not include in the table the aggregate value of such benefits in the case of the executive officers, which cannot be precisely ascertained but which is the lesser of either $50,000 or 10% of the total annual salary and bonus paid to each such executive officer.

Option Grants Table

The following table contains information about stock options granted to each of the Named Executive Officers during 2004 under the Company’s stock option plan. The exercise price of each option was equal to the fair market value of the common stock on the date of the option grant as determined by the Board of Directors. The options are granted for a term of ten years, subject to earlier termination if employment is terminated. In 2004, the Company granted options representing an aggregate of 1,025,750 shares of the Company’s common stock to employees and directors, including the Named Executive Officers.

Option Grants in Last Fiscal Year

	Individual Grants			Expiration Date	Potential Realizable Value at Annual Rate of Stock Price Appreciation for Option Term(1)
	Number of Shares Underlying Options Granted (#)	% of Total Options Granted to Employees in 2004	Exercise Price ($/Share)		5%($)	10%($)
Howard W. Robin	40,000	3.9%	$5.15	01-22-2014	$129,552	$328,311
Nassim Usman (2)	20,000	1.9%	$5.15	01-22-2014	$64,776	$164,155
Roberto Guerciolini	300,000	29.2%	$4.20	04-12-2014	$792,407	$2,008,116
Barry A. Polisky	20,000	1.9%	$5.15	01-22-2014	$64,776	$164,155
Bharat M. Chowrira	20,000	1.9%	$5.15	01-22-2014	$64,776	$164,155

(1)	Amounts reported in these columns show hypothetical gains that may be realized upon exercise of the options, assuming the market price of common stock appreciates at the specified annual rates of appreciation, compounded annually over the term of the options. These numbers are calculated based upon rules promulgated by the SEC. Actual gains, if any, depend on the future performance of common stock and overall market conditions.
(2)	Dr. Usman left the Company effective March 16, 2005. Pursuant to his severance agreement, his option vesting period is extended for the duration of his severance period, which is defined as the earlier of nine months or upon his attainment of employment.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table contains information about the stock options exercised in 2004 and the number and value of stock options held by each Named Executive Officer as of December 31, 2004. A stock option is “in-the-money” if the closing market price of common stock exceeds the exercise price of the stock option. The value of “in-the-money” unexercised stock options set forth in the table represents the difference between the exercise price of these options and the closing sales price of the common stock on December 31, 2004, as reported by the Nasdaq National Market ($3.17 per share).

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2004(#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at December 31, 2004($) Exercisable/Unexercisable
Howard W. Robin	—	—	579,276 /1,021,895	$522,439 /$1,033,952
Nassim Usman (2)	—	—	213,171 / 338,043	$171,752 / $339,680
Roberto Guerciolini	—	—	0 / 300,000	$0 / $0
Barry A. Polisky	—	—	139,862 / 197,637	$132,219 / $184,230
Bharat M.Chowrira	—	—	125,936 / 167,680	$113,645 / $158,221

(1)	Value realized is the difference between the exercise price and the closing market price of the common stock on the day of exercise.
(2)	Dr. Usman left the Company effective March 16, 2005.

COMPENSATION OF DIRECTORS

In 2004, all non-employee directors received $5,000 for each Board meeting attended in person. In addition, Audit Committee members are paid $1,000 for participating in separate Committee meetings to review the quarterly and annual reports. Each non-employee director also received an initial stock option grant of 75,000 shares of common stock that vests monthly over three years. Mr. Greer received an additional grant for 50,000 shares of common stock that vested immediately and were at a 20% discount to the fair market value on the date of grant, as compensation for his duties as Audit Committee chairman. All options expire at the end of ten years.

EMPLOYMENT AGREEMENTS

Howard W. Robin, our Chief Executive Officer and President, amended his employment agreement with the Company on February 11, 2003 which became effective upon the consummation of our private placement financing on April 21, 2003.

Pursuant to the employment agreement, as amended, he is entitled to the following:

•	an annual base salary of $358,110 subject to increase at the discretion of the Board of Directors;

•	annual bonuses of up to 30% of his then current base salary;

•	stock options for common stock as reflected in the tables elsewhere in this proxy statement;

•	employee benefits, including term life insurance in the amount of $500,000;

•	pursuant to his employment agreement with the Company dated January 4, 2001, as amended, the $400,000 interest-free loan he previously received from the Company will be forgiven over a specified period of time ($320,000 of the loan has been forgiven as of April 19, 2005) and the Company also shall make a “gross-up” payment to Mr. Robin equal to his tax liability associated with such forgiveness;

•	upon a termination “without cause” or his leaving “for good reason,” 50% of his unvested stock options shall vest, the outstanding balance of the interest-free loan shall be forgiven and the Company shall pay him the “gross-up” payment; he shall receive his base salary plus a bonus for twelve (12) months after termination, subject to (a) increase if there is a change of control of the Company within twelve (12) months of termination, or (b) decrease if he obtains other employment during the severance period; and

•	upon a change of control of the Company, all of his unvested stock options shall vest one (1) year after the change of control, the interest-free loan will be forgiven and the “gross-up” payment will be made; and, if the change of control results in his termination, he will receive his severance payment as described above and all of his unvested stock options will vest immediately.

Nassim Usman, our former Chief Operating Officer and Senior Vice President, amended his employment agreement with the Company on February 11, 2003 which became effective upon the consummation of our private placement financing on April 21, 2003. Pursuant to the employment agreement, as amended, he was entitled to the following:

•	an annual base salary of $263,652 subject to increase at the discretion of the Board of Directors;

•	annual bonuses of up to 20% of his then current base salary;

•	stock options for common stock as reflected in the tables elsewhere in this proxy statement;

•	employee benefits, including term life insurance in the amount of $500,000;

•	the $60,000 interest-free loan he previously received from the Company was forgiven pursuant to his employment agreement with the Company dated as of May 2, 1996, as amended on May 30, 1997 and September 30, 1999, over a specified period of time and the Company also made a “gross-up” payment to Mr. Usman equal to his tax liability associated with such forgiveness;

•	upon a termination “without cause” or his leaving “for good reason,” his unvested stock options shall continue to vest on a monthly basis during an applicable nine (9) or twelve (12) month severance period; he shall receive his base salary plus a bonus for nine (9) months after termination, subject to (a) increase if there is a change of control of the Company within twelve (12) months of termination, or (b) decrease if he obtains other employment during the severance period; and the Company shall continue to pay for all costs related to maintaining healthcare coverage for him and his dependents for a period no longer than eighteen (18) months; and

•	upon a change of control of the Company, all of his unvested stock options shall vest immediately if he terminates his employment “for good reason” within six (6) months after the change of control or if, under some circumstances, the Company terminates his employment other than “for cause,” and, if the change of control results in his termination, he will receive his severance payment as described above and all of his unvested stock options will vest immediately.

Dr. Usman stepped down from his position effective as of March 16, 2005 (the “Severance Date”). On March 30, 2005, the Company entered into an Addendum (the “Addendum”) to the Employment Letter dated February 11, 2003, as Amended by Letter dated April 14, 2003, with Dr. Usman.

The Addendum provides, in general, for

•	payment of accrued but unpaid salary and vacation time as of the Severance Date;

•	continued vesting of unvested stock options from the Severance Date through the earlier of December 15, 2005 or Dr. Usman obtaining other comparable employment (the “Severance Period”);

•	an extension of the option exercise period for up to three (3) years following the Severance Period;

•	a severance payment equal to the aggregate of (i) Dr. Usman’s 2004 base salary and (ii) $19,050, paid in monthly installments, subject to reduction if Dr. Usman obtains other employment during the Severance Period;

•	the engagement of Dr. Usman as a consultant to the Company for up to three (3) years following the termination of the Severance Period, at an annual rate of $10,000 per year, in addition to symposium fees and reimbursement of reasonable expenses;

•	healthcare coverage for up to eighteen (18) months following the Severance Date; and

•	six (6) months of outplacement assistance, at a cost not to exceed $4,000.

The Addendum further provides for a waiver and release of claims against the Company by Dr. Usman and a reaffirmance of Dr. Usman’s continuing obligations under previously executed agreements, including confidentiality, assignment of inventions and non-competition, as well as an agreement to arbitrate any disputes arising under the Addendum.

Martin Schmieg, our former Chief Financial Officer and Senior Vice President, entered into a letter employment agreement with the Company on August 19, 2004 (the “Letter Agreement”). The Letter Agreement sets forth the terms of Mr. Schmieg’s employment with the Company, and provides for:

•	an annual salary of $250,000;

•	participation in the company-wide bonus plan with an initial target of 25% of his annual salary;

•	an option to purchase 250,000 shares of the Company’s common stock, subject to a four (4) year vesting schedule;

•	participation in the Company’s health, insurance and employee benefit plans;

•	acceleration of up to nine (9) months of vesting of his option pursuant to his termination without cause and the acceleration of up to 50% of his unvested option or the continued vesting of his option for twelve (12) months in connection with his termination following a change of control of the Company; and

•	reimbursement of certain moving expenses.

Mr. Schmieg resigned his position with the Company effective April 15, 2005. He received no severance or accelerated vesting of his option.

Roberto Guerciolini, our Chief Medical Officer and Senior Vice President entered into a letter employment agreement with the Company on March 12, 2004 (the “Letter Agreement”). The Letter Agreement sets forth the terms of Dr. Guerciolini’s employment with the Company, which provides for:

•	an annual salary of $300,000;

•	participation in the company-wide bonus plan with an initial target of 25% of his annual salary;

•	an option to purchase 300,000 shares of the Company’s common stock, subject to a four (4) year vesting schedule;

•	participation in the Company’s health, insurance and employee benefit plans;

•	acceleration of up to nine (9) months of vesting of his option pursuant to his termination without cause and the acceleration of up to 50% of his unvested option or the continued vesting of his option for twelve (12) months in connection with his termination following a change of control of the Company; and

•	the reimbursement of certain moving expenses.

The Letter Agreement will continue to govern the terms of Dr. Guerciolini’s employment with the Company while he serves as Senior Vice President and Chief Medical Officer.

Barry M. Polisky was promoted to the position of Chief Scientific Officer and Senior Vice President of Research effective as of March 17, 2005. In connection with his previous position of Senior Vice President of Research, Mr. Polisky entered into a letter employment agreement in June 2002. Pursuant to the agreement, as amended, he is entitled to the following:

•	an annual base salary of $231,059 subject to increase at the discretion of the Board of Directors;

•	annual bonuses of up to 25% of his then-current base salary;

•	stock options for common stock as reflected in the tables elsewhere in this Proxy Statement;

•	employee benefits, including term life insurance in the amount of $500,000;

•	an interest-free loan of $150,000 made in July 2002 prior to Mr. Polisky’s appointment as an executive officer of the Company, forgiven in five (5) equal annual installments (a total of $60,000 has been forgiven as of April 19, 2005), grossed-up for taxes, as long as Dr. Polisky remains employed by the Company; and

•	upon termination “without cause,” nine (9) months’ severance pay at his then current salary.

Mr. Polisky and the Company contemplate entering into an amended letter employment agreement in connection with his promotion, the terms of which are currently being negotiated.

Bharat M. Chowrira, our Chief Patent Counsel, Vice President, Legal Affairs and Corporate Secretary, entered into a letter employment agreement in April 2002. Pursuant to the agreement, as amended, he is entitled to the following:

•	an annual base salary of $220,500 subject to increase at the discretion of the Board of Directors;

•	annual bonuses of up to 25% of his then current base salary;

•	stock options for common stock as reflected in the tables elsewhere in this proxy statement;

•	employee benefits, including term life insurance in the amount of $500,000;

•	interest-free loans of $75,000 and $25,000 made in April 2002 and June 2002, respectively, prior to Dr. Chowrira’s appointment as an executive officer of the Company, forgiven in five (5) equal annual installments (a total of $40,000 has been forgiven as of April 19, 2005), grossed-up for taxes, as long as Dr. Chowrira remains employed by the Company; and

•	upon termination “without cause,” nine (9) months severance pay at his then current salary.

Marvin Tancer, our former Chief Financial Officer and Vice President of Operations, stepped down from his position effective as of December 31, 2003 (the “Severance Date”). On February 11, 2004, the Company entered into an Addendum to the Employment Letter (the “Addendum”), with Mr. Tancer.

The Addendum provides, in general, for

•	payment on February 27, 2004 of Mr. Tancer’s 2003 bonus equal to $25,270;

•	continued vesting of unvested stock options from the Severance Date through the earlier of September 30, 2004 or Mr. Tancer obtaining other comparable employment (the “Severance Period”);

•	an extension of the option exercise period for ninety (90) days following the Severance Period;

•	a severance payment equal to the aggregate of (i) Mr. Tancer’s 2003 base salary of $266,000 and (ii) an annual target bonus equal to 20% of Mr. Tancer’s 2003 base salary, paid in monthly installments, for the duration of the Severance Period;

•	healthcare coverage for Mr. Tancer’s son, for the duration of the Severance Period; and

•	six (6) months of outplacement assistance, at a cost not to exceed $6,000.

The Addendum further provides for a waiver and release of claims against the Company by Mr. Tancer and a reaffirmance of Mr. Tancer’s continuing obligations under previously executed agreements, including confidentiality and assignment of inventions, as well as an agreement to arbitrate any disputes arising under the Addendum.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee was at any time during fiscal 2004 an officer or employee of the Company. In addition, none of our executive officers serves as a member of the Board of Directors or Compensation Committee of any company that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended.

Responsibilities and Objectives. The Committee establishes and administers the general compensation policies and plans for the Company and the specific compensation levels for the executive officers and other key employees. The Committee is responsible for conducting, at a minimum, annual reviews of executive compensation and for taking certain actions regarding the compensation of senior executives of the Company. The Committee determines the salary levels for senior executives, and other key employees, and the types and amounts of cash and other bonuses to be distributed to these individuals in accordance with the Bonus Plan. The Committee also determines grants of stock options pursuant to the stock option plan.

The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.sirna.com.

This report is submitted by members of the Committee summarizing their involvement in the compensation decisions and policies adopted by the Company for the Company’s executive officers.

General Policy. The Company’s executive compensation practices are designed to reward and provide an incentive for executives based on the achievements of annual and long-term corporate and individual performance goals. Compensation levels for executives are established after giving consideration to a variety of quantitative measures including, but not limited to, Company financial and operating performance, peer group comparisons and labor market conditions. Before making decisions, the Committee elicits the recommendations and advice of the CEO regarding appropriate or desired levels of compensation for management personnel generally. The Committee has complete access to all necessary Company personnel records, financial reports and other data, and may seek the advice of experts and analysts.

The ultimate purpose of the Company’s compensation structure is to attract and retain executives of the highest caliber and to motivate these executives to put forth maximum effort toward the achievement of Company goals identified through the strategic planning process of the Board and management. Also, the compensation design emphasizes long-term incentives in the form of stock options that will encourage these individuals to maintain their focus on the paramount importance of long-term stockholder interests.

Under Section 162(m) of the Internal Revenue Code, the Company may not receive a federal income tax deduction for compensation paid to the Chief Executive Officer or any of the four most highly compensated executive officers to the extent that any of the persons receive more than $1,000,000 in compensation in any one year. However, if the Company pays compensation that is “performance-based” under Section 162(m) it can receive a federal income tax deduction for the compensation paid even if such compensation exceeds $1,000,000 in a single year. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible on the Company’s federal income tax.

Components of Compensation. In evaluating executive compensation, the Committee focuses upon several fundamental components: salary, annual bonus and long-term incentive compensation consisting of stock options. The Committee’s recommendations are offered to the full Board of Directors and are ultimately ratified, changed or rejected by the full Board.

Salary levels for senior executives and other officers are reviewed by the Committee annually. The Company has entered into employment agreements with its executive officers, as amended from time to time, which set forth the salary level for each executive. In establishing salary levels, the Committee has relied upon salary survey data and other publicly available information. The Committee also considers the experience of each executive officer as well as his or her past performance and expected future performance.

The annual bonus component of executive compensation has historically been provided to an executive, if and as appropriate, for obtaining pre-determined corporate and individual goals. The Committee typically determines whether annual bonuses will be awarded to executives for attainment of these goals at the end of each year. Pursuant to the Bonus Plan, the Committee may award bonuses comprised of cash, stock options and loan forgiveness based on the executive officer’s fulfillment of annual goals previously established by the Committee. At that time, the Committee also sets the performance goals for the upcoming year.

The third component of the Company’s executive compensation strategy is long-term incentive compensation pursuant to which executives receive stock options pursuant to the 2001 Stock Option Plan which are tied to the long-term appreciation of the value of the Company’s common stock. The 2001 Stock Option Plan offers executives the possibility of future gains depending upon the executives’ continued employment by, and contributions to, the Company. The Committee believes that a portion of the total compensation of senior executives over a period of years should consist of such long-term incentive awards.

Executive officers of the Company also are permitted to participate in the Purchase Plan which is open to all of the Company’s full-time employees. The Purchase Plan enables the Company’s employees, including executive officers, to acquire Company common stock at a discount to the market price by allocating up to 15 % of their base salary (subject to certain limits) to the acquisition of such stock.

Review of Executive Compensation. The Committee, in making its recommendations and determinations at year end 2004 regarding executive compensation, was influenced by a few primary considerations, namely, that executive management completed the principal goals to file the Sirna-027 Investigational New Drug application with the Food and Drug Administration and advanced toward the clinic other product candidates in the Company’s pipeline, advanced our knowledge of RNAi biology and expanded fundamental RNAi design technologies. However, the Committee also contemplated other factors such as the Company’s market capitalization and the Company’s year-end cash position.

In light of the results in 2004, and in consideration of the Company’s cash burn rate, executive management volunteered, and the Committee concurred, that no increases in executive compensation were practical for 2005. However, the Committee approved bonuses that it believes reflected appropriate rewards for management’s performance in 2004. The Committee also granted stock options to the executive officers in February 2004.

Compensation of Chief Executive Officer. In assessing appropriate types and amounts of compensation for the Chief Executive Officer, the Committee evaluates both corporate and individual performance. Corporate factors included in the evaluation are (i) progress and number of products in clinical and preclinical development, (ii) levels and quality of research, and (iii) current and potential funds raised in equity offerings and collaborations. Individual factors include initiation and implementation of successful business strategic partnerships, maintenance of an effective management team and various personal qualities, including leadership, commitment and professional standing.

Conclusion. For these and other reasons, the Committee concurred with management’s recommendation to waive executive compensation increases and approved the continuation of Mr. Robin’s salary of $358,110 in 2005. In addition, the Committee approved and recommended payment of an $82,365 cash bonus to Mr. Robin. The Committee also granted stock options for 50,000 shares of common stock under the 2001 Stock Option Plan to Mr. Robin in February 2005. The Committee believes that these compensation amounts and awards reflect appropriate levels given the Company’s performance in 2004 and the individual performance of management. The Committee also believes that these awards evidence the Committee’s philosophy to emphasize long-term incentive rewards tied to the Company’s performance.

Compensation Commitee
Bryan Roberts, Chairperson
James Niedel
R. Scott Greer

PERFORMANCE GRAPH

The following line graph presents the cumulative total stockholder return for the Company’s common stock since December 31, 1999, compared with the Nasdaq Composite (US) index and Nasdaq Biotech index. Trade prices are not always disclosed to management. The graph assumes that $100 was invested on December 31, 1999 and that dividends were reinvested.

	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
Sirna Therapeutics, Inc.	$100.00	$136.31	$43.52	$2.29	$8.25	$5.03
Nasdaq Biotech	$100.00	$122.99	$103.06	$56.35	$82.12	$87.16
Nasdaq Composite	$100.00	$60.71	$47.93	$32.82	$49.23	$53.46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the shares of our common stock beneficially owned by (1) each of our directors (including the director nominees), (2) our Chief Executive Officer and each of the Named Executive Officers, (3) all of our directors and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding stock. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of April 19, 2005.

Name and Address	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding (2)
Sprout Group (3) 11 Madison Avenue, 26th Floor New York, New York 10010	14,573,724	33.1%
Venrock Associates (4) 30 Rockefeller Plaza, Suite 5508 New York, New York 10112	7,486,122	17.5%
Oxford Bioscience Partners (5) 222 Berkeley Street, Suite 1650 Boston, Massachusetts 02116	5,515,683	13.0%
Techno Venture Management (6) 101 Arch Street, Suite 1950 Boston, Massachusetts 02110	3,047,665	7.2%
James Niedel (3)	14,627,891	33.2%
Bryan Roberts (4)	7,540,289	17.6%
Douglas Fambrough (5)	5,569,850	13.1%
R. Scott Greer (7)	123,263	*
Jeremy L. Curnock Cook (8)	60,833	*
Howard W. Robin (9)	760,389	1.8%
Nassim Usman (10)	271,264	*
Martin Schmieg (11)	3,137	*
Roberto Guerciolini (12)	98,795	*
Barry A. Polisky (13)	192,651	*
Bharat M. Chowrira (14)	177,122	*
Current executive officers and directors as a group (11 persons) (15)	29,425,484	61.6%

*	Less than 1%.
(1)	Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. The business address for each of the Company’s directors and officers listed in the table is 185 Berry Street, Suite 6504, San Francisco, California 94107.
(2)	Applicable percentages are based on 41,536,389 shares of common stock outstanding on April 19, 2005, adjusted as required by SEC rules.
(3)	The number of shares beneficially owned consists of 11,237,333 shares and 2,265,664 shares of common stock issuable upon the exercise of warrants held by Sprout Capital IX, L.P., a limited partnership; 518,946 shares and 104,628 shares of common stock issuable upon the exercise of warrants held by Sprout IX Plan Investors, L.P., a limited partnership; 44,286 shares and 8,928 shares of common stock issuable upon the exercise of warrants held by Sprout Entrepreneurs Fund, L.P., a limited partnership; and 24,630 shares and 4,966 shares of common stock issuable upon the exercise of warrants held by DLJ Capital Corporation (collectively “Sprout”), which warrants are immediately exercisable. In addition, amount includes 303,210 shares and 61,133 shares of common stock issuable upon the exercise of warrants held by Dr. James Niedel, a director of Company and a Venture Partner of each partnership, which warrants are immediately exercisable. In addition, includes options to purchase 54,167 shares held by Dr. Niedel exercisable within 60 days of April 19, 2005. Except for shares he holds directly, Dr. Niedel expressly disclaims beneficial ownership of the shares held by Sprout.
(4)	Share ownership for Venrock Associates and related parties is given as of December 30, 2004, and was obtained from a Schedule 13D/A, filed on January 4, 2005 with the Securities and Exchange Commission. According to the Schedule 13D/A, the number of shares beneficially owned consists of 5,038,805 shares and 950,093 shares of common stock issuable upon the exercise of warrants held by Venrock Associates III, L.P., a limited partnership, which warrants are immediately exercisable; 1,133,731 shares and 213,771 shares of common stock issuable upon the exercise of warrants held by Venrock Associates, a limited partnership, which warrants are immediately exercisable; and 125,970 shares and 23,752 shares of common stock issuable upon the exercise of warrants held by Venrock Entrepreneurs Fund III, L.P., a limited partnership (collectively “Venrock”), which warrants are immediately exercisable. In addition, includes options to purchase 54,167 shares held by Dr. Roberts exercisable within 60 days of April 19, 2005. Dr. Roberts is one of our directors and a General Partner of Venrock Associates and a Member of Venrock Management III LLC and VEF Management III LLC, which is the General Partner of Venrock Associates III, L.P. and Venrock Entrepreneurs Fund III, L.P., respectively. He expressly disclaims beneficial ownership of the shares held by Venrock except to the extent of his pecuniary interest therein arising from his general partnership or member interests therein.
(5)	Share ownership for Oxford Bioscience Partners and related parties is given as of December 30, 2004, and was obtained from a Schedule 13D/A, filed on January 6, 2005 with the Securities and Exchange Commission. According to the Schedule 13D/A, the number of shares beneficially owned consists of 4,569,545 shares and 891,346 shares of common stock issuable upon the exercise of warrants held by Oxford Bioscience Partners IV L.P., a limited partnership, which warrants are immediately exercisable and 45,849 shares and 8,943 shares of common stock issuable upon the exercise of warrants held by mRNA Fund II L.P., a limited partnership, which warrants are immediately exercisable. OBP Management IV L.P. serves as the General Partner of each partnership (collectively “Oxford”). In addition, includes options to purchase 54,167 shares held by Dr. Fambrough exercisable within 60 days of April 19, 2005. Dr. Fambrough is one of our directors and a Principal of Oxford and expressly disclaims beneficial ownership of the shares held by Oxford except to the extent of his pecuniary interest therein arising from his general partnership interests therein.
(6)	Consists of 2,525,253 shares and 522,412 shares of common stock issuable upon the exercise of warrants held by TVM V Life Science Ventures GmbH & Co., KG, a limited partnership, which warrants are exercisable within 60 days of April 19, 2005.
(7)	Includes options to purchase 54,167 shares held by Mr. Greer exercisable within 60 days of April 19, 2005.
(8)	Includes options to purchase 60,833 shares held by Mr. Cook exercisable within 60 days of April 19, 2005.
(9)	Includes options to purchase 746,728 shares held by Mr. Robin exercisable within 60 days of April 19, 2005.
(10)	Includes options to purchase 264,498 shares exercisable within 60 days of April 19, 2005 and 6,766 shares held by Dr. Usman under our 401(k) Plan.
(11)	Includes options to purchase 2,500 shares held by Mr. Schmieg exercisable within 60 days of April 19, 2005 and 637 shares held by Mr. Schmieg under our 401(k) Plan.

12)	Includes options to purchase 89,833 shares exercisable within 60 days of April 19, 2005 and 1,544 shares held by Dr. Guerciolini under our 401(k) Plan
(13)	Includes options to purchase 186,944 shares exercisable within 60 days of April 19, 2005 and 5,373 shares held by Dr. Polisky under our 401(k) Plan.
(14)	Includes options to purchase 164,354 shares exercisable within 60 days of April 19, 2005 and 6,766 shares held by Dr. Chowrira under our 401(k) Plan.
(15)	Includes options to purchase 1,732,358 shares by all current directors and officers as a group that are exercisable within 60 days of April 19, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Loans. The Company has previously made interest-free loans to certain of its executive officers. These loans are not prohibited by the Sarbanes-Oxley Act of 2002 because they were made prior to the effectiveness of the prohibition. The Company has forgiven all or a portion of the outstanding principal amount of each loan under the terms of each executive officer’s employment agreement. See “Employment Agreements” in Item 11 above.

Name	Loan Amount		Balance as of April 19, 2005
Howard W. Robin	$400,000	(1)	$80,000
Nassim Usman	$60,000	(2)	$—
Barry A. Polisky	$150,000	(3)	$90,000
Bharat M. Chowrira	$100,000	(4)	$60,000

(1)	$80,000 forgiven in each of January 2002, 2003, 2004 and 2005.
(2)	$12,000 forgiven in each of October 2000, 2001, 2002, 2003 and 2004.
(3)	$30,000 forgiven in each of July 2003 and 2004.
(4)	$15,000 forgiven in each of April 2003 and 2004; $5,000 forgiven in each of June 2003 and 2004.

Indemnity Agreements. The Company has entered into indemnity agreements with each of its officers (including the Named Executive Officers) and directors (and affiliated venture funds, if applicable) which provide, among other things, that the Company will indemnify such officer or director (and affiliated venture funds, if applicable) under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she and their affiliated venture funds, if any, is or may be made a party to by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s bylaws.

Transaction with Targeted Genetics

In January 2005, the Company entered into a collaboration with Targeted Genetics Corporation to develop siRNAs targeting Huntington’s disease gene using an adeno-associated virus (AAV) vector. Under the terms of the collaboration, the Company and Targeted Genetics will share the costs and revenues associated with research and development of AAV-based siRNA product for the treatment of Huntington’s disease. Jeremy Curnock Cook, a member of our Board of Directors and Audit Committee, is the Chairperson of the board of directors of Targeted Genetics. Mr. Cook introduced the Company to Targeted Genetics but did not assist in the negotiations and removed himself from the Company’s board approval process. Mr. Curnock Cook has not received any compensation or other benefits, directly or indirectly, as a result of such collaboration. The Audit Committee has determined that the terms of this transaction have not altered Mr. Curnock Cook’s status as an independent director under applicable Nasdaq Stock Market and SEC regulations. Mr. Curnock Cook did not participate in such determination.

Warrant Exchange Transaction

On December 30, 2004, the Company entered into a Warrant Exchange Agreement with the Sprout Group, Venrock Associates, Oxford Bioscience Partners, Granite Global Ventures and James Niedel (collectively, the “Warrant Holders”) to exchange existing warrants to purchase shares of our common stock held by the Warrant Holders for new warrants. Each Warrant Holder exchanged its existing warrants for (1) one warrant exercisable for the same number of shares into which such Warrant Holder’s existing warrant was exercisable (except that the Sprout Group and James Niedel each exchanged only 25% of their existing warrants) (the “First Replacement Warrants”) and (2) one warrant exercisable for 110% of the number of shares into which such Warrant Holder’s existing warrant was exercisable (except that the Sprout Group and James Niedel each received approximately 27.5% of their existing warrants) (the “Second Replacement Warrants”). The First Replacement Warrants were exercisable at an exercise price of $2.52, but only for cash and only if exchanged on or before February 7, 2005. On December 30, 2004, the Warrant Holders exercised all of the First Replacement Warrants for 2,703,479 shares of our common stock, for an aggregate exercise price of approximately $6.8 million. The Second Replacement Warrants are exercisable at an exercise price of $3.85 (subject to downward adjustment) and expire on December 30, 2009. On December 30, 2004, a special committee of independent, disinterested members of our Board of Directors recommended that the terms of the exchange of the warrants be approved by our Board of Directors. The Board of Directors adopted the recommendations of the special committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the following services during fiscal 2004 and fiscal 2003:

	2004	2003
Audit Fees (a)	$166,219	$213,197
Audit Related Fees (b)	$18,000	$20,000
Tax Fees (c)	$—	$11,342
All Other Fees	$—	$—

(a) Audit Fees. Consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports; statutory audits or financial audits for subsidiaries or affiliates of the Company; services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings; consultation concerning accounting or disclosure treatment of transactions or events and actual or potential impact of final or proposed rules, standards or interpretations by the SEC, the Financial Accounting Standards Board, or other regulatory or standard setting bodies; and assistance with and review of documents provided to the SEC in responding to SEC comments.

(b) Audit-Related Fees. Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include financial statement audits of employee benefit plans, internal control reviews and assistance with internal controls reporting requirements.

(c) Tax Fees. Consist of preparing the Company’s federal and state tax returns.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services performed by the independent registered public accounting firm, and the fees paid by the Company for such services, in order to assure that the provision of such services does not impair the auditor’s independence. Under the policy, at the end of the previous fiscal year the Audit Committee pre-approves audit services, audit-related services and tax services for the next fiscal year. Pre-approval is detailed as to the particular service or category of services, and the Audit Committee periodically reviews the list of pre-approved services. All other services, as well as any other audit services, audit-related services or tax services not pre-approved by the Audit Committee, must be separately pre-approved by the Audit Committee.

Pre-approved fee levels for all pre-approved services are established periodically by the Audit Committee. The Audit Committee periodically reviews fees incurred to date for pre-approved services. Any proposed services exceeding the pre-approved fee levels require further pre-approval by the Audit Committee. With respect to each service for which separate pre-approval is proposed, the independent registered public accounting firm will provide a detailed description of the services to permit the Audit Committee to assess the impact of the services on the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members and has delegated such authority to the Chairperson of the Audit Committee. The Audit Committee member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at the next scheduled meeting. The Audit Committee does not delegate its pre-approval responsibilities to management of the Company.

During the last fiscal year, no services were provided by Ernst & Young LLP that were approved by the Audit Committee pursuant to the de minimis exception to pre-approval contained in the SEC’s rules.

The Audit Committee of the Board has considered whether provision of the services described in sections (b) and (c) of “Audit Fees” above is compatible with maintaining the independent registered public accounting firm’s independence and has determined that such services have not adversely affected Ernst & Young LLP’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) EXHIBITS

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Boulder, Colorado, on April 29, 2005.

SIRNA THERAPEUTICS, INC.

By:	/s/ HOWARD W. ROBIN
Howard W. Robin
Chief Executive Officer and President

EXHIBIT INDEX

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002