Form 10-Q
period 2005-03-31
SIRNA THERAPEUTICS INC
filed 2005-05-16
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

______________________________________________________________________________________________________

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2005 was 41,597,887.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$10,046	$16,817
Securities available-for-sale	14,862	19,266
Accounts receivable	312	66
Inventories	590	374
Prepaid expenses and other current assets	382	527

Total current assets	26,192	37,050

Property, plant and equipment, net	2,397	2,507

Notes receivable-related parties	130	210
Deferred patent costs, net	848	946
Other assets	858	844

Total assets	$30,425	$41,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable-trade	$1,024	$978
Accrued expenses	2,102	2,541
Deferred revenue, current portion	55	281
Current portion of convertible long-term debt	—	3,055

Total current liabilities	3,181	6,855

Other long term liabilities	275	375

Stockholders’ equity
Common stock	415	414
Additional paid-in capital	289,117	288,599
Unrealized loss on securities available-for-sale	(30)	(27)
Accumulated deficit	(261,216)	(253,207)
Unearned compensation	(1,317)	(1,452)

Total stockholders’ equity	26,969	34,327

Total liabilities and stockholders’ equity	$30,425	$41,557

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues:
Contract revenues	$43	$29
Contract revenues – manufacturing	465	289

Total revenues	508	318

Expenses:
Cost of goods sold	394	231
Research and development	6,104	4,459
General and administrative	2,170	1,561

Total expenses	8,668	6,251

Operating loss	(8,160)	(5,933)

Other income (expense):
Interest income, expense and other expense	150	(4)

Net loss	$(8,010)	$(5,937)

Net loss per share (basic and diluted)	$(0.19)	$(0.19)

Shares used in computing
net loss per share	41,532	31,771

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Operating Activities
Net loss	$(8,010)	$(5,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	428
Compensation related to common stock and options	186	106
Purchase of license through issuance of stock	488	—
Compensation for forgiveness of notes receivable-related parties	80	80
Accrued interest included in convertible debt	20	60
Changes in operating assets and liabilities:
Accounts receivable	(246)	84
Inventory	(216)	—
Prepaid expenses and other current assets	130	180
Accounts payable-trade	46	(338)
Accrued expenses	(539)	(585)
Deferred revenue	(225)	22

Net cash used in operating activities	(7,822)	(5,900)

Investing activities
Additions to property, plant and equipment	(185)	(90)
Additions to deferred patent costs	(71)	(41)
Net sales of securities available-for-sale	6,398	7,503
Net purchases of securities available-for-sale	(1,997)	(4,901)

Net cash provided by investing activities	4,145	2,471

Financing activities
Net proceeds from issuance of common and preferred stock	(19)	116
Conversion of debt	5	15
Payments under loan facilities	(3,080)	(1,117)

Net cash used in financing activities	(3,094)	(986)

Net decrease in cash and cash equivalents	(6,771)	(4,415)
Cash and cash equivalents at beginning of period	16,817	18,793

Cash and cash equivalents at end of period	$10,046	$14,378

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and disclosures thereto included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 2:	Liquidity

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

Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives, which include the completion of development and commercialization of its product candidates and the continuation of its research and development programs. Management plans on raising additional funds to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

Note 3:	Inventories

The Company’s inventories are as follows (in thousands):

	March 31, 2005	December 31, 2005
Raw materials	$97	$135
Work in progress	482	228
Finished goods	11	11

Total inventories	$590	$374

Note 4:	Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the period ending March 30, 2005, the Company has elected to follow the intrinsic value method prescribed by APB 25. However, in 2006, the Company will be required to adopt SFAS No. 123(R) which requires stock based compensation to be recognized in the financial statements.

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

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Net loss as reported	$(8,010)	$(5,937)
Add: Stock-based employee compensation expense included in reported income	186	106
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(872)	(1,059)

Pro forma net loss	$(8,696)	$(6,890)

Pro forma loss per share (basic and diluted)	$(0.21)	$(0.22)

In February 2003, the Company, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics and related recapitalization, granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which was granted on April 16, 2003. Related to the February 2003 grants, the Company recorded compensation expense of $186,000 for the three-month period ended March 31, 2005. As of March 31, 2005, $1.3 million of unearned compensation is deferred and will be expensed as the options vest, generally over the next three to four years.

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

For the three month period ended March 31, 2004, the Company reclassified net patent expense of $415,000, from research and development to general and administrative expense.

Note 7:	Subsequent Event

In May 2005, in an effort to reduce expenses, the Company executed a restructuring of its programs and a reduction in force. Eleven employees were included in the termination, resulting in an annualized salary and benefits savings of $2.1 million. Severance and other costs related to the reduction in force will be $350,000. As a result of the restructuring and the reduction in force, the Company projects that its net cash expenditure in 2005 will be approximately $23.7 million, expects to reduce budgeted expenditure in 2005 by approximately $5.5 million (net of severance costs), and anticipates budgeted expense reductions in future years, in each case subject to significant variation resulting from, among other things, product development and access to capital markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under “Risk Factors” in this Quarterly Report on Form 10-Q and under “Item 1. Business-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it is made.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the Company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended March 31, 2005 compared to the same period in 2004, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”

Business Overview

RNA Interference

RNA interference (RNAi) is a natural, selective process for turning off genes. RNAi is triggered by short interfering RNA (siRNA) molecules that engage a group of cellular proteins, known as RISC (RNA induced silencing complex). The RISC guides the siRNA to its target messenger RNA (mRNA, the messenger between DNA and proteins) by complementary base pairing for the targeted break-up of the mRNA thus halting protein expression or viral replication. The RISC-siRNA-complex binds and cleaves multiple mRNA molecules in a catalytic fashion.

Harnessing the natural phenomenon of RNAi through the targeted delivery of synthetic siRNAs holds potential for a new and important future class of drugs. Although there is widespread use of RNAi-based reagents for target validation in drug discovery, the development of RNAi-based pharmaceuticals for therapeutic uses to treat disease is currently in an early stage of development.

Product Candidate Programs

We are seeking to develop new drugs using siRNAs that address significant and unmet medical needs. We are continuing our progress from an early-stage research company to a development company and have recently announced that we are refocusing our efforts around core programs. These programs, which are our most advanced, are in the following areas:

•	Age-related Macular Degeneration. Our first program to advance into the clinic targets age-related macular degeneration (AMD), a degenerative eye disease that is the leading cause of blindness in the elderly in the United States. In November 2004, we initiated Phase 1 testing of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway. We plan to advance Sirna-027 into Phase 2 clinical trials by mid-2006.

•	Hepatitis C. Hepatitis C is a liver disease caused by the hepatitis C virus (HCV) and, when chronic, may ultimately cause cirrhosis or liver cancer. In the US, an estimated 3.9 million (1.8%) have been infected with HCV, of whom 2.7 million are chronically infected. In 2003, in the US alone, 30,000 new cases of HCV were diagnosed. Current combination therapies can get rid of the virus in only 50% of patients treated. We are in the preclinical stages of development of siRNAs that target the viral RNA to treat the hepatitis C infection. We plan to begin Phase 1 clinical trials for a product candidate targeting HCV by the end of 2006.

•	Dermatology (Hair Removal). In December 2004, we launched a dermatology division following the acquisition of Skinetics Biosciences, Inc. (Skinetics). Our first dermatology program is focused on the permanent removal of unwanted hair. Skinetics founder, and a leader in the field of hair biology, Dr. Angela Christiano of Columbia University, is an exclusive consultant to Sirna. We are in the preclinical stages of developing siRNA targeting the “hairless” protein. We plan to file an investigational new drug (IND) with the FDA by the end of 2006.

Our earlier stage programs - Huntington’s disease, asthma, oncology and diabetes - will be advanced with a combination of internal and external support. In Huntington’s disease, in January 2005 we entered into a collaboration with Targeted Genetics Corporation for the development of adeno-associated viral (AAV) vector delivery of siRNAs that target the expression of Huntington’s protein. We are also collaborating with Dr. Beverly Davidson at the University of Iowa, who has published data in this area. In asthma, we are in the preclinical stages of developing a drug candidate to treat asthma via local delivery and are working with Dr. Erwin Gelfand of the National Jewish Medical & Research Center to test siRNAs that target inflammation and bronchconstriction in the airways. In oncology we have a collaboration with Eli Lilly and Company as described below.

Collaborations

Eli Lilly and Company In January 2004, we initiated a collaboration with Lilly to apply our RNAi technology against Lilly’s proprietary models in oncology. Under the terms of the eighteen-month collaboration, Lilly is providing oncology targets, preclinical in vivo models and research funding. We are providing the RNAi expertise and a non-exclusive research license for our oncology technologies during the term of the collaboration. The goal is to establish a proof of concept that could lead to the development of novel RNAi therapies for oncology. To date, the collaboration has demonstrated target mRNA knockdown in vitro in human and mouse cell lines. Demonstration of in vivo target knockdown is currently in progress. Under the terms of the agreement with Lilly, we may receive $1.8 million in August 2005 upon the completion of certain milestones.

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

Process Development and Pilot Manufacturing Activities

Archemix In addition to our work with RNAi, we also have developed an extensive expertise in nucleic acid technologies. We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing opportunities. In July 2004, we entered into an exclusive four-year process development and manufacturing alliance with Archemix Corporation (Archemix), a privately held company. Archemix is currently developing ARC183, an anti-thrombin aptamer. Pursuant to the agreement, we will manufacture all of Archemix’s aptamers through Phase 2a clinical development.

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

It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business. We seek patent protection in the United States as well as in several key foreign countries. The following table summarizes the Company’s current intellectual property estate (excluding ribozyme technology):

Sirna Controlled and Licensed Intellectual Property	U.S. Filings	Status
Seminal RNAi or siRNA Technology:
Tuschl et al. Patent Worldwide Exclusive License from UMass Medical School	2 patent applications	Pending
Fire et al. Patent Worldwide Nonexclusive License Carnegie Institution	3 patent applications	1 Issued
Sirna – “No-ribo” siNA Technology	10 patent applications	1 granted (UK)
Sirna - Multifunctional siRNA Technology	5 patent applications	Pending
Sirna - RNAi Gene Targets (including those covering targets in the VEGF, IL-4, IL-13, Hairless, PTP-1B, HCV and HD pathways)	>135 patent applications	1 granted (UK)

Sirna - Oligonucleotide Chemistry & Delivery Technology	>70 patent applications	23 Issued
Sirna - Oligonucleotide Manufacturing & Process Technology	>25 patent applications	15 Issued

Summary of Intellectual Property Estate:	>250 Patent Applications	41 Issued

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

The Drug Discovery and Development Process

The new drug discovery and development process is generally considered a long (5 to 7 years or greater) and expensive (greater than $100 million) undertaking, which is subject to many uncertainties and substantial regulatory oversight. These generalized timelines and costs are estimates and as such involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from estimates. Research and development project costs, among others, include costs of salaries, benefits, clinical trial site costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to projects include facility and occupancy costs, license and royalty payments. The primary phases of new drug discovery and development include:

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

Revenue Recognition

Revenues recorded from our collaborative agreements may consist of research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of March 31, 2005, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate.

Patent Expenses

Due to the early stage of development of RNAi technology, we expense all legal costs directly incurred in connection with patent applications or patents until we determine that the estimated recoverability of such costs is sufficiently probable, at which time such costs are capitalized. If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. We review all capitalized patent costs on a quarterly basis and, if we decide to abandon a patent or a patent application or determine that an issued patent or a patent application no longer has significant economic value based on future cash flows, the unamortized balance in deferred patent costs related to that patent or patent application is immediately expensed.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues

The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Quarter ended March 31,
	2005	2004
Revenues
Contract revenues
Eli Lilly	$42	$28
Atugen	1	1

Total contract revenues	43	29

Contract revenues—manufacturing
Archemix	465	289

Total Revenues	$508	$318

Our revenues for the quarter ended March 31, 2005 were $508,000, an increase of $190,000 compared to the same period in 2004. The increase is primarily a result of our Archemix revenues which were $465,000 for the first quarter of 2005. In addition, during the first quarter of 2004, we entered into an eighteen-month collaboration with Lilly to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. Revenues recognized during the first quarter of 2005 are from Lilly’s access to a non-exclusive research license of certain of our technologies in oncology during the eighteen-month collaboration.

At the completion of the Lilly contract, a milestone payment of $1.8 million may be earned by us in August 2005. Since this is a substantive at risk milestone, it has not yet been recognized in 2005 as contract success has not been determined. The collaborations with Lilly and Archemix are expected to continue in 2005, however, we are actively pursuing additional partnerships and collaborations to fund our research and development programs.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Quarter ended March 31,
	2005	2004
Research and development
Personnel expense	$2,178	$1,920
Chemicals and supplies	905	721
License fees	1,241	239
Outside services	551	243
Depreciation	295	359
Other	934	977

Total R&D expenses	$6,104	$4,459

R&D average staffing	66	59

Our research and development expenses for the quarter ended March 31, 2005 were $6.1 million, an increase of $1.6 million compared to the same period in 2004. The increase is primarily due to a $988,000 expense we took in connection with our strategic alliance agreement with Protiva for delivery technology applicable to RNAi products. The alliance will expand our delivery capability with respect to a limited number of targets and provide Protiva with access to our RNAi technology against a limited number of other targets. Pursuant to the alliance agreement, Protiva received 155,763 shares of our common stock, valued at $488,000 (subsequently converted to cash) and $500,000 in cash (subject to the release from escrow pursuant to the terms of the agreement). The increase is also due to the scale-up of our research and outside services as we progress in our clinical activities for Sirna-027, our RNAi drug candidate targeting AMD. Also, personnel related expenses for the first quarter of 2004 was $2.2 million, an increase of $258,000 compared to the same period in 2004 due to an increase in average staffing and annual salary increases which became effective in January.

General and Administrative.

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Quarter ended March 31,
	2005	2004
General and administrative
Personnel costs	$961	$659
Patent and amortization expense	552	415
Other	657	487

Total G&A expenses	$2,170	$1,561

G&A average staffing	15	11

General and administrative expenses for the quarter ended March 31, 2005 were $2.2 million, compared to $1.6 million for the same period in 2004. The increase is primarily due to the increase in staffing and related expenses. Other expenses increased in 2005 as a result of increased legal and professional fees in connection with business development efforts.

Interest income, expense and other expense. Interest income was $175,000 for the quarter ended March 31, 2005, compared to $104,000 for the same period in 2004. The fluctuation from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale. Interest expense was $26,000 for the first quarter of 2005, compared to $109,000 during the same period in 2004. The reduction in interest expense is a result of paying off a $1.0 million loan that we carried through a credit institution in February 2004, as well as paying off our $3.0 loan from Schering in January 2005.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $24.9 million at March 31, 2005 compared with $36.1 million at December 31, 2004. The $11.2 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $3.1 million to pay off our debt obligation; $7.8 million used for operations, which includes $500,000 for the Protiva strategic alliance payment, net of revenues of $508,000; and $256,000 used for investments in equipment, leasehold improvements and patents.

Our securities available-for-sale consist of interest bearing, investment-grade securities.

Accounts receivable at March 31, 2005 were $312,000 compared to $66,000 at December 31, 2004. Accounts receivable at March 31, 2005 were primarily due from Archemix related to our manufacturing agreement.

Total additions for property, plant and equipment for the three months ended March 31, 2005 were $185,000. We anticipate future property, plant and equipment needs to be financed either through credit facilities, equity sales or revenues, all of which are yet to be determined.

Schering AG – In January 2005, we paid off an outstanding convertible loan, including accrued interest, of $3.1 million from Schering AG.

Liquidity - We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements through 2005. We will need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

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

SFAS No. 123(R) must be adopted in 2006. We expect to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

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

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements through 2005. We will need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

As of March 31, 2005, our accumulated deficit was approximately $261.2 million. We expect that the ability to use our net operating loss as a tax benefit have been significantly restricted as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”).

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

As of March 31, 2005 the Investors in our April 2003 private placement collectively own approximately 68.4% (after giving effect to the exercise of their warrants issued in connection with the private placement and the warrant restructuring, but prior to giving effect to exercise of any stock options) of our outstanding common stock. Three of six members of our Board of Directors are affiliated with our three largest Investors and comprise majorities of the audit committee, nominations and corporate governance committee, and compensation committee. If they were to act in concert, they could control the votes of the Board of Directors and each of these committees, although they have not indicated any present intent to do so. Also, in connection with the private placement transaction, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to affect these types of transactions, although they have not indicated any present intent to do so.

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

We have moved our headquarters from Colorado to California, and this move could reduce employee retention and efficiency and could add to our expenses.

In April 2005, we moved our headquarters from Boulder, Colorado to San Francisco, CA. For a period of at least two years and for potentially up to several years, management will be based in San Francisco while research, development, and our other operations continue to be based in Boulder. This could impair management’s ability to supervise employees and operations and could reduce employee retention, morale, or efficiency or impair our focus. While we believe that our moving to the Bay area will facilitate recruiting top talent to Sirna, some of our employees who may be required to relocate, may be unwilling or unable to relocate and we could lose talented personnel that are hard to replace. The cost of living in the San Francisco Bay area is substantially higher than in Boulder, Colorado, which could make retention of existing employees and recruiting of new employees more difficult.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on May 6, 2004 (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Five Year Replacement Warrant (6)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference herein to certain exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated:	May 16, 2005	By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 16, 2005	By:	/s/ Patti Ketchner
Vice President and Corporate Controller
(Acting Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on May 6, 2004 (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Five Year Replacement Warrant (6)

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference herein to certain exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005

(7)	Filed herewith.