Form 10-Q
period 2005-06-30
SIRNA THERAPEUTICS INC
filed 2005-08-15
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes☒   No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 12, 2005 was 59,471,868.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,165	$16,817
Securities available-for-sale	12,530	19,266
Accounts receivable	1,360	66
Inventories	156	374
Prepaid expenses and other current assets	563	527

Total current assets	20,774	37,050

Property, plant and equipment, net	2,137	2,507

Notes receivable-related parties	95	210
Deferred patent costs, net	722	946
Other assets	863	844

Total assets	$24,591	$41,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable-trade	$506	$978
Accrued expenses	2,490	2,541
Deferred revenue, current portion	14	281
Current portion of convertible long-term debt	—	3,055

Total current liabilities	3,010	6,855

Other long term liabilities	275	375

Stockholders’ equity
Common stock	416	414
Additional paid-in capital	289,246	288,599
Unrealized loss on securities available-for-sale	(8)	(27)
Accumulated deficit	(267,166)	(253,207)
Unearned compensation	(1,182)	(1,452)

Total stockholders’ equity	21,306	34,327

Total liabilities and stockholders’ equity	$24,591	$41,557

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
Contract revenues	$51	$46	$94	$74
Contract revenues—manufacturing	1,477	408	1,942	698

Total revenues	1,528	454	2,036	772
Expenses
Cost of goods sold	1,264	432	1,658	663
Research and development	4,780	4,663	10,884	9,123
General and administrative	1,550	1,681	3,720	3,241

Total expenses	7,594	6,776	16,262	13,027

Operating loss	(6,066)	(6,322)	(14,226)	(12,255)
Other income (expense)
Interest income, expense and other expense	116	41	266	36

Net loss	$(5,950)	$(6,281)	$(13,960)	$(12,219)

Net loss per share (basic and diluted)	$(0.14)	$(0.18)	$(0.34)	$(0.36)

Shares used in computing
net loss per share	41,598	35,523	41,565	33,647

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Operating Activities
Net loss	$(13,960)	$(12,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	958	856
Compensation related to common stock and options	321	495
Purchase of license through issuance of stock	488	—
Compensation for forgiveness of notes receivable-related parties	115	115
Accrued interest included in convertible debt	20	80
Changes in operating assets and liabilities:
Accounts receivable	(1,293)	(62)
Inventories	218	—
Prepaid expenses and other current assets	(36)	15
Other assets	(19)	(11)
Accounts payable – trade	(472)	90
Accrued expenses and other long – term liabilities	(151)	(300)
Deferred revenue	(267)	(19)

Net cash used in operating activities	(14,078)	(10,960)

Investing activities
Additions to property, plant and equipment	(241)	(292)
Additions to deferred patent costs	(123)	(161)
Net sales of securities available-for-sale	8,730	—
Net purchases of securities available-for-sale	(1,975)	3,809

Net cash provided by (used in) investing activities	6,391	3,356

Financing activities
Net proceeds from issuance of common stock	110	17,558
Payments under loan facilities	(3,080)	(1,161)
Conversion of debt	5	30

Net cash provided by financing activities	(2,965)	16,427

Net (decrease) increase in cash and cash equivalents	(10,652)	8,823
Cash and cash equivalents at beginning of period	16,817	18,793

Cash and cash equivalents at end of period	$6,165	$27,616

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and disclosures thereto included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Note 3:	Inventories

The Company’s inventories are as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$127	$135
Work in progress	29	228
Finished goods	—	11

Total inventories	$156	$374

Note 4:	Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. During 2005, the Company has continued to elect to follow the intrinsic value method prescribed by APB 25. However, in 2006, the Company will be required to adopt SFAS No. 123(R) which requires stock based compensation to be recognized in the financial statements.

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(5,921)	$(6,281)	$(13,930)	$(12,219)
Add: Stock-based employee compensation expense included in reported income	135	307	321	413
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(606)	(1,126)	(1,478)	(2,184)

Pro forma net loss	(6,392)	(7,100)	(15,087)	(13,990)

Pro forma loss per share (basic and diluted)	$(0.15)	$(0.20)	$(0.36)	$(0.42)

In February 2003, the Company, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics and related recapitalization, granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which were granted on April 16, 2003. Related to the February 2003 grants, the Company recorded compensation expense of $135,000 and $186,000 for the three and six-month periods ended June 30, 2005. As of June 30, 2005, $1.2 million of unearned compensation is deferred and will be expensed as the options vest, generally over the next three to four years.

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

For the three and six-month periods ended June 30, 2004, the Company reclassified net patent expense of $534,000 and $949,000, respectively, from research and development to general and administrative expense. In addition, for the three and six-month periods ended June 30, 2004, the Company reclassified $432,000 and $663,000, respectively, from research and development to cost of goods sold.

Note 7:	Subsequent Event – Private Investment

On July 5, 2005, the Company entered into definitive agreements relating to a private placement of shares of its common stock for $1.60 per share and warrants to purchase shares of its common stock with an exercise price of $1.92 per share. The private placement will take place in two closings (the first of which was completed on July 6, 2005) in which a total of 17,506,250 shares of the Company’s common stock and warrants to purchase 6,302,246 shares of its common stock will be issued, with anticipated aggregate gross proceeds to the Company of $28.0 million. Pursuant to the terms of the private placement, the Company received $13.3 million upon the first closing which occurred on July 6. The Company will receive the remaining $14.7 million (currently in escrow) upon the second closing which will occur after stockholder approval at the Company’s Special Meeting of Stockholders on August 23, 2005. Under applicable rules of the Nasdaq National Market, the second closing of the private placement requires stockholder approval.

Participants in the private placement consist of unaffiliated accredited institutional investors and affiliated investors comprising a majority of its board of directors, either directly or thorough affiliates, who collectively hold a majority of the Company’s issued and outstanding common stock.

On July 6, 2005, at the first closing of the private placement, Sirna issued 8,319,564 shares of its common stock and warrants to purchase 2,995,036 shares of its common stock to the unaffiliated investors. Following the receipt of stockholder approval, the Company intends to issue an additional 9,186,686 shares of its common stock and warrants to purchase 3,307,210 shares of its common stock in a second closing of the private placement to the affiliated investors and the unaffiliated investors who participated in the first closing. The affiliated investors have entered into voting agreements with the Company to vote in favor of the second closing of the private placement. As of June 30, 2005, the record date for the Special Meeting of Stockholders, these affiliated investors collectively hold in the aggregate 55.6% of the Company’s outstanding common stock. Therefore, the affiliated investors own enough of the Company’s common stock, in the aggregate, to determine the outcome of the stockholder vote at the Special Meeting of Stockholders.

Note 8:	Subsequent Event – Eli Lilly & Co. Payment

In January 2004, the Company initiated a collaboration with Lilly to apply its RNAi technology against Lilly’s proprietary models in oncology. Under the terms of the eighteen-month collaboration, Lilly provided oncology targets, preclinical in vivo models and research funding. Sirna provided the RNAi expertise and a non-exclusive research license for its oncology technologies during the term of the collaboration. The goal was to establish a proof of concept that could lead to the development of novel RNAi therapies for oncology. The Company achieved the proof of concept milestone set forth under the collaboration agreement which resulted in a payment to the Company from Lilly of $1.8 million in July 2005.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the Company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six-months ended June 30, 2005 compared to the same period in 2004, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”

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

Product Candidate Programs

We are seeking to develop new drugs using siRNAs that address significant and unmet medical needs. We are continuing our progress from an early-stage research company to a development company and have recently announced that we are refocusing our efforts around core programs. These programs, which are our most advanced, are in the following areas:

•	Age-related Macular Degeneration. Our first program to advance into the clinic targets age-related macular degeneration (AMD), a degenerative eye disease that is the leading cause of blindness in the elderly in the United States. In November 2004, we initiated Phase 1 testing of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway. In May 2005, we reported interim data from the Phase 1 clinical trial with Sirna-027. We plan to advance Sirna-027 into Phase 2 clinical trials by mid-2006.

•	Hepatitis C. Hepatitis C is a liver disease caused by the hepatitis C virus (HCV) and, when chronic, may ultimately cause cirrhosis or liver cancer. In the US, an estimated 3.9 million (1.8%) have been infected with HCV, of whom 2.7 million are chronically infected. In 2003, in the US alone, 30,000 new cases of HCV were diagnosed. Current combination therapies can get rid of the virus in only 50% of patients treated. We are in the preclinical stages of development of siRNAs that target the viral RNA to treat the hepatitis C infection. We plan to begin Phase 1 clinical trials for a product candidate targeting HCV before the end of 2006.

•	Dermatology (Hair Removal). In December 2004, we launched a dermatology division following the acquisition of Skinetics Biosciences, Inc. (Skinetics). Our first dermatology program is focused on the permanent removal of unwanted hair. Skinetics founder, and a leader in the field of hair biology, Dr. Angela Christiano of Columbia University, is an exclusive consultant to Sirna. We are in the preclinical stages of developing siRNA targeting the “hairless” protein. We plan to file an investigational new drug (IND) with the FDA by the end of 2006.

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

Collaborations

Eli Lilly and Company In January 2004, we initiated a collaboration with Lilly to apply our RNAi technology against Lilly’s proprietary models in oncology. Under the terms of the eighteen-month collaboration, Lilly provided oncology targets, preclinical in vivo models and research funding. We provided the RNAi expertise and a non-exclusive research license for our oncology technologies during the term of the collaboration. The goal was to establish a proof of concept that could lead to the development of novel RNAi therapies for oncology. We achieved the proof of concept milestone set forth under the collaboration agreement which resulted in a payment to us from Lilly of $1.8 million in July 2005.

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

It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business. We seek patent protection in the United States as well as in several key foreign countries. The following table summarizes the Company’s current intellectual property estate (excluding ribozyme technology):

Sirna Controlled and Licensed Intellectual Property	U.S. Filings	Status
Seminal RNAi or siRNA Technology:
Tuschl et al. Patent Worldwide Exclusive License from UMass Medical School	2 patent applications	Pending
Fire et al. Patent Worldwide Nonexclusive License Carnegie Institution	3 patent applications	1 Issued
Sirna – “No-ribo” siNA Technology	10 patent applications	1 granted (UK)
Sirna - Multifunctional siRNA Technology	5 patent applications	Pending
Sirna - RNAi Gene Targets (including those covering targets in the VEGF, IL-4, IL-13, Hairless, PTP-1B, HCV and HD pathways)	>135 patent applications	3 granted (UK)

Sirna - Oligonucleotide Chemistry & Delivery Technology	>70 patent applications	23 Issued
Sirna - Oligonucleotide Manufacturing & Process Technology	>25 patent applications	15 Issued

Summary of Intellectual Property Estate:	>250 Patent Applications	43 Issued

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

Revenue Recognition

Revenues recorded from our collaborative agreements may consist of research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of June 30, 2005, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate.

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

Results of Operations

Three and Six Months Ended June 30, 2005 and 2004

Revenues

The following table sets forth information on revenues earned from our collaborations and manufacturing for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Contract revenues
Eli Lilly	$43	$42	$83	$70
Atugen	2	4	4	4
Other	6	—	7	—

Total contract revenues	51	46	94	74
Contract revenues—manufacturing
Archemix	1,477	408	1,942	698

Total Revenues	$1,528	$454	$2,036	$772

Our revenues for the quarter ended June 30, 2005 were $1.5 million, an increase of $1.1 million compared to the same period in 2004. In addition, our revenues for the six-month period ended June 30, 2005 were $2.0 million, an increase of $1.3 million, over the same period in 2004. The increase is a result of our increased production of aptamers and process development work related to our manufacturing agreement with Archemix. In addition, during the first quarter of 2004, we entered into an eighteen-month collaboration with Lilly to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. Revenues recognized are from Lilly’s access to a non-exclusive research license of certain of our technologies in oncology during the eighteen-month collaboration.

Upon the completion of activities and achievement of milestones set forth in the research plan under the Lilly contract, a milestone payment of $1.8 million was paid to us in July 2005. We are actively pursuing additional partnerships and collaborations to fund and advance our research and development programs.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Research and development
Personnel expense	$2,020	$1,911	$4,198	$3,831
Chemicals and supplies	651	533	1,556	1,254
License fees	50	168	1,291	407
Outside services	1,251	849	1,802	1,092
Depreciation	297	318	592	677
Other	511	884	1,445	1,862

Total R&D expenses	$4,780	$4,663	$10,884	$9,123

R&D average staffing	61	61	63	62

Our research and development expenses for the three and six months ended June 30, 2005 were $4.8 million and $10.9 million, respectively, an increase of $93,000 and $1.7 million compared to the same periods in 2004. The increase is primarily due to a $988,000 expense we took in the first quarter of 2005 in connection with our strategic alliance agreement with Protiva for delivery technology applicable to RNAi products. The alliance will expand our delivery capability with respect to a limited number of targets and provide Protiva with access to our RNAi technology against a limited number of other targets. Pursuant to the alliance agreement, Protiva received 155,763 shares of our common stock, valued at $488,000 (subsequently converted to cash by Protiva) and $500,000 in cash, subject to the release from escrow pursuant to the terms of the agreement. Transfer of the funds from escrow to Protiva are subject to certain conditions which we believe will be met; however, in the event that the conditions are not met, some portion of the funds may be returned to us and a certain amount of the expense may be reversed at a later date. The increase is also due to the scale-up of our research and outside services as we progress in our clinical activities for Sirna-027, our RNAi drug candidate targeting AMD.

General and Administrative.

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
General and administrative
Personnel costs	$493	$719	$1,454	$1,378
Patent and amortization expense	590	534	1,142	949
Other	467	428	1,124	914

Total G&A expenses	$1,550	$1,681	$3,720	$3,241

G&A average staffing	7	11	14	11

General and administrative expenses for the three and six months ended June 30, 2005 were $1.6 million and $3.7 million, respectively, a decrease of $131,000 and an increase of $479,000 for the same periods in 2004. The decrease between the quarters presented is due in part to reductions in 2005 bonus accruals. The increase in the year to date personnel costs in 2005 compared to 2004 is primarily due to a higher average number of employees for the first six months of 2005. In May 2005, in an effort to reduce expenses, the Company executed a restructuring of its programs and a reduction in force. Four positions in administration were included in the restructuring or resigned and were not replaced.

Interest income, expense and other expense. Interest income was $136,000 and $312,000 for the three and six months ended June 30, 2005, respectively, compared to $116,000 and $221,000 for the same periods in 2004. The fluctuations are due to changes in average balances in our cash, cash equivalents and securities available-for-sale, as well as an overall increase in the interest rate since last year. There was no interest expense recorded in the second quarter of 2005 and $26,000 for the six month period ended June 30, 2005, compared to $75,000 and $184,000 during the same periods in 2004. The reduction in interest expense is a result of paying off a $1.0 million loan that we carried through a credit institution in February 2004, as well as paying off our $3.0 loan from Schering in January 2005.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $18.7 million at June 30, 2005 compared with $36.1 million at December 31, 2004. The $17.4 million decrease in cash, cash equivalents and securities available-for-sale is primarily the result of $3.1 million to pay off our debt obligation; $14.1 million used for operations; $364,000 used for investments in equipment, leasehold improvements and patents; and $110,000 received for equity sales.

Our securities available-for-sale consists of interest bearing, investment-grade securities.

Accounts receivable at June 30, 2005 were $1.4 million compared to $66,000 at December 31, 2004. Accounts receivable at June 30, 2005 were primarily due from Archemix related to our manufacturing agreement.

Total additions for property, plant and equipment for the six months ended June 30, 2005 were $241,000. We anticipate future property, plant and equipment needs to be financed either through credit facilities, equity sales or revenues, all of which are yet to be determined.

Schering AG – In January 2005, we paid off an outstanding convertible loan, including accrued interest, of $3.1 million from Schering AG.

Liquidity - We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. In July 2005, we received $13.3 million for the closing of the first of two private placements of shares of our common stock and warrants to purchase our common stock. The second closing is expected to take place by the end of August 2005 and we anticipate receiving an additional $14.7 million. In total, the aggregate gross proceeds will be $28.0 million. We anticipate that with the completion of this private placement, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements into 2007. We will need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

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

We have a history of losses, expect future losses, have a continuing need to raise additional capital, and cannot assure you that we will ever become or remain profitable.

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that based on our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements into 2007. We will need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

As of June 30, 2005, our accumulated deficit was approximately $267.1 million. We expect that the ability to use our net operating loss as a tax benefit have been significantly restricted as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures (collectively, the “Investors”). Since the date of the change of control, the company has generated approximately $49.5 million of net operating losses that would not be subject to such limitations.

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

There is inherent uncertainty in administrative proceedings and litigation relating to our patents that could cause us to incur substantial costs and delays in obtaining and enforcing our patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved or the loss of ability to pursue business opportunities. We may also decide to oppose or challenge third party patents.

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

We are involved in a re-examination proceeding involving one of our patents in the United States that relates to oligonucleotides. Additionally, we have filed documents in opposition to two RNA interference-related European patents granted to potential competitors. Also, we have filed opposition documents against an RNA interference-related Australian patent granted to a competitor.

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

Engaging corporate partners and other third parties to help develop, manufacture and market our RNAi-based products may be a requirement of a successful business strategy. Our partnership with Lilly is focused on developing novel RNAi therapeutics in oncology. During the eighteen-month collaboration that began in January 2004, the companies will jointly investigate Sirna’s proprietary modified small interfering RNAs against Lilly’s specific oncology targets. There can be no assurances that Lilly will extend the collaboration or that we will be able to engage other partners.

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

As of June 30, 2005, the investors in our April 2003 private placement collectively own approximately 68.9% (after giving effect to the exercise of their warrants issued in connection with the private placements and the warrant restructuring, but prior to giving effect to the exercise of any stock options) of our outstanding common stock. Three of six members of our Board of Directors are affiliated with our three largest Investors and comprise majorities of the audit committee, nominations and corporate governance committee, and compensation committee. If they were to act in concert, they could control the votes of the Board of Directors and each of these committees, although they have not indicated any present intent to do so. Also, in connection with the April 2003 private placement transaction, our stockholders agreed to amend our certificate of incorporation to permit stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our Investors (if they acted together) are now able to take any action without the need for a stockholders’ meeting. For example, if our Investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the Investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

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

In April 2005, we moved our headquarters from Boulder, Colorado to San Francisco, California. For a period of at least two years and for potentially up to several years, management will be based in San Francisco while research, manufacturing, and our other operations continue to be based in Boulder. This could impair management’s ability to supervise employees and operations and could reduce employee retention, morale, or efficiency or impair our focus. While we believe that our move to the Bay area will facilitate recruiting top talent to Sirna, some of our employees who may be required to relocate may be unwilling or unable to do so and we could lose talented personnel that are hard to replace. The cost of living in the San Francisco Bay area is substantially higher than in Boulder, Colorado, which could make retention of existing employees and recruiting of new employees more difficult.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2005 we held our Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1.	The election of two directors to serve for the ensuing three years until the expiration of their terms in 2008 and until their successors are duly elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

Director	For	Against
Dr. James Niedel, M.D., Ph.D.	37,397,343	319,204
Mr. R. Scott Greer	37,420,515	296,032

2.	To approve the Company’s 2005 Performance Incentive Plan.

Votes For	26,916,745
Votes Against	3,054,434
Votes Abstained	43,228

3.	To ratify the selection of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2005.

Votes For	37,670,780
Votes Against	23,734
Votes Abstained	22,033

4.	To ratify and approve the Warrant Exchange Transaction.

Votes For	28,332,807
Votes Against	1,628,725
Votes Abstained	52,875

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on May 6, 2004 (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Five Year Replacement Warrant (6)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference herein to certain exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated:	August 15, 2005	By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer and President (Principal Executive Officer)

Dated:	August 15, 2005	By:	/s/ Patti Ketchner

Vice President and Corporate Controller
(Acting Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on May 6, 2004 (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Five Year Replacement Warrant (6)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference herein to certain exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Filed herewith.