Form 10-Q
period 2005-09-30
SIRNA THERAPEUTICS INC
filed 2005-11-14
CIK 892112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-27914

SIRNA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1697351
(State of incorporation)	(I.R.S. Employer Identification No.)

185 Berry Street, Suite 6504

San Francisco, California 94107

(Address of principal executive offices)

Registrant’s telephone number: (415) 512-7624

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 14, 2005 was 59,550,853.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SIRNA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,405	$16,817
Securities available-for-sale	20,318	19,266
Accounts receivable	5,051	66
Inventories	496	374
Prepaid expenses and other current assets	554	527

Total current assets	50,824	37,050

Property, plant and equipment, net	2,011	2,507

Notes receivable-related parties	65	210
Patents, net	592	946
Other assets	802	844

Total assets	$54,294	$41,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable-trade	$665	$978
Accrued expenses	2,550	2,541
Other current liabilities	574	—
Deferred revenue, current portion	1,667	281
Current portion of convertible long-term debt	—	3,055

Total current liabilities	5,456	6,855

Deferred revenue, long-term portion	3,333	—
Other long term liabilities	275	375

Stockholders’ equity
Common stock	595	414
Additional paid-in capital	316,699	288,599
Unrealized gain on securities available-for-sale	331	(27)
Accumulated deficit	(271,349)	(253,207)
Unearned compensation	(1,046)	(1,452)

Total stockholders’ equity	45,230	34,327

Total liabilities and stockholders’ equity	$54,294	$41,557

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Contract revenues	$1,853	$68	$1,947	$141
Contract revenues-manufacturing	(2)	16	1,940	714

Total revenues	1,851	84	3,887	855
Expenses:
Cost of goods sold	5	—	1,663	663
Research and development	4,618	6,101	15,502	15,224
General and administrative	1,682	1,813	5,402	5,054

Total expenses	6,305	7,914	22,567	20,941

Operating loss	(4,454)	(7,830)	(18,680)	(20,086)
Other income (expense):
Interest income, expense and other expense	272	50	538	87

Net loss	$(4,182)	$(7,780)	$(18,142)	$(19,999)

Net loss per share (basic and diluted)	$(0.08)	$(0.21)	$(0.39)	$(0.57)

Shares used in computing net loss per share	54,795	37,630	46,024	34,985

SIRNA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2005	2004
Operating Activities:
Net loss	$(18,142)	(19,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,453	1,266
Purchase of license through issuance of common stock	488	—
Compensation related to common stock and options	457	670
Compensation for forgiveness of notes receivable-related parties	145	145
Accrued interest included in convertible debt	20	180
Changes in operating assets and liabilities:
Accounts receivable	15	143
Inventory	(122)	—
Prepaid expenses and other	(27)	5
Other assets	41	(13)
Accounts payable	(314)	135
Accrued expenses	484	238
Deferred revenue	(281)	(61)

Net cash used in operating activities	(15,783)	(17,291)

Investing activities:
Additions to property, plant and equipment	(412)	(339)
Additions to deferred patent costs	(190)	(216)
Sales of securities available-for-sale	14,471	14,463
Purchases of securities available-for-sale	(15,166)	(12,046)

Net cash (used in) provided by investing activities	(1,297)	1,862
Financing activities:
Net proceeds from issuance of common and preferred stock	27,743	17,531
Payments under loan facilities	(3,080)	(1,261)
Conversion of debt	5	45

Net cash provided by financing activities	24,668	16,315
Net increase in cash and cash equivalents	7,588	886
Cash and cash equivalents at beginning of period	16,817	18,793

Cash and cash equivalents at end of period	$24,405	19,679

See notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Sirna Therapeutics, Inc., a Delaware corporation (“Sirna” or the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and disclosures thereto included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 2:	Liquidity

Development of the Company’s products has required substantial funds (including both private and public financings), and will continue to require substantial funds to conduct the costly and lengthy research, preclinical and clinical testing necessary to bring its proposed products to market. The Company’s ability to raise funds in the future will depend on many factors, including, among others, the progress of the Company’s research, development and drug delivery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, the determination as to the commercial potential of the Company’s potential products, and the cost and availability of third-party financing.

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

Note 3:	Inventories

The Company’s inventories are as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$97	$135
Work in progress	399	228
Finished goods	—	11

Total inventories	$496	$374

Note 4:	Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under APB No. 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. During 2005, the Company has continued to elect to follow the intrinsic value method prescribed by APB No. 25. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, and in March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of SFAS No. 123(R). SFAS No. 123(R) and SAB 107 require all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the income statement based on their fair values. Effective January 1, 2006, the Company will be required to adopt SFAS No. 123(R).

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma amounts may not be representative of future years. The Company’s pro forma information follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(4,182)	$(7,780)	$(18,142)	$(19,999)
Add: Stock-based employee compensation expense included in reported income	135	149	406	562
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(820)	(990)	(2,298)	(3,174)

Pro forma net loss	$(4,867)	$(8,621)	$(20,034)	$(22,611)

Pro forma loss per share (basic and diluted)	$(0.09)	$(0.23)	$(0.44)	$(0.65)

In February 2003, the Company, in connection with its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics and related recapitalization, granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which were granted on April 16, 2003. Related to the February 2003 grants, the Company recorded compensation expense of $135,000 and $406,000 for the three and nine-month periods ended September 30, 2005. As of September 30, 2005, $1.0 million of unearned compensation is deferred and will be expensed as the options vest, generally over the next three to four years.

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

Note 6:	Reclassifications

For the nine-month period ended September 30, 2004, the Company reclassified $663,000 from research and development to cost of goods sold.

Note 7:	Private Investment

On July 5, 2005, the Company entered into definitive agreements relating to a private placement of shares of its common stock for $1.60 per share and warrants to purchase shares of its common stock with an exercise price of $1.92 per share. The private placement took place in two closings in which a total of 17,506,250 shares of the Company’s common stock and warrants to purchase 6,302,246 shares of its common stock were issued, with aggregate gross proceeds to the Company of $28.0 million. Pursuant to the terms of the private placement, the Company received $13.3 million upon the first closing which occurred on July 6, 2005. The Company received the remaining $14.7 million upon the second closing which occurred after stockholder approval at the Company’s Special Meeting of Stockholders on August 23, 2005. Under applicable rules of the Nasdaq National Market, the second closing of the private placement required stockholder approval.

Participants in the private placement consisted of unaffiliated accredited institutional investors and affiliated investors comprising a majority of the Company’s board of directors, either directly or through affiliates, who collectively hold a majority of the Company’s issued and outstanding common stock.

Note 8:	Revenues

In January 2004, the Company initiated a collaboration with Eli Lilly and Company (Lilly) to apply its RNAi technology against Lilly’s proprietary models in oncology. Under the terms of the eighteen-month collaboration, Lilly provided oncology targets, preclinical in vivo models and research funding. Sirna provided the RNAi expertise and a non-exclusive research license for its oncology technologies during the term of the collaboration. The goal was to establish a proof of concept that could lead to the development of novel RNAi therapies for oncology. The Company achieved the proof of concept milestone set forth under the collaboration agreement which resulted in a payment to the Company from Lilly of $1.8 million in July 2005.

For the nine-month period ended September 30, 2005, all of the Company’s contract manufacturing revenues of $1.9 million are from Archemix Corporation.

Note 9:	Allergan, Inc. Strategic Alliance Agreement

On September 28, 2005, the Company entered into a Strategic Alliance Agreement with Allergan, Inc. and affiliated entities (collectively, “Allergan”). The agreement provides for a multi-year alliance with Allergan to develop Sirna-027, a RNAi-based therapeutic currently in Phase 1 for age-related macular degeneration (AMD), and to discover and develop other RNAi-based therapeutics against select gene targets in ophthalmic diseases. Pursuant to the agreement, Allergan will pay for all costs related to the continued development of Sirna-027 and, in October, the Company received a $5.0 million upfront license payment from Allergan. For the period ended September 30, 2005, the $5.0 million payment was classified as deferred revenue and will be recognized over the research period, which is currently the next three years. In addition, the Company will receive contract manufacturing revenues and research funding, and will be potentially eligible for royalties on the worldwide sales of products resulting from the alliance and development milestones of up to $245 million.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the Company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine-months ended September 30, 2005 compared to the same period in 2004, separated by our functions. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”

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

Product Candidate Programs

We are seeking to develop new drugs using siRNAs that address significant and unmet medical needs. We are continuing our progress from an early-stage research company to a development company and are focusing our efforts around core programs. These programs, which are our most advanced, are in the following areas:

•	Age-related Macular Degeneration. Our first program to advance into the clinic targets age-related macular degeneration (AMD), a degenerative eye disease that is the leading cause of blindness in the elderly in the United States. In November 2004, we initiated Phase 1 testing of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway. In May 2005, we reported interim data from the Phase 1 clinical trial with Sirna-027. In September 2005, we entered into a Strategic Alliance Agreement with Allergan. Pursuant to the agreement, Allergan will assume all responsibility, including financial, for advancing Sirna-027 into Phase 2 clinical trials. Subject to the collaboration, we expect Sirna-027 to advance into Phase 2 clinical trials in 2006.

•	Hepatitis C. Hepatitis C is a liver disease caused by the hepatitis C virus (HCV) and, when chronic, may ultimately cause cirrhosis or liver cancer. In the US, an estimated 3.9 million (1.8%) have been infected with HCV, of whom 2.7 million are chronically infected. In 2003, in the US alone, 30,000 new cases of HCV were diagnosed. Current combination therapies can get rid of the virus in only 50% of patients treated. We are in the preclinical stages of development of siRNAs that target the viral RNA to treat the hepatitis C infection. We plan to begin Phase 1 clinical trials for a product candidate targeting HCV before the end of 2006.

•	Dermatology (Hair Removal). In December 2004, we launched a dermatology division following the acquisition of Skinetics Biosciences, Inc. (Skinetics). Our first dermatology program is focused on the permanent removal of unwanted hair. Skinetics founder, and a leader in the field of hair biology, Dr. Angela Christiano of Columbia University, is an exclusive consultant to Sirna. We are in the preclinical stages of developing siRNA targeting the “hairless” protein. We plan to file an investigational new drug (IND) with the FDA by the end of 2006.

We plan to advance our earlier stage programs - Huntington’s disease, asthma, oncology and diabetes - with a combination of internal and external support. In Huntington’s disease, in January 2005 we entered into a collaboration with Targeted Genetics Corporation for the development of adeno-associated viral (AAV) vector delivery of siRNAs that target the expression of Huntington’s protein. We are also collaborating with Dr. Beverly Davidson at the University of Iowa, who has published data in this area. In asthma, we are in the preclinical stages of developing a drug candidate to treat asthma via local delivery and are working with Dr. Erwin Gelfand of the National Jewish Medical & Research Center to test siRNAs that target inflammation and bronchconstriction in the airways.

Collaborations

Allergan In September 2005, we entered into a Strategic Alliance Agreement with Allergan. The agreement provides for a multi-year alliance with Allergan to develop Sirna-027, a RNAi-based therapeutic currently in Phase 1 for AMD, and to discover and develop other RNAi-based therapeutics against select gene targets in ophthalmic diseases. Pursuant to the agreement, Allergan will pay for all costs related to the continued development of Sirna-027 and, in October, we received an upfront license fee of $5 million. In addition, the Company will receive contract manufacturing revenues and research funding, and will be potentially eligible for royalties on the worldwide sales of products resulting from the alliance and development milestones of up to $245 million.

Protiva In February 2005, we entered into a Strategic Alliance Agreement with Protiva Biotherapeutics Inc. (Protiva) for delivery technology applicable to RNAi products. The alliance expands our delivery capability with respect to a number of targets and provides Protiva with access to our RNAi technology against a limited number of other non-proprietary targets.

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

Eli Lilly In January 2004, we initiated a collaboration with Eli Lilly and Company (Lilly) to apply our RNAi technology against Lilly’s proprietary models in oncology. Under the terms of the eighteen-month collaboration, Lilly provided oncology targets, preclinical in vivo models and research funding. We provided the RNAi expertise and a non-exclusive research license for our oncology technologies during the term of the collaboration. The goal was to establish a proof of concept that could lead to the development of novel RNAi therapies for oncology. We achieved the proof of concept milestone set forth under the collaboration agreement which resulted in a payment to us from Lilly of $1.8 million in July 2005.

Contract Process Development and Pilot Manufacturing

Archemix In addition to our work with RNAi, we also have developed extensive expertise in nucleic acid technologies. We are leveraging our nucleic acid expertise through licensing, process development and pilot manufacturing opportunities. In July 2004, we entered into an exclusive four-year process development and manufacturing alliance with Archemix Corporation (Archemix), a privately held company. Pursuant to the agreement, we would manufacture all of Archemix’s aptamers through Phase 2a clinical development. For the nine months ended September 30, 2005, we had revenues of $1.9 million related to the Archemix alliance.

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

It is our policy to file patent applications when appropriate to protect technology, inventions and improvements that are considered important in the development of our business. We seek patent protection in the United States as well as in several key foreign countries. The following table summarizes the Company’s current intellectual property estate (excluding ribozyme technology):

Sirna Controlled and Licensed Intellectual Property	Patent Filings	Status
Seminal RNAi or siRNA Technology and Targets:

Tuschl et al. Patent Worldwide Exclusive License from UMass Medical School	2 patent applications	Pending

Fire et al. Patent Worldwide Nonexclusive License Carnegie Institution	3 patent applications	1 Issued

Sirna – “No-ribo” siNA Technology	10 patent applications	2 granted (UK)

Sirna - Multifunctional siRNA Technology	5 patent applications	Pending

Sirna - RNAi Gene Targets (including those covering targets in the VEGF, IL-4, IL-13, Hairless, PTP-1B, HCV and HD pathways)	>135 patent applications	5 granted (UK), 1 granted (Australia)

Sirna - Oligonucleotide Chemistry & Delivery Technology	>70 patent applications	23 Issued

Sirna - Oligonucleotide Manufacturing & Process Technology	>25 patent applications	16 Issued
Summary of Intellectual Property Estate:	>250 Patent Applications	48 Issued

We believe our intellectual property holdings adequately enable the Company to pursue its business plans. We cannot however guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope sufficient to prevent competing products. We have been issued several broad patents on our RNAi technology in the United Kingdom and we expect these patents to issue in other European countries, the United States, Japan, and Canada. However, we cannot guarantee that such patents will issue outside the United Kingdom or that the claims of such patents will have the scope commensurate with those issued in the United Kingdom or Australia. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. The Company, to the best of its ability, will defend its intellectual property estate from infringement. There is however inherent uncertainty in administrative proceedings and litigation relating to our patents that could cause us to incur substantial costs and delays in obtaining and enforcing our patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved. We may also decide to oppose or challenge third party patents. When prudent and for appropriate consideration, the Company is willing to out license its intellectual property. The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to in-license or litigate if an intellectual property dispute arises.

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

•	Preclinical research – Preclinical research includes development from conception to small scale manufacturing of the drug to completion of the animal toxicity and pharmacokinetic studies necessary to file an IND application.

•	Phase 1 clinical trials – Phase 1 clinical trials are generally conducted with small groups of patients or healthy volunteers to determine the drug’s safety profile and its blood concentration profile over time.

•	Phase 2 clinical trials – Phase 2 clinical trials are generally expanded safety, optimal dosing and efficacy studies in small groups of patients afflicted with the targeted disease.

•	Phase 3 clinical trials – Phase 3 clinical trials are large-scale, multi-center, comparative trials with patients afflicted with the targeted disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization of the drug.

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

Revenue Recognition

Revenues recorded from our collaborative agreements may consist of research revenue, contract manufacturing revenue, milestone revenue and license or royalty revenue. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of September 30, 2005, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate.

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

Results of Operations

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

The following table sets forth information on revenues earned from our collaborations and manufacturing for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Contract revenues
Eli Lilly	$1,814	$42	$1,897	$112
Other	39	26	50	29

Total contract revenues	1,853	68	1,947	141
Contract revenues—manufacturing
Archemix	(2)	16	1,940	714

Total Revenues	$1,851	$84	$3,887	$855

Our revenues for the three months ended September 30, 2005 were $1.9 million, an increase of $1.8 million compared to the same period in 2004. In addition, our revenues for the nine-months ended September 30, 2005 were $3.9 million, an increase of $3.0 million over the same period in 2004. The increase for the three-month period is a result of a milestone payment we received from Lilly related to our eighteen-month collaboration to jointly investigate our proprietary modified siRNAs against specific oncology targets provided by Lilly. Upon the completion of activities and achievement of milestones set forth in the research plan under the Lilly contract, a milestone payment of $1.8 million was paid to us in July 2005. Our year to date increase in revenues is a result of our payment received from Lilly, as well as our increased production of aptamers and process development work related to our manufacturing agreement with Archemix.

In September, 2005, we entered into an agreement with Allergan to develop Sirna-027 and other RNAi-based therapeutics for ophthalmic diseases. Subsequently, in October, we received a $5.0 million upfront license payment from Allergan that we have classified as deferred revenue. We plan to recognize the $5.0 million over the research period, which is currently the next three years. We are actively pursuing additional partnerships and collaborations to fund and advance our research and development programs.

Expenses

Research and Development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Research and development
Personnel expense	$1,659	$1,941	$5,857	$5,772
Chemicals and supplies	568	526	2,124	1,780
License fees	50	1,270	1,341	1,677
Outside services	1,233	629	3,035	1,721
Depreciation	295	306	887	983
Other	813	1,429	2,258	3,291

Total R&D expenses	$4,618	$6,101	$15,502	$15,224

R&D average staffing	55	61	61	61

Our research and development expenses for the three and nine months ended September 30, 2005 were $4.6 million and $15.5 million, respectively, a decrease of $1.5 million and an increase of $278,000 compared to the same periods in 2004. The quarterly decrease is primarily due to a decrease in license fees of $1.2 million because of one time payments we owed University of Massachusetts for the first anniversary of the license agreement and for the filing of our first IND for Sirna-027 in September 2004, as well as a decrease of $282,000 in personnel expenses due to lower staffing. Our average staffing was reduced in 2005 due to a work force reduction we implemented in May 2005. Year to date, our increase in research and development expense is primarily due to a $988,000 expense we took in the first quarter of 2005 in connection with our strategic alliance agreement with Protiva for delivery technology applicable to RNAi products. The alliance expands our delivery capability with respect to a number of targets and provides Protiva with access to our RNAi technology against a limited number of other targets. Pursuant to the alliance agreement, Protiva received 155,763 shares of our common stock, valued at $488,000, and $500,000 in cash, which was subject to the release from escrow pursuant to the terms of the agreement. In the third quarter $574,000 was transferred back to us because certain conditions of the agreement were not met; however, in the event that the conditions are met at a future date, the funds are payable to Protiva. Therefore, we have elected not to reverse the expense, but instead record a $574,000 liability, which we believe will be due within the next year. The remainder of the increase, net of the $1.5 million decrease described above, is due to the scale-up of our research and outside services as we progress in our clinical activities for Sirna-027, our RNAi drug candidate targeting AMD.

General and Administrative.

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
General and administrative
Personnel costs	$556	$569	$2,010	$1,947
Patent and amortization expense	535	704	1,677	1,653
Other	591	540	1,715	1,454

Total G&A expenses	$1,682	$1,813	$5,402	$5,054

G&A average staffing	13	13	14	11

General and administrative expenses for the three and nine months ended September 30, 2005 were $1.7 million and $5.4 million, respectively, a decrease of $131,000 and an increase of $348,000 for the same periods in 2004. The decrease between the quarters presented is primarily due to lower patent expenses. The increase in the year to date personnel costs, as well as other costs, in 2005 compared to 2004 is primarily due to a higher average number of employees for the first six months of 2005. In May 2005, in an effort to reduce expenses, we executed a restructuring of our programs and a reduction in workforce.

Interest income, expense and other expense

Interest income was $272,000 and $583,000 for the three and nine months ended September 30, 2005, respectively, compared to $126,000 and $346,000 for the same periods in 2004. The fluctuations are due to changes in average balances in our cash, cash equivalents and securities available-for-sale, as well as an overall increase in the interest rate since last year. There was no interest expense recorded in the third quarter of 2005 and $26,000 for the nine month period ended September 30, 2005, compared to $75,000 and $259,000 during the same periods in 2004. The reduction in interest expense is a result of paying off a $1.0 million loan that we carried through a credit institution in February 2004, as well as repayment of our $3.0 million loan from Schering in January 2005.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $44.7 million at September 30, 2005 compared with $36.1 million at December 31, 2004. The $8.6 million increase in cash, cash equivalents and securities available-for-sale is primarily the result of $27.7 million net received in equity sales; $3.1 million to pay off our debt obligation; $15.8 million used for operations; $602,000 used for investments in equipment, leasehold improvements and patents; and $329,000 received in stock related to our investment in Atugen.

Our securities available-for-sale consist of interest bearing, investment-grade securities.

Accounts receivable at September 30, 2005 were $5.1 million compared to $66,000 at December 31, 2004. Accounts receivable at September 30, 2005 included an up front $5.0 million license fee payable from Allergan related to our strategic alliance agreement which was paid in October.

Total additions for property, plant and equipment for the nine months ended September 30, 2005 were $412,000. We anticipate future property, plant and equipment needs to be financed either through credit facilities, equity sales or revenues, all of which are yet to be determined.

Schering AG – In January 2005, we paid off an outstanding convertible loan, including accrued interest, of $3.1 million from Schering AG.

Liquidity – We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. In July 2005 and August 2005, we received $13.3 million and $14.7 million, respectively, in two closings of a private placement of shares of our common stock and warrants to purchase our common stock. We anticipate that with the completion of this private placement, our existing financial resources and expected revenues from collaborations, our cash should be sufficient to meet our anticipated operating and capital requirements into 2007. We will need to raise additional capital through any or all of the following: public or private financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

We expect to incur substantial additional costs, including costs related to:

•	our research, drug discovery and development programs;

•	preclinical studies of our product candidates, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal fees; and

•	manufacturing and marketing of our products, if any.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In addition, in March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS No. 123(R). SFAS No. 123(R) and SAB 107 require all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position or cash flows. We have not yet determined the method of adoption or the effect of adopting SFAS No.123(R) will have on our results of operations, and also have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

As of September 30, 2005, our accumulated deficit was approximately $271.3 million. We expect that the ability to use our net operating loss as a tax benefit have been significantly restricted as a result of the change of control associated with the 2003 private placement transaction with the Sprout Group,

Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures. Since the date of the change of control, we have generated approximately $53.7 million of net operating losses that would not be subject to such limitations.

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

We may experience negative results, problems or delays in our clinical trials with Sirna-027, or other product candidates, that could adversely affect our stock price, financial position and our commercial prospects.

We are required to do extensive testing in animal models with our product candidates before we can be approved by the FDA to initiate clinical trials in humans. We cannot be sure that our drugs will be safely tolerated by humans or be efficacious. Therefore, as our clinical trials progress we will closely monitor results for both safety and efficacy. Results from our early stage clinical trials are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. We have recently announced positive interim data for Sirna-027; however, such data may not be indicative of future results. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including: changes in regulatory policy during the period of product development; delays in obtaining regulatory approvals to commence a study; lack of efficacy during clinical trials; or unforeseen safety issues. Problems with our clinical trials may result in a decline in our stock price, failure to raise capital when needed and would harm our business, financial condition and results of operations.

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

Our strategic alliance with Allergan will seek to advance our AMD treatment into Phase 2 clinical trials. However, there can be no assurances that we will recognize additional revenue under the agreement, that the AMD or other ophthalmic treatment will result in an FDA-approved drug, or that we will be able to engage other partners.

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

We have filed patent applications on various aspects of RNAi technology, a majority of which have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope sufficient to prevent competing products. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. We have received issuance of patents covering various aspects of basic RNA and other oligonucleotide technology, and we have filed patent applications for other technology improvements and modifications that have not yet been approved. We have been issued several broad patents on our RNAi technology in the United Kingdom and we expect these patents to issue in other European countries, the United States, Japan, and Canada. However, we cannot guarantee that such patents will issue outside the United Kingdom or that the claims of such patents will have the scope commensurate with those issued in the United Kingdom.

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

We are aware of a number of issued patents and patent applications that are owned by third parties and that purport to cover chemically modified oligonucleotides as well as their manufacture and use. We have investigated the breadth and validity of these patents to determine their impact upon our programs in the field of RNAi. Based on our review of these patents and, in some instances, the advice of outside patent counsel, we believe that our technology does not infringe any valid claims of such patents and that these patents are not likely to impede the advancement of our programs. There can be no assurance, however, that third parties will not assert infringement claims against our programs with respect to these patents or otherwise, or that any such assertions will not result in costly litigation or require us to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to us, if at all. Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

We have moved our headquarters from Colorado to California, and this move could reduce employee retention and efficiency and could add to our expenses.

In April 2005, we moved our headquarters from Boulder, Colorado to San Francisco, California. For potentially up to several years, certain management will be based in the Bay Area, while research, manufacturing, and our other operations continue to be based in Boulder. This could impair management’s ability to supervise employees and operations and could reduce employee retention, morale, or efficiency or impair our focus. While we believe that our move to the Bay Area will facilitate recruiting top talent to Sirna, some of our employees who may be required to relocate may be unwilling or unable to do so and we could lose talented personnel that are hard to replace. The cost of living in the Bay Area is substantially higher than in Boulder, Colorado, which could make retention of existing employees and recruiting of new employees more difficult.

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

As of September 30, 2005, the investors in our April 2003 private placement collectively own a majority of our issued and our outstanding common stock. Three of seven members of our Board of Directors are affiliated with our three largest investors and serve on the audit committee, nominations and corporate governance committee, and/or compensation committee. These three investors, if their affiliated directors were to act in concert, could potentially determine the votes of the Board of Directors and the nominations and corporate governance committee, although they have not indicated any present intent to do so. Also, our certificate of incorporation permits stockholder action to be taken by written consent in addition to by means of an actual meeting. As a result, our investors (if they acted together) are able to take any action without the need for a stockholders’ meeting. For example, if our investors were to act in concert, they could decide to take us private, to sell some or all of our assets, or to effect a merger without holding a stockholders’ meeting. If the investors were to act in concert, they would have sufficient voting power to effect these types of transactions, although they have not indicated any present intent to do so.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 23, 2005 we held a Special Meeting of Stockholders. Matters voted on and the results of such voting are as follows:

1.	To approve the issuance and sale to investors, in the second closing of a private placement by Sirna Therapeutics, Inc. pursuant to the Securities Purchase Agreements, of 9,186,686 shares of common stock at $1.60 per share and warrants exercisable for 3,307,210 shares of common stock at $1.92 per share (subject to certain adjustments).

Votes For	16,045,018
Votes Against	705,499
Votes Abstained	30,001

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on May 6, 2004 (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Five Year Replacement Warrant (6)

4.7	Form of Securities Purchase Agreement dated as of July 5, 2005 by and between the Company and certain investors (7)

4.8	Form of Warrant to purchase Common Stock of the Company (7)

10.1	Form of Voting Agreement and Irrevocable Proxy dated as of July 1, 2005 by and between the Company and certain stockholders of the Company (7)

10.2	Employment Agreement dated as of July 1, 2005 by and between the Company and J. Michael French (8)

10.3	Offer Letter to Dennis H. Langer to serve as a Director of the Company, dated August 18, 2005 (8)

10.4	Strategic Alliance Agreement dated September 28, 2005 by and between the Company and Allergan, Inc. and affiliated entities (8) (*)

10.5	2005 Amended Director Compensation Plan of the Company, executed on September 30, 2005 (8)

10.6	Indemnification Agreement dated as of August 19, 2005 by and between the Company and Dennis H. Langer (8)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference herein to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference herein to certain exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).

(4)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

(8)	Filed herewith.

(*)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRNA THERAPEUTICS, INC.

Dated: November 14, 2005	By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 14, 2005	By:	/s/ Patti Ketchner

Vice President and Corporate Controller
(Acting Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on May 6, 2004 (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Five Year Replacement Warrant (6)

4.7	Form of Securities Purchase Agreement dated as of July 5, 2005 by and between the Company and certain investors (7)

4.8	Form of Warrant to purchase Common Stock of the Company (7)

10.1	Form of Voting Agreement and Irrevocable Proxy dated as of July 1, 2005 by and between the Company and certain stockholders of the Company (7)

10.2	Employment Agreement dated as of July 1, 2005 by and between the Company and J. Michael French (8)

10.3	Offer Letter to Dennis H. Langer to serve as a Director of the Company, dated August 18, 2005 (8)

10.4	Strategic Alliance Agreement dated September 28, 2005 by and between the Company and Allergan, Inc. and affiliated entities (8) (*)

10.5	2005 Amended Director Compensation Plan of the Company, executed on September 30, 2005 (8)

10.6	Indemnification Agreement dated as of August 19, 2005 by and between the Company and Dennis H. Langer (8)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference herein to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference herein to certain exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 5, 1997 (File No. 333-1908-D).

(4)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference herein to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

(8)	Filed herewith.

(*)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.