Form 10-K
period 2005-12-31
SIRNA THERAPEUTICS INC
filed 2006-03-31
CIK 892112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27914

SIRNA THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-1697351
(State of incorporation)	(I.R.S. Employer Identification No.)
185 Berry Street, Suite 6504 San Francisco, California 94107 (Address of principal executive offices and zip code)	(415) 512-7624 (Registrant’s telephone number, including area code):

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
Rights to Purchase Series AA Junior Participating Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $32.5 million.

As of March 15, 2006, the registrant had 60,414,901 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, which will be filed not later than 120 days following December 31, 2005 with the Securities and Exchange Commission in connection with Registrant’s annual meeting of stockholders to be held on or about June 13, 2006 in San Francisco, California are incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS

Statements in this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. For example there is a very significant risk that promising pre-clinical or clinical results may not translate into an FDA-approved drug. In addition, patent applications may not result in issued patents, and issued patents may not be enforceable or could be invalidated. Furthermore, our ability to develop products and to operate as a going concern is contingent upon having readily available cash to fund our operating programs and are subject to the escalating expenses and risks associated with the initiation of clinical trials and their potential outcomes. Other risks and uncertainties include, among others, our early stage of development and short operating history, our history and expectation of losses and need to raise capital, our need to obtain clinical validation and regulatory approval for Sirna-027, Sirna-034 and our other product candidates, any of which could have negative results, our need to engage collaborators, our need to obtain and protect intellectual property, and the risk of third-party patent infringement claims. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under Item 1A, “Risk Factors” included herein. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it is made.

An Overview of Our Company

Sirna Therapeutics, Inc. (“Sirna” or the “Company”) is focused on developing therapeutics based on RNA interference (RNAi). We are using our expertise in nucleic acids to design, stabilize, manufacture and deliver short interfering nucleic acids (siRNAs) that selectively activate the process of RNA interference. We are in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), chronic hepatitis, dermatology (initially permanent hair removal), asthma, Huntington’s disease (HD) and diabetes. We are evaluating disease targets and indications for the development of RNA interference-based therapeutics on our own and in collaboration with academic research institutions and commercial enterprises such as our collaboration in AMD with Allergan, Inc. (Allergan) and our collaboration in Huntington’s disease with Targeted Genetics. In addition, Sirna manufactures and sells cGMP grade oligonucleotides to other companies under contract manufacturing agreements.

Since our inception as Ribozyme Pharmaceuticals, Inc. in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. In 2001 we began to study RNAi in greater detail and in 2003, based on scientific advancements and the potential of the field; we directed our research and development activities entirely to RNAi technology. Concurrent with our redirection, we changed our name to Sirna Therapeutics, Inc. We believe siRNA-based drugs may present an entirely new platform of therapeutics. Our expertise in nucleic acid technology enables us to be a leader in this very promising, emerging field.

Our common stock trades on the Nasdaq National Market under the symbol “RNAI.” Our principal executive offices are located at 185 Berry Street, Suite 6504, San Francisco, California 94107 and our phone number is (415) 512-7624. Our Internet home page is located at http://www.sirna.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

We are developing a new class of RNA-based drugs.

RNA Interference Background

The naturally occurring (endogenous) process of reducing the expression of messenger RNA (mRNA) viral RNA via a short double stranded sequence of ribonucleic acid is called RNA interference or RNAi. RNA interference is a mechanism used by cells to regulate the expression of genes and replication of viruses. The RNA interference mechanism induces the destruction of target RNA using naturally occurring cellular protein machinery. The technology upon which RNAi-based therapeutics is based generally utilizes this cellular machinery by introducing a double-stranded sequence of nucleic acid, such as RNA, capable of reducing the expression of mRNA and viral RNA in a sequence-specific manner. For simplicity, we refer to the double-stranded RNA molecule facilitating this process as a siRNA (short interfering RNA).

Harnessing the natural phenomenon of RNA interference holds potential for the development of a new class of drugs applicable to a wide range of diseases that result from undesirable protein production or viral replication. Although there is widespread use of RNA interference-based reagents for target validation, the development of RNA interference-based pharmaceuticals for therapeutic uses is currently in an early stage of clinical and preclinical development.

To date, one of the major limitations of RNA interference has been the instability of unmodified siRNAs. Unmodified siRNAs generally break down rapidly in the body, thereby restricting the duration and magnitude of their potential therapeutic activity. Effective drugs need to be resistant to breakdown in the human body and in cells to ensure a sustained therapeutic response. Over the past 10 years, we have developed the chemical and pharmacological expertise and a portfolio of patents to support the design and synthesis of chemically modified siRNA derivatives that retain substantially all the properties required for recognizing their target but also have increased resistance to degradation by nucleases. Our chemically modified and stabilized siRNAs are stable in human serum for several days in serum stability assays. This is in contrast to unmodified siRNAs, most of which have human serum stability of less than a few minutes. Chemical modification of siRNAs can improve their overall potency, pharmacological properties and duration of action. We have also shown that chemical modification of siRNAs can efficiently block double-stranded RNA-mediated interferon and immune response in vivo. Sirna has made stabilized siRNAs against a number of targets and successfully tested them in cell culture and in some cases in animal model systems, showing reduced expression of specific genes or viral titers without affecting expression of other genes. These targets cover the therapeutic fields of ophthalmology, central nervous system, metabolic, inflammatory, renal, infectious, and oncology diseases and dermatological conditions, for which we have filed patent applications describing siRNAs against these targets. We believe this provides us with a competitive advantage in developing RNA interference-based therapeutics.

Another limitation of in vivo application of siRNAs is their delivery to the desired organ, tissue and cell site in the body. Unformulated siRNAs are not readily taken up by the cells in the body. Chemical modification of siRNAs therefore is essential but not sufficient to achieve potential gene silencing in vivo. Delivery of nucleic acid-based therapeutics is generally more challenging than traditional small molecule drug delivery. We are exploring a number of delivery possibilities, including local (directly to the target area), systemic (directly into the blood stream), and topical delivery (directly to the surface of the skin). We are pursuing multiple drug delivery and formulation systems with the intention of creating an effective and efficacious siRNA therapeutic effect for each of our drug programs, thereby creating additional barriers to entry as well as strategic and competitive advantages in drug performance.

RNA interference has potentially significant advantages over traditional drugs

RNA interference-based therapeutics have potentially significant advantages over traditional approaches to treating a number of important diseases, including the following:

•	Broad Applicability. RNA interference-based drugs can potentially treat multiple diseases or conditions for which an abnormal gene function or a viral agent can be identified as the cause or as an essential contributing factor to the disease.

•	Therapeutic Precision. RNA interference-based drugs may reduce or avoid some of the side effects associated with designing traditional drugs to inhibit expression of only disease associated and targeted genes, and not interfere with other genes in the body.

•	Target RNA Degradation. RNA interference-based drugs are designed to destroy the target RNA and therefore stop the associated production of undesirable protein required for disease progression, which may provide a longer duration of effect compared to most drugs that only temporarily prevent targeted protein function.

Our Business Strategy

Our strategy is to use our considerable expertise, know-how and intellectual property to create shareholder value. Specifically,

•	We intend to independently develop chemically optimized and formulated siRNA molecules for therapeutic applications in several disease areas and dermatological conditions.

•	We will enter into partnerships, collaborations or alliances with pharmaceutical and biotechnology companies to develop RNA interference-based therapeutics, especially for targets and in therapeutic areas where partners will bring us unique capabilities.

•	We will seek to maintain and expand our patent portfolio and proprietary technology. We have filed over 250 patent applications that we believe are important to the identification, design, chemical modification, synthesis, formulation and manufacture of RNAi-based and siRNA therapeutics for commercialization. 50 of those patents have issued. In addition, we have exclusive license to six patent families bearing on both RNAi technology and specific therapeutic disease areas. We will continue to aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of RNAi-based and siRNA therapeutics.

•	We intend to leverage our expertise in the design, chemical modification, formulation and manufacture of RNA-based therapeutics. We believe that we have established one of the leading RNA-based therapeutic research and development teams that can provide lead optimization, process development and manufacturing to others in need of this expertise. We believe that we will be able to capitalize on our continuing investment in nucleic acid technology by entering into technology transfer and contract manufacturing arrangements with collaborators to generate revenues, while retaining this capability for our own drug development.

We have established a strong scientific and business foundation upon which we can establish partnerships, collaborations and alliances with pharmaceutical and biotechnology companies, which are reproducible from a transaction standpoint yet allow us the flexibility to forge both target and therapeutic-specific collaborations. We expect the pharmaceutical industry to pursue a variety of RNAi-based therapeutic deals over the coming years. Based our on research and early Phase 1 clinical trial successes and leadership position, we believe that the industry will view us as a preferred partner for those transactions.

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

Protein production generally involves two steps. First, the information from the DNA sequence of the gene is “transcribed” to mRNA. The second step involves “translation” of the mRNA and its information into a protein. The process by which genetic information is “expressed” in the form of a protein is highly selective; production of a particular protein generally requires its own specific DNA sequence that leads to a corresponding mRNA sequence. The ability to identify abnormal production of protein is an important tool in diagnosing human disease. A typical mRNA is believed to produce approximately 5,000 copies of the protein. By destroying a single copy of mRNA, production of 5,000 copies of the target protein could potentially be blocked. Preventing the formation of a protein by targeting its mRNA can, therefore, be a more potent approach for therapeutic intervention than preventing the function of the target protein. Our RNA interference technology targets mRNA and blocks the formation of its associated protein. Blocking a gene’s expression using RNA interference, once a protein target has been identified, is, we believe, a promising therapeutic approach for those diseases where abnormal protein overproduction is an important factor.

Our Nucleic Acid Platform Technology

Our approach to drug discovery and development begins by identifying a human or viral gene or genetic material causing or contributing to disease. We analyze the nucleotide sequence of the mRNA corresponding to the human gene or infectious agent and design one or more complementary siRNA nucleotide sequences. We then synthesize the siRNAs using our proprietary processes.

Initially, we test the effectiveness of the siRNA in cell culture and, if possible, in animal models. If the siRNA reduces or stops production of the protein or infectious agent associated with the disease, or slows the associated growth or spread of the disease, not only have we validated the disease contributing function of the gene or infectious agent, but we have also identified a drug candidate against such gene or infectious agent.

Once we identify a target nucleic acid sequence and related siRNA, we attempt to improve the effectiveness of the siRNA by varying its chemical structure and composition to further increase its stability and improve its pharmacokinetic properties in the human body. Alternatively, we start with a chemically optimized siRNA structure and test the effectiveness of such chemically optimized siRNAs against a given target in cell culture and, if possible, in animal models. To date, we have achieved a number of significant milestones in siRNA technology development, including the following:

Stability.  To be useful as a therapeutic treatment, siRNAs must remain stable in human serum and cells long enough to destroy the targeted RNA and, ideally, long enough to destroy multiple copies of the target RNA. Unmodified siRNAs are stable in human serum for only a few minutes. We have successfully produced chemically modified siRNAs that retain their activity in cell culture and are stable in human serum for several days in serum stability assays. We have carried out experiments in multiple animal model systems and in humans (in a Phase 1 clinical trial) that demonstrate the activity of our stabilized siRNA molecules.

Circulation Time.  Another hurdle in the development of siRNAs for therapeutic use is reducing drug clearance from the blood stream and the site of action. siRNAs are rapidly cleared from circulation by the renal system, generally in less than an hour. We have developed chemically stabilized and optimized siRNAs using nanoparticle formulations that have improved the circulation time of siRNAs to several days. We have carried out proof-of-principle experiments in multiple animal model systems, including non-human primates, which demonstrate the activity of these stabilized siRNA formulations with improved circulation time.

Interferon and Cytokine Response.  It has been observed that double-stranded RNA (dsRNA) molecules generally induce interferon and cytokine response. We have developed chemically modified and optimized siRNAs that can diminish or substantially avoid the induction of interferon and other cytokine responses.

Selectivity.  Ideally, siRNA molecules should interact only with the target RNA and therefore not affect the functions of other genes. As a result, siRNA molecules should have the potential to be less toxic than traditional drugs that often interact with many targets. We have demonstrated a high degree of selectivity with

siRNAs. Based on our work and the work of others, we believe that a binding region of approximately 19 nucleotides is optimal for siRNA selectivity.

Delivery.  Successful development of any drug requires that the drug be delivered to the desired site in the body, and delivery of nucleic acid-based therapeutics is generally challenging. We are exploring a number of delivery possibilities, including local (directly to the target area), systemic (directly into the blood stream), and topical delivery (directly to the surface of the skin). We are working on improving the delivery of siRNAs by various methods in order to increase the tissue-specific delivery of these drugs in vivo. We have developed novel nanoparticle delivery technologies capable of efficient and specific delivery of the siRNA compounds to liver hepatocytes, lung, hair follicles and a number of other important cells, tissues and organs. We have carried out experiments in several animal model systems, including non-human primates, which demonstrate systemic efficacy of stabilized siRNA in our nanoparticle formulations in liver hepatocytes following a normal intravenous route of administration. In addition, in our asthma program, we have demonstrated that aerosol delivery of our nanoparticle-formulated siRNAs results in high concentrations of siRNAs in respiratory tissue while minimizing systemic exposure.

Safety.  To date, the assessment of the safety of our chemically stabilized siRNA drugs in human beings is limited to our Phase 1 clinical trial in patients with AMD. Single ascending doses of Sirna-027 have been demonstrated to be safe and well tolerated, with no adverse events (either ocular or non-ocular) attributable to the product candidate. The tolerability of systemically administered siRNAs formulated in nanoparticles has been evaluated after single intravenous doses in both mice and monkeys. Similar to the findings with Sirna-027, ranges of doses have been identified which would permit further development of these types of nanoparticle-formulated, chemically stabilized siRNAs.

Effectiveness.  We have demonstrated through internal research that RNA interference can reduce the amount of target mRNA and the corresponding level of protein produced in cell culture and animal models. Additionally, our siRNAs targeted against the VEGF pathway inhibit the formation of new blood vessels in ocular and tumor animal models. These preclinical results have been demonstrated to be true in patients as well, where a single administration of Sirna-027 to patients with AMD induces stabilization or improvement of visual acuity in 96% of the treated patients 8 weeks after the administration of the product candidate. In addition, our anti-viral siRNAs have been shown to be effective in decreasing hepatitis C (HCV) and hepatitis B (HBV) viral replication in cell culture models and in animal models, including non-human primates. Internally and in association with a number of academic collaborators, we have demonstrated in animal models that our siRNAs can efficiently inhibit target gene expression in vivo.

Manufacturing.  To meet our needs for research, preclinical studies, clinical trials and the eventual commercialization of RNA interference-based therapeutics, we must be able to manufacture or have already manufactured, sufficient amounts of drug in a cost effective manner. We have developed proprietary technology allowing us to synthesize several hundred stabilized siRNA molecules in hundreds of microgram quantities per month. These quantities are sufficient to permit us to rapidly perform direct cell-based screening of multiple potential target sites. We have also developed the capability to manufacture kilogram quantities of siRNAs under the FDA’s current good manufacturing practices (cGMP).

Our Product Development Process

The development process for our products starts with research and preclinical development. Research includes identifying a target protein or viral sequence, synthesizing a panel of appropriate siRNAs to block expression of the target protein or virus, and testing the activity of the siRNAs in a specific cell population. We will pursue preclinical and clinical testing only for those products that we believe have a high likelihood of commercial success based on identifying a disease causing target, a favorable pharmacokinetic profile and an unmet medical need.

Preclinical testing includes pharmacology and toxicology testing in animal models, product formulation, dosage studies and manufacturing scale-up for submission of the data necessary to comply with regulatory requirements of the FDA and similar agencies in other countries prior to commencing human trials.

Our Product Development Programs

Our siRNA product candidate portfolio is built around three major methods of administration. We are seeking to develop new drugs using siRNAs that address significant and unmet medical needs, as shown in the following table:

Local Delivery Programs	Systemic Delivery Programs	Topical Delivery Programs
Age Related Macular Degeneration (AMD): Sirna-027 via intra-ocular injection	Hepatitis C Virus: Sirna-034 via intravenous administration	Dermatology: Use of siRNAs for permanent removal of unwanted hair
Asthma: Aerosol administration of siRNAs	Type II Diabetes: Standard intravenous or subcutaneous administration of siRNAs
Huntington’s Disease: Stereotactic administration of vector expressed or synthetic siRNAs

Local Delivery Programs (Directly to target area)

Age-Related Macular Degeneration (AMD)

Age-related macular degeneration, or AMD, is caused by the deterioration of the central portion of the retina in the eye. This disease is the leading cause of irreversible vision loss among Americans over the age of 55. The “wet” form of AMD accounts for 10% to 15% of all AMD cases and is associated with severe vision loss. Approximately 1.2 million people in the United States have wet AMD, with approximately 200,000 new cases per year. Wet AMD results from a proliferation of abnormal blood vessels beneath the retina, a process called neovascularization. To date, we have demonstrated that we can inhibit the formation of new blood vessels in cell culture and several animal model systems of ocular neovascularization using our chemically optimized siRNAs targeting genes in the vascular endothelial growth factor (VEGF) pathway.

Current approved therapies for wet AMD include laser photocoagulation, Visudyne® (offered by QLT/Novartis) and Macugen® (offered by Eyetech/Pfizer). There are a number of other product candidates in preclinical and clinical trials that target wet AMD, including Lucentis® (from Genentech/Novartis), which is a customized fragment of an anti-VEGF antibody drug currently under FDA review. Also, Acuity Pharmaceuticals, Inc., an early stage biotechnology company, is currently in Phase 2 clinical trials to evaluate their wet AMD product candidate, Cand5®, which is an unmodified siRNA.

In November 2004, we initiated a Phase 1 clinical trial of Sirna-027, a chemically optimized siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated VEGF pathway. The Phase 1 clinical trial was primarily designed to test safety and tolerability of Sirna-027. To date, we have completed enrollment and the 3-month assessment point for all patients; the patients will be followed for safety for up to two years. The Study is being conducted at four centers in the United States: John’s Hopkins University, the Cleveland Clinic, the combined Harvard — Massachusetts Eye and Ear Infirmary, and UCLA. Under the supervision of Dr. Peter Campochiaro, clinical and laboratory data were compiled and reviewed at the Wilmer Ophthalmologic Institute of John’s Hopkins University. Preliminary results from the Phase 1 trial, which were presented at the Association for Research in Vision and Ophthalmology (ARVO) conference in May 2005 and at the annual American Academy of Ophthalmology meeting in October 2005, demonstrated that Sirna-027 is safe and well tolerated. Twenty-five of 26 patients (96%) showed visual acuity stabilization and 23% of those patients experienced clinically significant improvement in visual acuity eight weeks after a single injection. These results also showed a relevant decrease in central foveal thickness measured by ocular coherence tomography (OCT), which is the first demonstration of biological activity of a siRNA in humans. We anticipate that our strategic partner, Allergan, will begin Phase 2 studies with Sirna-027 in 2006. The goal of the Phase 2 program will be to identify the optimal dose of Sirna-027 and to establish the extent and duration of its therapeutic effect.

Asthma

Asthma is a chronic respiratory disease which currently affects 15 million people in the U.S. Asthma is the leading cause of childhood hospital admissions as well as absenteeism from work, and is the cause of approximately 5,000 deaths per year. Despite extensive progress in the understanding of the causes of asthma, the prevalence of asthma has been steadily increasing for the past 20 years. Although there are many pharmaceutical treatments that manage asthma symptoms, there are no drugs that effectively modulate the progression of the disease. The U.S. market for asthma therapies in 2003 totaled $13.3 billion.

We are developing a product candidate for local delivery to the lungs to treat asthma. Clinical data from others has demonstrated a critical role for cytokines generated by Th2 lymphocytes in the pathogenesis of asthma. Certain key cytokines orchestrate airway inflammation which underlies airway hyper-responsiveness, while others regulate the production of immunoglobulin E (IgE) in allergic asthmatics. Knocking out these cytokines by systemic or local (aerosol) delivery to the respiratory tract may be a benefit in treating the disease. We are working internally and with Dr. Erwin Gelfand of the National Jewish Medical & Research Center to test siRNAs that target Th2 cytokines (e.g., IL-4, IL-13 and their receptors), which play a critical role in inflammation and bronchioconstriction in the airways. We have also made significant progress internally in the local delivery of chemically stabilized, nanoparticle-formulated siRNAs to the lung by aerosol administration. We believe this approach will enable treatment of important respiratory diseases such as asthma, chronic obstructive pulmonary disease (COPD), and allergic rhinitis. Aerosol delivery of our nanoparticle-formulated siRNAs results in high concentrations of siRNAs in respiratory tissue while minimizing systemic exposure. We recently demonstrated a dramatic improvement in residence time in lung tissue of our chemically stabilized, nanoparticle-formulated siRNAs. We have shown that this improvement is dependent upon formulation of siRNAs with our nanoparticle technology. We have demonstrated in animal models of respiratory disease a significant reduction of airway inflammation and hyper-responsiveness with our nanoparticle-formulated siRNAs. This work serves as the foundation for development of therapeutics in these and other respiratory indications.

Huntington’s Disease

Huntington’s disease (HD) is a devastating, degenerative brain disorder for which there presently is no effective treatment or cure. According to the National Institute of Neurological Disorders and Stroke, 30,000 people in the United States alone have HD, and at least another 200,000 are at risk of developing the disease. HD accounts for $2 billion in patient costs annually in the U.S. HD results from genetically programmed degeneration of neurons in certain areas of the brain. This degeneration causes uncontrolled movements, loss of intellectual faculties, and emotional disturbance.

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

Our HD program is focused on two parallel approaches. One approach involves the use of adeno-associated viral (AAV) vector delivery of siRNAs to the brain. The second approach involves the use of chemically modified, nanoparticle-formulated siRNAs administered directly to the brain.

In June 2004, we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation for intellectual property relating to RNAi technology covering siRNAs for targeting neurological disease indications, including HD and Alzheimer’s disease. In January 2005, we entered into a collaboration with Targeted Genetics Corporation for the development of AAV vector delivery of siRNAs that target the expression of Huntington’s protein, which in its mutant form causes the disease. Our scientific advisor and collaborator, Dr. Beverly Davidson at the University of Iowa, has published data demonstrating that the delivery of siRNA using an AAV vector efficiently inhibited gene expression in an animal model of Huntington’s Disease. The data published in the April issue of the Proceedings of the National Academy of Sciences, showed for the first time that in a validated mouse model of Huntington’s Disease, an siRNA can inhibit the progression of the disease, with a significant improvement in motor functions and neurological abnormalities. In our collaborative work with Targeted Genetics, Dr. Beverly Davidson and Dr. Krystof Bankiewicz at the University of California, San Francisco, we continue to make significant progress in the potential treatment of Huntington’s disease. We are currently evaluating the pharmacokinetics and efficacy of three lead candidates in transgenic mice and non-human primates. We are sufficiently encouraged with the progress of preclinical development for this program that we expect to select a clinical development candidate by the end of 2006.

Systemic Delivery Programs (Directly into the blood stream)

Chronic Hepatitis

There are approximately 3.9 million individuals infected with chronic hepatitis in the United States and over 170 million worldwide. Of the 3.9 million infected individuals in the United States, 70% have chronic hepatitis C and are potential candidates for treatment. Each year in the United States, hepatitis C virus (HCV) infects between 250,000 to 500,000 new individuals and leads to between 8,000 to 10,000 deaths. It is one of the most common blood-borne infections in the United States and has been identified as a “silent epidemic” and “a daunting challenge to public health” by the United States Congress. Current therapies for HCV, including various interferons combined with Ribavarin® (Hoffmann-La Roche), are effective in approximately 50% of patients and can have significant side effects.

There are no validated in vivo rodent or other small animal models to study potential therapies for HCV, therefore, we have used surrogate mouse models of the hepatitis B virus (HBV) replication. Our rationale for using HBV mouse models to evaluate systemic delivery of siRNAs to the hepatocytes was mainly based on the fact that both HBV and HCV replicate in the cytoplasm of hepatocytes in the liver. Intravenous (IV) dosing at 3 mg/kg of our nanoparticle-formulated and chemically stabilized siRNAs targeting HBV RNA resulted in a greater than 3.5 log reduction in viral titers for at least 14 days in a mouse model of HBV replication. Pharmacokinetic studies have shown that we can deliver up to 80% of the siRNA dose to the hepatocytes of mice via systemic administration of siRNAs using our proprietary nanoparticle formulations. In non-human primate models, systemic administration of these siRNAs affords approximately a three log reduction in viral titers for at least fourteen days.

We are in the preclinical stage of development of siRNAs that target the HCV viral RNA to treat HCV infection. On December 21, 2005, we announced the selection of our HCV drug candidate, Sirna-034. After successful preclinical testing in rodents and non-human primates, we have demonstrated that a systemically delivered chemically optimized siRNA compound can dramatically suppress Hepatitis C viral titers via an RNA interference mechanism. Our compound, Sirna-034, is a systemically delivered nanoparticle-formulated therapeutic targeting the Hepatitis C virus. In preparation for Phase 1 clinical trials, we submitted a Pre-Investigational New Drug (pre-IND) package to FDA on January 31, 2006. We expect to initiate IND-enabling toxicology studies in April, 2006, followed by the filing of an IND later in 2006.

Type II Diabetes

Type II diabetes is the most common form of diabetes. In Type II diabetes, the body either does not produce enough insulin or the cells ignore the insulin. Insulin is necessary for the body to be able to use glucose. Glucose is the basic fuel for the cells in the body and insulin takes the glucose from the blood into the cells. When glucose builds up in the blood instead of going into cells, it can cause metabolic problems that lead to heart disease (cardiovascular disease), blindness (retinopathy), nerve damage (neuropathy), and kidney damage. According to the National Institutes of Health, 20.8 million people in the United States, or seven percent of the population, have diabetes. Of these 20.8 million, 14.6 million people have been diagnosed with the disease and 6.2 million are undiagnosed.

We are currently in preclinical studies to systemically deliver siRNAs directed at PTP-1B (phosphatase 1B), a target in diabetes that is associated with insulin resistance. As an intracellular cytoplasmic protein, PTP-1B has been a difficult-to-reach target for small molecule drugs and biologics. The catalytic pocket of the enzyme is large, which has made it difficult to synthesize a small chemical inhibitor. Further, due to its large family of congeners, specificity has been difficult to obtain by small molecules. These developmental challenges make PTP-1B a suitable target for an RNAi approach.

The technology pioneered in our HCV and HBV programs to efficiently deliver chemically stabilized siRNAs to the liver now enables us to address other liver associated disease indications such as diabetes. By approaching Type II diabetes early in the mechanistic cascade, we believe siRNAs will become an important innovation in the treatment of this devastating and rapidly growing disease.

Topical Delivery Program (Directly to the surface of the skin)

Dermatology

In December 2004, we launched our dermatology division following the acquisition of Skinetics Biosciences, Inc. (Skinetics). Pursuant to the acquisition, Skinetics founder, Dr. Angela Christiano of Columbia University, a leading researcher in the area of hair biology, became an exclusive consultant to the Company, and we began our first dermatology program focused on the removal of unwanted hair. The removal of unwanted hair accounts for an estimated $4 billion dollar market in the U.S. (including shaving). We are in the preclinical stages of developing an siRNA targeting the “hairless” protein, so-called because people who have a nonfunctional version of this protein do not grow any hair. We believe that infrequent treatments with an siRNA targeting the “hairless” protein could achieve results comparable to those seen in laser hair removal with less inconvenience and discomfort to the patient. In collaboration with Dr. Christiano, we have demonstrated that topical application of siRNA in mice directed against the “hairless” gene can result in compromised hair follicle integrity consistent with the “hairless” phenotype resulting in permanent hair removal. As a part of our dermatology program we continue to make progress towards functional and efficient topical delivery of siRNAs to hair follicles. We have identified siRNAs that potently reduce expression of the hairless transcription factor in keratinocytes and have developed specific topical formulations that deliver siRNAs efficiently to hair follicles. We expect to select a clinical candidate in 2006 and to file an IND in 2007.

Our Patents and Proprietary Technology

Obtaining patent protection as well as protecting patent rights and other proprietary rights is crucial to our business. In addition to patents, we rely upon trade secrets, know-how and continuing technological innovations in the design, synthesis, and purification of nucleic acid molecules. We also rely on licensing opportunities to develop and maintain our competitive position. It is our policy to file patent applications in both the United States and foreign countries to protect inventions that we believe are important in the development of our business.

We have filed patents on our internal research and in-licensed patents from third parties, such as academic institutions. Altogether, we have over 50 issued patents in the U.S. and abroad and over 250 pending patent applications.

The following table summarizes our internally developed and in-licensed intellectual property estate (excluding ribozyme technology):

	Patent Filings	Status

Seminal RNAi or siRNA Technology —
• Sirna — “No-ribo” siNA Technology	10 patent applications	2 granted (UK)
• Sirna — Multifunctional siRNA Technology	5 patent applications	Pending
• Sirna-Conserved Sequence Targeting Technology	5 patent applications	1 granted (UK)
• MicroRNA Technology	2 patent applications	pending
• Tuschl et al. Patent (Worldwide Exclusive License from Univ. Mass. Medical School)	2 patent applications	Pending
• Rana Patents on chemically-modified siRNAs (Worldwide Exclusive License from the University of Massachusetts Medical School)	3 patent applications	Pending
• Fire et al. Patent ( Worldwide Non-exclusive License from Carnegie Institution of Washington and the University of Massachusetts)	3 patent applications	1 Issued
Therapeutic Targets for siRNA —
• Sirna — RNAi Gene Targets (including VEGF, IL-4, IL-13, Hairless, PTP-1B, HCV and other viruses)	>120 patent applications	5 granted (UK)
• Davidson et al., Patents on siRNAs against neurological disease targets such as Huntington’s Disease (Worldwide Exclusive License from the University of Iowa Research Foundation)	10 patent applications	1 granted (Australia)
• Christiano et al., Patents on genes involved in hair growth and hair loss (Worldwide Exclusive License from Columbia University)	5 patent applications	Pending
Sirna — Oligonucleotide Chemistry & Delivery Technology	>60 patent applications	24 Issued
Sirna — Oligonucleotide Manufacturing & Process Technology	>25 patent applications	16 Issued
SUMMARY OF INTELLECTUAL PROPERTY ESTATE	>250 Patent Applications	50 Issued

Sirna Invented and Owned Patents

Our internal scientific work has resulted in over 50 issued patents and over 225 patent applications. Over the past year we were issued six patents in the UK, one in Australia and three in the U.S. In January of 2006, the United States Patent and Trademark Office granted us a patent for the chemical synthesis and manufacturing of RNA. This patent broadly covers a process for the synthesis, deprotection and purification of nucleic acids with one or more ribonucleotides. We believe this process is critical for the efficient synthesis of RNA at high yields and high purity and is applicable to both small- and large-scale production of oligonucleotides such as siRNAs and aptamers.

One of the patents granted to us in the UK broadly covers any siRNA molecule which targets conserved sequences within a virus or a gene. A challenge to developing anti-viral therapies is the need to target multiple strains of the virus, as well as preventing escape mutants, with a single therapeutic agent. One of the ways of approaching this problem is to target a conserved region of the virus which does not generally mutate in various strains and subtypes of the virus. This patent covers this approach which we feel will be important to developing RNAi-based therapeutics against a variety of viruses including HBV, HCV, HIV, RSV, influenza and avian flu.

We were issued four target patents in the UK covering chemically modified siRNAs targeting vascular endothelial growth factor (VEGF), VEGF receptor, the Hepatitis C Virus and beta secretase (BACE). BACE has been linked to Alzheimer’s disease. The claims of these patents are not limited to any specific siRNA sequence or structure but broadly cover any siRNA used against the entire targeted gene. We have filed over 120 patent applications describing over 250 important mammalian disease targets including: alpha-synuclein (Parkinson’s disease), HBV (hepatitis B), HCV (hepatitis C), HD (Huntington’s disease), HIV (human immunodeficiency virus), HR (hairless gene), influenza virus (flu), IL-4, IL-13, IL-4 Receptors, IL-13 Receptors (asthma, respiratory diseases), NOGO & NOGO Receptors (spinal cord injury), PTP-1B (diabetes, obesity), RSV (respiratory syncytial virus), VEGF and its receptors (angiogenesis, AMD, diabetic retinopathy, cancer, kidney disease).

We were also issued a patent in the UK covering therapeutics comprised of chemically modified siRNAs. The claims of this patent broadly cover any chemical modification that can be made to the siRNA at 20% or more positions and are not limited to any specific type of chemical modification or structure.

In-Licensed Patents

As part of our overall intellectual property strategy, we selectively enter into agreements with third parties, such as academic institutions, either to license pre-existing technology or to support the development of new products, technologies and business opportunities. For example, in 2003 we entered into a worldwide licensing agreement with the University of Massachusetts (UMASS) Medical School for its undivided interest in intellectual property relating to the seminal RNA interference technology covering siRNA (the “Tuschl Patent”) for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications. The pending Tuschl Patent broadly covers siRNAs, including those with blunt ends and ends with 3’-overhangs. In 2003, we obtained a non-exclusive license to the early RNAi patents filed jointly by Carnegie Institution of Washington and UMASS (Carnegie Patent). The Carnegie Patent is based on the work of Drs. Andrew Fire and Craig Mello governing genetic inhibition of genes by double-stranded RNA via RNAi. In June 2004, we entered into a worldwide exclusive license agreement with the University of Iowa Research Foundation for intellectual property relating to RNAi technology covering siRNA for targeting neurological disease indications, including Huntington’s disease and Alzheimer’s Disease. We were recently granted a patent in Australia for siRNAs targeting the Huntington’s disease gene. In December 2004, we entered into a worldwide exclusive license agreement with Columbia University for intellectual property relating to genes involved in the hair growth pathway. This license includes rights to siRNAs targeting the “hairless” gene that can be used to inhibit hair growth. This intellectual property is based on pioneering work of Dr. Angela Christiano at Columbia University on identifying genes involved in promotion and inhibition of hair growth. During the fourth quarter of 2005, we also obtained the exclusive worldwide license to chemically-modified short interfering RNA from the University of Massachusetts, known as the Rana patents. This family of patents is complimentary to our existing chemical modification-related intellectual property portfolio. We believe that together, these patents are fundamental to the discovery, development and commercialization of RNAi-based therapeutics.

We believe that our intellectual property holdings adequately enable us to pursue our business plans. We cannot however guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope sufficient to prevent competing products. We have been issued several broad patents on our RNAi technology in the United Kingdom and we expect these patents to issue in other European countries, the United States, Japan, and Canada. However, we cannot guarantee that such patents will issue outside the United Kingdom or that the claims of such patents will have the scope commensurate with those issued in the United Kingdom. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. We intend, to the best of our ability, to defend our intellectual property estate from infringement. There is however inherent uncertainty in administrative proceedings and litigation relating to our patents that could cause us to incur substantial costs and delays in obtaining and enforcing our patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved. We may also decide to oppose or challenge third party patents.

When prudent and for appropriate consideration, we may out-license our intellectual property. The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to in-license or litigate if an intellectual property dispute arises.

We have filed opposition documents against three European patents granted to competitors that are related to RNA interference. Additionally, we have filed opposition documents against an RNA interference-related

Australian patent granted to a competitor. We are also involved in a re-examination proceeding involving one of our patents in the United States. We may not yet have identified all United States and foreign patents that pose a risk of infringement to our business operations. There can be no guarantee that we will prevail in any opposition or re-examination or other legal proceedings.

Our Collaborations

Allergan

In September 2005, we entered into a Strategic Alliance Agreement with Allergan. The agreement provides for a multi-year alliance with Allergan to develop Sirna-027, an RNAi-based therapeutic currently in Phase 1 for AMD, and to discover and develop other RNAi-based therapeutics against select gene targets in ophthalmic diseases. Pursuant to the agreement, Allergan will pay for all costs related to the continued development of Sirna-027. In October 2005, we received an upfront license fee of $5.0 million. In addition, we have the ability to receive contract manufacturing revenues, research funding, and will be eligible for development milestones of up to $245 million plus royalties on the worldwide sales of products resulting from the alliance.

Eli Lilly and Company

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

Targeted Genetics

In January 2005, we entered into a collaboration with Targeted Genetics Corporation to develop siRNAs targeting Huntington’s disease gene using an adeno-associated virus (AAV) vector. Under the terms of the collaboration, Sirna and Targeted Genetics will share the costs and revenues associated with research and development of AAV-based siRNA product for the treatment of Huntington’s disease. Jeremy L. Curnock Cook, a member of our Board of Directors and audit committee, is the Chairperson of the board of directors of Targeted Genetics. Mr. Cook assisted in the negotiations, but removed himself from the approval processes at both companies.

Protiva

In February 2005, we entered into a Strategic Alliance Agreement with Protiva Biotherapeutics Inc. (Protiva) for delivery technology applicable to RNAi products. On February 27, 2006, we filed a lawsuit against Protiva for breach of contract and making fraudulent claims and terminated the licenses granted to Protiva under our RNAi technology, including access to patents, for the development of RNAi-based therapeutics against an undisclosed target, which was the only target named by Protiva under the agreement. Under the terms of the alliance agreement, in the event of breach by Protiva, Sirna continues to maintain its license to Protiva’s SNALP delivery technology to develop and commercialize RNAi-based therapeutics against certain undisclosed targets. Pursuant to the alliance agreement, Protiva received 155,763 shares of our common stock, valued at $488,000, and $500,000 in cash, both of which were placed into escrow pursuant to the terms of the agreement. In the third quarter of 2005, $574,000 was transferred back to us because certain conditions of the agreement were not met.

Protiva filed a counter action on March 28, 2006. Sirna believes that the counter action does not impact Sirna’s ability to develop and commercialize any of its compounds. Sirna utilizes its own proprietary nanoparticle formulations for the delivery of its siRNAs.

Our Process Development and Pilot Manufacturing Activities

Archemix Corporation

In May 2001, we entered into a manufacturing agreement with Archemix Corporation (Archemix), a privately held company. One of Archemix’s technologies, RiboReporterstm, incorporates allosteric ribozymes. This technology allows researchers to detect individual molecules in complex mixtures, for drug discovery and environmental monitoring. Under the terms of the agreement with Archemix, we granted certain licenses and sublicenses to our intellectual property covering the allosteric ribozyme technology. We also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. In exchange for the licenses, we received an equity position in Archemix. We currently own approximately 1.5% of the outstanding stock of Archemix on a fully-diluted basis.

In July 2004, we entered into an exclusive four-year process development, analytical development and manufacturing alliance for all of Archemix’s cGMP aptamers through Phase 2a clinical development. As part of this agreement, we also granted Archemix a worldwide, perpetual, non-exclusive license to our intellectual property for the manufacture and commercialization of aptamers. In addition to payments for the manufacture of aptamers, we will receive certain downstream consideration for the license granted to Archemix. This agreement follows an October 2003 agreement between our companies that also provided for us to manufacture cGMP grade of Archemix’s anti-thrombin aptamer, ARC183, for preclinical, Phase 1 and Phase 2a studies.

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

We face direct competition from companies engaged in the research, development and commercialization of RNA interference-based technology, as well as competition from companies attempting other methods of gene expression control. We compete with large pharmaceutical companies and established biotechnology firms, many of whom are developing new products to treat the same diseases that we target. In some cases, those companies have already commenced clinical trials for their products. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies and clinical trials, obtaining regulatory approvals and marketing than we do. Our collaborators and licensees may be conducting research and development programs using non-RNA interference technologies directed at the same diseases that we are targeting. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. In addition, our competitors may complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before us, thus achieving a significant competitive advantage.

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

Government Regulation of our Drug Development Activities

The development, manufacture and sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products must undergo rigorous preclinical and clinical testing and other approval requirements by the Food and Drug Administration (FDA) in the United States under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries.

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

Clinical trials are typically conducted in three sequential phases, although these phases may overlap. In Phase 1, which typically begins with initial introduction of the drug candidate into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase 2 typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase 3 trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application.

Data from preclinical and clinical trials are submitted to the FDA as a New Drug Application, or NDA, for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take a number of years and requires the expenditure of substantial resources. Preparing an NDA or marketing authorization application involves considerable data collection, verification, analysis and expense. There can be no assurance that the FDA or any other health authority approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny an NDA or marketing authorization application if the authority’s regulatory criteria are not satisfied or may require additional testing or information.

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

Our Manufacturing and Marketing

To support our research, preclinical and clinical trial manufacturing requirements, we have constructed (in our leased buildings) manufacturing facilities that we believe comply with relevant regulatory requirements. We have expanded our quality control and quality assurance program internally, including adopting a set of standard operating procedures designed to assure that any products manufactured by or for us are made in accordance with GMP and other applicable domestic and foreign regulations. We believe that our existing facilities will be satisfactory for production of siRNAs needed for clinical trials up to Phase 3. However, we do not currently have the facilities or means to manufacture, market, distribute or sell on a commercial scale, any products that we may develop.

We expect to enter into distribution or partnership agreements with pharmaceutical or biotechnology companies that have large, established sales organizations in order to market and sell most products we may develop, at least initially.

Our Employees

As of December 31, 2005, we had 68 full-time employees, including a research and development staff of 54 and the balance in general administration. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. In April 2005, we initiated the move of our headquarters from Boulder, Colorado to San Francisco, California, which we expect to complete in 2006. We believe our employee relations are good.

ITEM 1A.	RISK FACTORS

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

All of our product candidates are in early stages of development, have never generated any sales, and will require extensive testing before commercialization. Our RNAi-based product candidates, which are the focus of our business, may require more than five years to bring to market, or may never reach the market. You must consider, based on our limited history, our ability to:

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

We have incurred significant losses and have had negative cash flows from operations since inception. To date, we have dedicated most of our financial resources to research and development. We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that based on our existing financial resources and expected revenues from collaborations, our cash resources should be sufficient to meet our anticipated operating and capital requirements into 2007. We will need to raise additional capital through any or all of the following: public or private debt or equity financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

As of December 31, 2005, our accumulated deficit was approximately $277.1 million. We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our product candidates, including preclinical studies and clinical trials.

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

We may experience negative results, problems or delays in our clinical trials with Sirna-027, Sirna-034 or other product candidates that could adversely affect our stock price, financial position and our commercial prospects.

We are required to do extensive testing in animal models with our product candidates before we can be approved by the FDA to initiate clinical trials in humans. Even so we cannot be sure that our product candidates will be safely tolerated by humans or be efficacious. Therefore, as our clinical trials progress we will closely monitor results for both safety and efficacy. Results from our early stage clinical trials are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of drug candidates have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. We recently announced positive interim Phase 1 clinical trial data for Sirna-027, our product candidate for the treatment of AMD, and preclinical efficacy data for Sirna-034 in a non-human primate model for the treatment of the Hepatitis C virus; however, such data may not be indicative of future results. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including: changes in regulatory policy during the period of product development; delays in obtaining regulatory approvals to commence a study; lack of efficacy during clinical trials; or unforeseen safety issues. Problems with our clinical trials may result in a decline in our stock price, the loss of existing corporate partners and future potential corporate partnership opportunities and an inability to raise capital when needed which would harm our business, financial condition and results of operations.

To develop, market or sell RNAi-based drugs, we may need to find partners for collaboration.

Engaging corporate partners and other third parties to help develop, manufacture and market our RNAi-based products may be desirable or necessary for our success. Generally, if a partner were to terminate its funding of the development of a particular product candidate from our collaboration, we may not have the right or resources to continue development of that product candidate on our own. Similarly, if we are unable to attract partners for particular product candidates, then we may be unable to develop those product candidates.

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

A majority of our patent applications have not yet been approved. We do not know which of these applications will result in issued patents. Additionally, patent proceedings and litigation could result in substantial costs and delays in obtaining and enforcing our patent rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved or the loss of ability to pursue business opportunities. We may also decide to oppose or challenge third party patents.

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

We are involved in a re-examination proceeding involving one of our patents in the United States that relates to oligonucleotides. Additionally, we have filed documents in opposition to three RNA interference-related European patents and one RNA-interference-related Australian patent granted to potential competitors.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly, time consuming and unpredictable. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action, or are unable to have infringed patents declared invalid, we may:

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

We are aware of a number of issued patents and patent applications that are owned by third parties and that purport to cover chemically modified oligonucleotides, including siRNAs, as well as their manufacture and use. We have investigated the breadth and validity of these patents to determine their impact upon our programs in the field of RNAi. Based on our review of these patents and, in some instances, the advice of outside patent counsel, we believe that our technology does not infringe any valid claims of such patents and that these patents are not likely to impede the advancement of our programs. There can be no assurance, however, that third parties will not assert infringement claims against our programs with respect to these patents or otherwise, or that any such assertions will not result in costly litigation or require us to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to us, if at all. Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

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

In April 2005, we initiated the move of our headquarters from Boulder, Colorado to San Francisco, California, which we expect to complete in 2006. For the foreseeable future, our management and research and development operations will be based in the San Francisco Bay Area, while our manufacturing and other supporting operations continue to be based in Boulder, Colorado. This split location could reduce employee retention, morale, or efficiency or impair our focus. While we believe that our move to the Bay Area will facilitate recruiting top talent to the Company, some of our current Boulder, Colorado employees who may be required to relocate may be unwilling or unable to do so and we could lose talented personnel that are hard to replace. The cost of living in the San Francisco Bay Area is substantially higher than in Boulder, Colorado, which could make retention of existing employees and recruiting of new employees more difficult.

It is possible that costs of additional facilities in California will be significantly higher than we estimate. The move could potentially add significantly to our real estate, payroll and other expenses.

Our success depends on attracting and retaining qualified personnel.

We are highly dependant on qualified personnel in highly specialized technological fields. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. We also rely on consultants, collaborators and advisors to assist us in formulating and conducting our research. All of our consultants, collaborators and advisors are employed by other organizations or are self-employed and may have commitments to or consulting contracts with other entities that may limit their ability to contribute to our company.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could result in a material adverse effect on our business.

Businesses in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts could disrupt the operations of our facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business. We are vulnerable to a major earthquake and other natural calamities. Our California operations are located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake and do not have a recovery plan for fire, earthquake, power loss, terrorist activity or similar disasters. We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

Our competitors may develop and market drugs that are more effective, safer, easier to use, or less expensive than our product candidates.

The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing. Multiple significant competitors are working on, or already marketing drugs, for the same indications as Sirna-027, Sirna-034, dermatology, diabetes, chronic hepatitis B, Huntington’s disease, oncology and asthma. It is possible that our competitors will develop and market products that are more effective, safer, easier to use, or less expensive, than our future products, or will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

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

We may in the future be exposed to product liability claims, which could adversely affect our business, results of operations, financial condition and cash flow.

Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by clinical trial participants and associated parties, consumers, health care providers or sellers of our products. We may not be able to maintain insurance or obtain sufficient coverage at a reasonable cost, given the increasing cost of insurance in today’s insurance market. Our inability to maintain insurance at an acceptable cost, or at all, could result in a breach of terms of our product license agreements or could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A claim, particularly resulting from a clinical trial or a product recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

You may be unable to sell securities you purchase from us at the time or price desired. The market price of our common stock has fluctuated dramatically in recent years. The trading price of our common stock may continue to fluctuate substantially due to:

•	our ability to raise additional funds;

•	clinical trials of products;

•	timing or denial by the FDA of clinical trial protocols or marketing applications;

•	changes in the status of our corporate collaborative agreements;

•	research activities, technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	quarterly variations in our operating results;

•	changes in earnings estimates by market research analysts;

•	concentrated ownership interest of our investors;

•	purchases or sales of our stock by our executive officers, directors or substantial holders of our common stock;

•	securities class actions or other litigation; and

•	changes in government regulations.

These fluctuations are not necessarily related to our operating performance. Additionally, future sales of our equity securities may dilute our shareholders or cause our stock price to fluctuate. As a result, the value of your shares could vary significantly from time to time. The historical trading volume of our common stock has been limited.

We plan to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income from operations. However, our ability to use our net operating loss carryforwards are limited as a result of previous issuances of equity securities and could be further limited as a result of potential future issuances of equity securities.

We plan to use our current year operating losses to offset taxable income from operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership, as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the utilization of our net operating loss and tax credit carryforwards, and could have been triggered by our initial public offering or by subsequent sales of securities by us or our shareholders. As a result of the private placement of equity securities with the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG and Granite Global Ventures in April 2003, which we consider a change of ownership for tax purposes, we believe that there are substantial limitations on the utilization of our net operating loss and tax credit carryforwards. Also, our use of federal net operating loss carryforwards could be limited in the future depending upon the timing and amount of additional equity securities that we might potentially issue. Our state net operating loss carryforwards may be similarly limited.

Concentration of ownership of our common stock may give certain stockholders significant influence over our business.

A small number of investors own a significant number of shares of our common stock. As of December 31, 2005, entities affiliated with Venrock Associates, The Sprout Group and Oxford Bioscience Partners, three of our largest investors, collectively own approximately 44% of our outstanding common stock. Three of eight members of our Board of Directors are affiliated with these investors and serve on our audit committee, nominating and corporate governance committee and compensation committee. If the directors affiliated with these investors were to act in concert, they could exercise significant influence over the votes of the Board of Directors and the nominating and corporate governance committee, although they have not indicated any present intent to do so. If these investors were to act in concert, their concentration of stock ownership could allow them to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as the election of directors, amendment of our charter documents and approval of significant corporate transactions such as a merger or a sale of all or substantially all of our assets.

The interests of these investors may conflict with the interests of other holders of our common stock with regard to such matters. Furthermore, this concentration of ownership of our common stock could allow these shareholders to delay, deter or prevent a third party from acquiring control of us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

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

Recent accounting pronouncements will impact our future results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss net per common share in Note 1 of Notes to Financial Statements included under Item 15(a)(1) of this Annual Report on Form 10-K. The adoption of SFAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

We recently entered into a lease agreement for laboratory and office space in a to-be constructed building in San Francisco, California. The target commencement date of the lease is November 15, 2006, with an initial term of 84 months. We also lease interim office space in San Francisco, California under an operating lease that expires in March 2007 and laboratory and office space in South San Francisco, California under a short term operating lease. Additionally, we lease laboratory, manufacturing and office space in two adjacent buildings in Boulder, Colorado, under operating leases that expire in June and October 2007. We have sublet a portion of our laboratory and office space in Boulder, Colorado in order to reduce operating expenses related to excess capacity. Our current and planned facilities are sufficient to meet our needs for the foreseeable future. The Company expects to substantially reduce lease expenses related to its Boulder, Colorado facilities as it transitions its headquarters and research and development operations to San Francisco, California.

ITEM 3.	LEGAL PROCEEDINGS

We do not have any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject. On February 27, 2006, we filed a lawsuit against Protiva Biotherapeutics in San Francisco, California for breach of contract and making fraudulent claims. Protiva filed a counter action on March 28, 2006. Sirna believes that the counter action does not impact Sirna’s ability to develop and commercialize any of its compounds. Sirna utilizes its own proprietary nanoparticle formulations for the delivery of its siRNAs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows (all ages are as of March 31, 2006):

Name	Age	Position

Howard W. Robin	53	Chief Executive Officer, President and Director
Bharat M. Chowrira, Ph.D., J.D.	40	Chief Patent Counsel, Vice President, Legal Affairs, and Corporate Secretary
J. Michael French	46	Senior Vice President for Corporate Development
Roberto Guerciolini, M.D.	52	Chief Medical Officer and Senior Vice President
Barry Polisky, Ph.D.	60	Chief Scientific Officer and Senior Vice President
Gregory L. Weaver	50	Chief Financial Officer and Senior Vice President (Appointed February 2006)

Howard W. Robin has served as Chief Executive Officer, President and Director since July 2001. From January 2001 to June 2001, Mr. Robin was Chief Operating Officer, President and Director. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc., a subsidiary of Schering, AG, and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex. He was a Senior Associate with Arthur Andersen & Co. prior to joining Berlex. Since February 2006, Mr. Robin has served as a member of the Board of Directors of Acologix. He received his BS in Accounting and Finance from Farleigh Dickinson University in 1974.

Bharat M. Chowrira, Ph.D., J.D. has served as Chief Patent Counsel and Vice President, Legal Affairs since January 2005. From January 2002 until December 2004, Dr. Chowrira was Vice President of Legal Affairs, Licensing and Patent Counsel. Dr. Chowrira joined Sirna Therapeutics in 1993 as a scientist. He is responsible for Sirna Therapeutics legal and business licensing activities and general corporate matters. Dr. Chowrira also serves as the corporate secretary. Dr. Chowrira has been responsible for building and maintaining our intellectual property portfolio and strategic alliance initiatives. Dr. Chowrira received his J.D. degree from the College of Law at the University of Denver and holds a Ph.D. in Microbiology and Molecular Genetics from the University of Vermont. Dr. Chowrira is a registered patent attorney and a member of the Colorado Bar Association, American Intellectual Property Law Association, Licensing Executive Society and the Association of Corporate Counsel.

J. Michael French has served as Senior Vice President for Corporate Development since July 2005. Mr. French brings fifteen years of international business experience in both the pharmaceutical and biotechnology industries most recently as Chief Business Officer at Entelos, Inc. from 2000 to 2005. At Entelos, Mr. French was primarily responsible for business development, alliance management and corporate communication activities helping to expand Entelos’ business from technology-based research partnerships to therapeutic focused co-development collaborations. From 1998 to 2000, he developed global strategic alliances for Farma Biagini S.p.A., successfully launched Kogenate® for Bayer AG., and served as the Senior Medical Intelligence Analyst during Operation Desert Storm. Mr. French holds a B.S. in aerospace engineering from the U.S. Military Academy at West Point and a M.S. in physiology and biophysics from Georgetown University.

Roberto Guerciolini, M.D., has served as Chief Medical Officer and Senior Vice President of Development since April 2004. Prior to joining Sirna Therapeutics, Dr. Guerciolini served as the Senior Director of Clinical Pharmacology and Experimental Medicine at Millennium Pharmaceuticals between 2001 and 2004, where he was responsible for overseeing the conduct of early-stage clinical trials in the areas of inflammation and metabolic diseases. He also contributed significantly towards the successful filing of the NDA for VELCADE®, a treatment for multiple myeloma. From 1991 to 2001, he served as Director, Medical Research at Roche Global Development and Director, Clinical Pharmacodynamics/International Clinical Research at Hoffmann-La Roche, with responsibilities for Phase I clinical studies in a number of therapeutic areas. He also played an important role in the filing and registration of XENICAL® in the U.S. and Europe for the treatment of obesity. Previously, he was Associate Director of clinical pharmacology at Schering-Plough Corporation between 1989 and 1991. Dr. Guerciolini has presented major clinical research findings at the leading health science conferences and has authored or co-authored 40 articles in peer-reviewed journals. He received his medical degree and his specialty in Internal Medicine from the University of Perugia Medical School in Italy and completed his postdoctoral fellowship in clinical pharmacology at the Mayo Clinic. Dr. Guerciolini is also certified by the American Board of Clinical Pharmacology. In addition to his medical training, Dr. Guerciolini received his Executive MBA degree from the Haas School of Business, University of California-Berkeley.

Barry Polisky, Ph.D., has served as Chief Scientific Officer and Senior Vice President since March 2005. From December 2003 to February 2005, Dr. Polisky was Senior Vice President of Research. Dr Polisky joined Sirna Therapeutics in June 2002 as Vice President of Research. Prior to joining Sirna Therapeutics, Dr. Polisky served as Vice-President of Research at ThermoBiostar, Inc. between 1999 and 2002 where he developed a non-instrumented SNP detection diagnostic platform. From 1992 to 1998, Dr. Polisky was Vice President of Research and Drug Discovery at NeXstar, Inc. where he directed discovery and development of many aptamers (nucleic acid-based therapeutic agents including Macugen, currently used in the treatment of wet adult macular degeneration). Prior to joining NeXstar, Dr. Polisky was Professor and Chairman of the Molecular Biology program at Indiana University, Bloomington from 1987 to 1992. Dr. Polisky received his Ph.D. in molecular biology from the University of Colorado and conducted post-doctoral work in the Department of Biochemistry and Biophysics, University of California, San Francisco.

Gregory L. Weaver was appointed Chief Financial Officer and Senior Vice President in February 2006. Prior to joining Sirna Therapeutics, Mr. Weaver served as Chief Financial Officer at a number of biotechnology companies including Nastech Pharmaceutical Company from 2002 to 2005, ILEX Oncology from 1999 to 2002 and Prism Technologies from 1996 to 1998. Before moving to the biotechnology industry, Mr. Weaver was in the media publishing industry, serving as a Chief Financial Officer at Fidelity Capital from 1992 to 1995 and in various financial management roles with Harte-Hanks from 1987 to 1990. He was an auditor with Arthur Andersen & Co. from 1983 to 1987. Mr. Weaver serves on the Board of Directors and as the Chairman of the Audit Committee of Celsion Corporation. Mr. Weaver received his B.S. degree from Trinity University in San Antonio, Texas and his M.B.A. from the Boston College Graduate School of Management. Mr. Weaver is a Certified Public Accountant.

Scientific Advisory Board

We have established a Scientific Advisory Board that includes world renowned scientists with deep insight into the etiology of important human diseases. As of March 14, 2006, the board consisted of the following eleven individuals:

Name	Scientific Position

Keith Yamamoto, Ph.D. (Chairperson)	Executive Vice Dean for Research, University of California, San Francisco School of Medicine
Jeffrey A. Bluestone, Ph.D.	A.W. and Mary Margaret Clausen Distinguished Professor of Medicine, Pathology, Microbiology & Immunology, University of California, San Francisco (UCSF)
Director, UCSF Diabetes Center, the Immune Tolerance Network and the Juvenile Diabetes Research Foundation Collaborative Center for Cellular Therapy
Beverly Davidson, Ph.D.	Roy J. Carver Professor in Internal Medicine and Professor in Neurology, Physiology & Biophysics, University of Iowa
Donald Ganem, M.D.	Professor, Microbiology/Immunology and Medicine, University of California, San Francisco
Howard Hughes Medical Institute Investigator
Joe W. Gray, Ph.D.	Associate Laboratory Director for Life and Environmental Sciences and Director of Life Sciences Division, Lawrence Berkeley National Laboratory

Adjunct Professor of Laboratory Medicine, University of California, San Francisco
Stanley M. Lemon, M.D.	Director, Institute for Human Infections and Immunity Professor, Departments of Microbiology & Immunology and Internal Medicine, University of Texas Medical Branch
Richard Locksley, M.D.	Herbert and Marion Sandler Distinguished Professorship in Asthma Research, Professor of Medicine and Microbiology/Immunology, University of California, San Francisco
Howard Hughes Medical Institute Investigator
Jerrold M. Olefsky, M.D.	Professor of Medicine and Co-Chair, Division of Endocrinology & Metabolism, University of California, San Diego
David W. Russell, Ph.D.	Eugene McDermott Distinguished Chair in Molecular Genetics, University of Texas Southwestern
Xiaodong Wang, Ph.D.	George L. MacGregor Distinguished Chair in Biomedical Science, University of Texas Southwestern Medical School
Howard Hughes Medical Institute Investigator
James A. Wells, Ph.D.	Harry Wm. and Diana V. Hind Professorship in Pharmaceutical Sciences and Professor of Pharmaceutical Chemistry and Cellular and Molecular Pharmacology, University of California, San Francisco

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “RNAI.” The last sale price of the common stock as reported on the Nasdaq National Market on March 15, 2006, was $7.02 per share. On March 15, 2006, there were 186 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Year Ended December 31, 2004,
First Quarter	$6.49	$3.90
Second Quarter	4.59	2.05
Third Quarter	3.42	2.21
Fourth Quarter	3.87	2.45
Year Ended December 31, 2005,
First Quarter	$3.48	$2.30
Second Quarter	3.15	1.69
Third Quarter	5.60	1.60
Fourth Quarter	4.58	2.91
Year Ending December 31, 2006,
First Quarter (through March 15, 2006)	$3.02	$7.62

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information has been derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 15(a)(1) of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues	$4,898	$1,547	$4,175	$5,148	$8,308
Total operating expenses	29,877	30,552	33,809	34,164	61,201
Net loss	(23,917)	(28,857)	(29,841)	(34,706)	(59,838)
Net loss applicable to common stockholders	(23,917)	(28,857)	(30,403)	(36,277)	(60,613)
Basic and diluted net loss per common share	(0.48)	(0.81)	(1.31)	(10.81)	(21.54)
Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$45,692	$36,083	$36,624	$8,821	$34,995
Total assets	49,517	41,557	42,684	21,898	52,023
Working capital	39,577	30,195	33,295	5,027	31,908
Long-term liabilities, excluding current portion and deferred revenue	275	375	3,868	6,489	12,591
Series A preferred stock and accreted dividends	—	—	—	14,329	13,507
Accumulated deficit	(277,124)	(253,207)	(224,350)	(194,509)	(159,803)
Stockholders’ equity (deficit)	39,626	34,327	34,774	(3,953)	20,398

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Item contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. For example there is a very significant risk that promising pre-clinical or clinical results may not translate into an FDA-approved drug. In addition, patent applications may not result in issued patents, and issued patents may not be enforceable or could be invalidated. Furthermore, our ability to develop products and to operate as a going concern is contingent upon having readily available cash to fund our operating programs and are subject to the escalating expenses and risks associated with the initiation of clinical trials and their potential outcomes. Other risks and uncertainties include, among others, our early stage of development and short operating history, our history and expectation of losses and need to raise capital, our need to obtain clinical validation and regulatory approval for Sirna-027, Sirna-034 and our other product candidates, any of which could have negative results, our need to engage collaborators, our need to obtain and protect intellectual property, and the risk of third-party patent infringement claims. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under Item 1A, “Risk Factors” included herein. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it is made.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, followed by a discussion of our Results of Operations. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources”.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1, “Business,” Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data.” This MD&A and various other sections of this Annual Report on Form 10-K contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” included under Item 1A. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which it is made.

Business Overview

Sirna Therapeutics, Inc. (“Sirna” or the “Company”) is focused on developing therapeutics based on RNA interference (RNAi). We are using our expertise in nucleic acids to design, stabilize, manufacture and deliver short interfering nucleic acids (siRNAs) that selectively activate the process of RNA interference. We are in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), chronic hepatitis, dermatology (initially permanent hair removal), asthma, Huntington’s disease (HD) and diabetes. We are also evaluating other disease targets and indications for the development of RNA interference-based therapeutics on our own and in collaboration with academic research institutions and commercial enterprises such as our collaboration in AMD with Allergan, Inc. (Allergan) and our collaboration in

Huntington’s Disease with Targeted Genetics. In addition, Sirna manufactures and sells cGMP grade oligonucleotides to third parties under contract manufacturing agreements.

Since our inception as Ribozyme Pharmaceuticals, Inc. in 1992, we have dedicated ourselves to engineering RNA-based molecules for therapeutic and diagnostic purposes. In 2001 we began to study RNAi in greater detail and in 2003, based on scientific advancements and the potential of the field, we directed our research and development activities entirely to RNAi technology. Concurrent with our redirection, we changed our name to Sirna Therapeutics, Inc. We believe siRNA-based drugs may present an entirely new platform of therapeutics in the future. Our expertise in nucleic acid technology enables us to be a leader in this very promising field.

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

Harnessing the natural phenomenon of RNAi through the production and targeted delivery of synthetic siRNAs holds potential for a new and important future class of drugs. Although there is widespread use of RNAi-based reagents for target validation, the development of RNAi-based pharmaceuticals for therapeutic uses to target disease is currently in an early stage of clinical and preclinical development.

Product Candidate Programs

We are seeking to develop a new class of drugs using siRNAs that address significant and unmet medical needs. Currently, we are in research, preclinical and clinical development with product candidates in the following areas:

Local Delivery (Directly to target area)

•	Age-Related Macular Degeneration (AMD). Our first program to advance into the clinic targets age-related macular degeneration (AMD). In November 2004, we initiated a Phase 1 clinical trial of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway. In May 2005 and October 2005, we reported interim data from the Phase 1 clinical trial with Sirna-027. In September 2005, we entered into a strategic alliance with Allergan for the development of Sirna-027 and other siRNAs for the treatment of ocular disease. We anticipate that Allergan will begin Phase 2 studies with Sirna-027 in 2006.

•	Asthma. We are in the preclinical stage of development of product candidates for the treatment of asthma. We are working internally and with our collaborator, Dr. Erwin Gelfand of the National Jewish Medical & Research Center, to evaluate siRNAs that target IL-4, IL-4 receptor, IL-13 and/or IL-13 receptor and a host of other respiratory targets. Further, we have demonstrated in animal models of respiratory disease a significant reduction of airway inflammation and hyper-responsiveness using chemically stabilized nanoparticle formulated siRNAs.

•	Huntington’s Disease. Our third program in local delivery is focused on Huntington’s disease, a life-threatening brain disorder. We are in the preclinical stage of development in this program and expect to name a development candidate by the end of 2006. We recently entered into a collaboration with Targeted Genetics Corporation for the development of adeno-associated viral (AAV) vector-based delivery of siRNAs that target the Huntington’s disease gene. We are also collaborating with Dr. Beverly Davidson at the University of Iowa, who has published promising data in this area and Dr. Krystof Bankiewicz, at the University of California in San Francisco, who has developed promising systems for the direct administration of AAV vectors to the brain.

Systemic Delivery (Directly into the blood stream)

•	Chronic Hepatitis. We are in the preclinical stages of development of siRNAs that target the viral RNA to treat the Hepatitis C infection. On December 21, 2005, Sirna announced the selection of our HCV product candidate, Sirna-034. After successful preclinical testing in rodents and non-human primates, we have demonstrated that a systemically delivered chemically optimized siRNA compound can dramatically suppress Hepatitis C viral titers via an RNA interference mechanism. Our compound, Sirna-034 is a systemically administered nanoparticle-formulated, chemically optimized siRNA-based therapeutic targeting the Hepatitis C virus. We expect to file an IND for this product candidate later in 2006.

•	Type II Diabetes. We are in the preclinical stages of developing siRNA targeting the phosphatase 1B (PTP-1B) gene, a target in diabetes that is associated with insulin resistance. The technology pioneered in our HCV and HBV programs to efficiently deliver chemically stabilized siRNAs to the liver now enables us to address other liver associated disease indications such as diabetes. By approaching Type II Diabetes early in the mechanistic cascade, we believe siRNAs can become the most important innovation in the treatment of this devastating and rapidly growing disease.

Topical Delivery (Directly to the surface of the skin)

•	Dermatology. In December 2004, we launched a dermatology division following the acquisition of Skinetics Biosciences. Skinetics founder, and a leader in the field of hair biology, Dr. Angela Christiano of Columbia University, is now an exclusive consultant to the Company. Our first dermatology program is focused on the permanent removal of unwanted hair. We have developed specific topical formulations that deliver siRNAs efficiently to hair follicles. We have successfully administered chemically modified siRNAs into individual hair follicles on the surface of skin and demonstrated efficacy in an animal model of hair removal via topical administration of siRNAs. We are in the preclinical stages of developing siRNA targeting the “hairless” protein and expect to select a clinical candidate in 2006 and file an IND in 2007.

Intellectual Property

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

We have filed patents on our internal research and have in-licensed patents from third parties, such as academic institutions. Altogether, we have over 50 issued patents in the U.S. and abroad and over 250 pending patent applications. As part of our overall intellectual property strategy, we selectively enter into agreements with third parties, such as academic institutions, either to license pre-existing technology or to support the development of new products, technologies and business opportunities.

Our internal scientific work has resulted in over 50 issued patents and over 225 patent applications. Over the past year we were issued six broad patents in the UK, one in Australia and three in the U.S. In January of 2006, the United States Patent and Trademark Office granted us a patent for the chemical synthesis and manufacturing of RNA. The patent broadly covers a process for the synthesis, deprotection and purification of nucleic acids with one or more ribonucleotides. We believe this process is critical for the efficient synthesis of RNA at high yields and high purity and is applicable to both small- and large-scale production of oligonucleotides such as siRNAs and aptamers.

We believe that our intellectual property holdings adequately enable us to pursue our business plans. We cannot however guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope sufficient to prevent competing products. We have been issued several broad patents on our RNAi technology in the United Kingdom and we expect these patents to issue in other European countries, the United States, Japan, and Canada. However, we cannot guarantee that such patents will issue outside the United Kingdom or that the claims of such patents will have the scope commensurate with those issued in the United Kingdom or Australia. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. We intend, to the best of our ability, to defend our intellectual property estate from infringement. There is however inherent uncertainty in administrative proceedings and litigation relating to our patents that could cause us to incur substantial costs and delays in obtaining and enforcing our patents and other proprietary rights. The ultimate result of any patent litigation could be the loss of some or all protection for the patent involved. We may also decide to oppose or challenge third party patents.

Licensing, Process Development and Pilot Manufacturing

In addition to our work with RNAi, we have also developed an extensive expertise in nucleic acid technologies. We intend to leverage our nucleic acid expertise through licensing, process development and pilot manufacturing opportunities. In July 2004, we entered into an exclusive four-year process development and manufacturing alliance with Archemix Corporation (Archemix), a privately held company. Archemix is currently developing ARC183, an anti-thrombin aptamer. Pursuant to the agreement, we will manufacture all of Archemix’s aptamers through Phase 2a clinical development. In addition, in 2003 we completed a collaboration with Geron Corporation, a biopharmaceutical company focused on oncology and regenerative medicine. Our first program, which began in 2001, was a process development collaboration with Geron for GRN163, a nucleic acid-based telomerase agonist for cancer. We successfully completed the program and renewed the agreement to manufacture GMP clinical-grade GRN163 for Geron’s Phase 1 clinical study. Delivery under the agreement was completed in June 2003.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies may have an impact on the results we report in our financial statements. Some of our accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Revenue Recognition

Revenues are derived principally from upfront payments, cost reimbursements, milestone payments and contract manufacturing services. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments. We recognize revenue related to up-front payments ratably over the period of the contractual arrangements as we satisfy our performance obligations, unless we determine that another methodology is more appropriate. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of December 31, 2005, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates were appropriate.

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

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma net loss per common share in Note 1 of Notes to Financial Statements included under Item 15(a)(1) of this Annual Report on Form 10-K.

Results of Operations for Twelve Months Ended December 31, 2005, 2004 and 2003

Revenues

The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2005	2004	2003

Contract revenues —
Allergan	$417	$—	$—
Eli Lilly	1,897	153	—
Geron	—	—	2,783
Chiron	—	—	550
Fujirebio	—	475	169
Atugen	8	9	417
Other	44	50	256

	2,366	687	4,175
Contract revenues — manufacturing
Archemix	2,532	860	—

Total revenues	$4,898	$1,547	$4,175

Revenue fluctuations generally result from changes in the number of funded research projects as well as the timing and completion of contractual obligations. Our revenues for 2005 were $4.9 million, an increase of $3.4 million compared to 2004. The increase is a result of our increased production of aptamers and process development work related to our contract manufacturing agreement with Archemix, as well as a milestone payment we received from Lilly related to our eighteen-month collaboration to jointly investigate our proprietary modified siRNAs against specific oncology targets they provided. Upon the completion of activities and achievement of milestones set forth in the research plan under the Lilly contract, a milestone payment of $1.8 million was paid to us in July 2005.

In September, 2005, we entered into an agreement with Allergan to develop Sirna-027 and other RNAi-based therapeutics for ophthalmic diseases. Subsequently, in October, we received a $5.0 million upfront license payment from Allergan that was initially classified as deferred revenue. We are recognizing the $5.0 million ratably over the related three year contract period. We are actively pursuing additional partnerships and collaborations to fund and advance our research and development programs.

Our revenues for 2004 were $1.5 million, a decrease of $2.6 million compared to 2003. The decrease was primarily a result of our change in business strategy in 2003 and the subsequent termination of ribozyme-related programs and associated revenues from Chiron, Fujirebio and atugen AG. Offsetting our loss in revenues in the ribozyme programs were revenues related to our Archemix manufacturing collaboration. Archemix revenues were $0.9 million in 2004. In connection with the completion of our process development and manufacturing scale-up for Geron’s anti-cancer drug, GRN163, we recognized revenue of $2.8 million in 2003.

Expenses

Research and development

The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2005	2004	2003

Salaries and benefits	$7,705	$7,380	$7,144
Chemicals and supplies	2,595	2,420	1,703
License fees	1,582	2,914	6,197
Outside services	3,475	2,471	1,116
Depreciation	1,183	1,283	1,415
Other	3,598	4,669	4,690

Total research and development expenses	$20,138	$21,137	$22,265

Average research and development staffing	58	61	66

Our research and development expenses during 2005 were $20.1 million, a decrease of $1.0 million compared to 2004. License fees decreased $1.3 million due primarily to one time payments we made to the University of Massachusetts related to the filing of our first IND for Sirna-027 in September 2004. Other expenses decreased $1.1 million due in part to savings associated with a work force reduction in May 2005. Salaries and benefits increased $0.3 million primarily due to severance and benefit payments related to the work force reduction. Outside services increased $1.0 million due to the scale-up of our research and development expenses for Sirna-027, our RNAi drug candidate targeting Age-related Macular Degeneration.

Our research and development expenses for 2004 were $21.1 million, a decrease of $1.1 million compared to 2003. The decrease was primarily due to the acquisition of a license for the University of Massachusetts’ rights to RNAi technology for $6.0 million in September 2003. Under the terms of the license agreement, we paid $3.0 million in cash and issued 579,150 shares of our common stock, at the time valued at $3.0 million, to the University of Massachusetts Medical School in exchange for the license. The purchase price was expensed due to the uncertainty as of the acquisition date of both the technological feasibility and alternative future uses of the technology. In 2004, upon the first anniversary of the license agreement, the filing of our first IND and the initiation of our first Phase 1 clinical trial, we paid $1.4 million to the University of Massachusetts Medical School. Additionally, research and development expenses increased overall in 2004 due to the scale up of our research and outside services costs as we progressed in our preclinical activities for Sirna-027, as well as general overall scale-up of research activities focused on RNAi technology.

We have incurred the following expenses, net of partner reimbursements, related to our major research and development projects (in thousands):

	Twelve Months Ended December 31,
	2005	2004	2003

RNAi programs —
Age-related Macular Degeneration (AMD)	$2,112	$3,609	$—
Asthma	1,393	—	—
Chronic Hepatitis	1,988	1,942	—
Hair removal	1,444	1,659	—
RNAi technology development	4,537	5,127	9,601
Ribozyme-based programs	—	—	1,001

Total project expenses	$11,474	$12,337	$10,602

Research and development project costs include costs of salaries, benefits, clinical trial site costs, outside services, and materials and supplies incurred to support the clinical programs. Indirect costs allocated to projects include facility and occupancy costs, intellectual property-related expenses, including patent prosecution and maintenance, and license and royalty payments. For purposes of project tracking, we capture the level of effort expended on a project through our project management system, which is based primarily on human resource time allocated to each project, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs we allocate to a project are not intended to, and do not necessarily, reflect the precise actual incremental costs of the project.

General and administrative

The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2005	2004	2003

Salaries and benefits	$2,793	$2,522	$3,221
Patent	2,166	2,189	1,205
Other	2,683	2,029	1,774

Total general and administrative expenses	$7,642	$6,740	$6,200

Average general and administrative staffing	14	12	11

General and administrative expenses during 2005 were $7.6 million, an increase of $0.9 million compared to 2004. The increase compared to 2004 is primarily due to a higher average number of employees during 2005 and associated increases in travel and recruiting, and also to additional consulting expenses.

General and administrative expenses for 2004 were $6.7 million, an increase of $0.5 million compared to 2003. The increase in 2004 compared to 2003 was primarily due to increased patent expenses related to applications in RNAi technology and to increased business development activities, offset by lower salaries and benefits due to a work force reduction which occurred in February 2003.

Acquired in-process research and development

In December 2004, we acquired Skinetics Biosciences, Inc. (Skinetics), a company formed around the research related to the development of siRNAs for permanent hair removal. Under the terms of the acquisition, we issued 502,845 shares of our common stock, valued at $1.6 million, to Skinetics’ shareholders, in exchange for 100% of the common stock of Skinetics. In addition, we incurred $0.3 million in expenses related to the acquisition. We expensed these costs at the time of the acquisition based upon our determination that the acquired intellectual property and research had not yet reached technological feasibility and the in-process research and development had no alternative future uses.

Subject to the achievement of certain milestones and other conditions, we may issue additional shares of our common stock (some or all of which may be paid in cash in lieu of shares) plus additional shares of common stock based on possible future sales (some or all of which may be paid in cash in lieu of shares). The value of such stock will be based on the price of the stock as of future dates.

Write-off of patent costs

In April 2003, we changed our business strategy which had previously focused on the development of ribozyme-based therapeutics and diagnostics to developing a new class of nucleic acid-based therapeutics based on RNA interference. As a result of finalizing this change in strategic direction, we undertook a detailed review of our existing patent portfolio. Based on this review, we wrote off $5.3 million of capitalized patent costs related to the ribozyme technology.

Interest and other income

Interest and other income was $1.1 million in 2005, compared to $0.5 million in 2004 and $0.4 million in 2003. The fluctuation from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale as well as prevailing interest rates.

Interest expense

Interest expense was less than $0.1 million in 2005, compared to $0.3 million in 2004 and $0.4 million in 2003. Interest expense in 2004 was primarily related to a loan from Schering AG which was paid off in January 2005. Interest expense in 2003 relates to the loan from Schering AG and also to a third-party equipment loan which was repaid in February 2004.

Equity in loss of unconsolidated affiliate

Equity in loss of unconsolidated affiliate of $0.2 million in 2003 represents our share of expenses of Medizyme, a joint venture we previously had with Elan Corporation. The joint venture was terminated in April 2003.

Liquidity and Capital Resources

We had cash, cash equivalents and securities available-for-sale of $45.7 million at December 31, 2005 compared with $36.1 million at December 31, 2004. We invest our securities available-for-sale in interest bearing, investment-grade securities. During 2005 we received $27.3 million in net proceeds from the issuance of equity securities, used $14.0 million to fund operating activities, repaid debt obligations totaling $3.1 million and purchased $0.9 million of patents and property, plant and equipment.

We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. In July 2005 and August 2005, we received gross proceeds of $13.3 million and $14.7 million, respectively, in two closings of a private placement of shares of our common stock and warrants to purchase our common stock. We anticipate that with our existing financial resources and expected revenues from collaborations, our cash resources should be sufficient to meet our anticipated operating and capital requirements into 2007. We will need to raise additional capital through any or all of the following: public or private debt or equity financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

We expect to incur substantial additional costs in the future, including costs related to:

•	our research, drug discovery and development programs;

•	preclinical and clinical studies of our product candidates, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal fees; and

•	manufacturing and marketing of our products, if any.

In December 2005, our shelf registration statement was declared effective by the SEC under the Securities Act of 1933, as amended, which allows us to offer up to $75.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. As of March 31, 2006, approximately $74.8 million may still be offered under the shelf registration, although there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

We anticipate that we will finance future property, plant and equipment needs through credit facilities, equity sales or revenues, all of which are yet to be determined.

Net Operating Loss Carryforwards

At December 31, 2005, we had available net operating loss carryforwards and research and development credit carryforwards of $224.3 million and $7.3 million, respectively, for income tax purposes. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership, as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the utilization of our net operating loss and tax credit carryforwards, and could have been triggered by our initial public offering or by subsequent sales of securities by us or our shareholders. As a result of the private placement of equity securities in April, 2003, which we consider a change of ownership for tax purposes, we believe that there are substantial limitations on the utilization of our net operating loss and tax credit carryforwards.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the Securities and Exchange Regulation S-K.

Contractual Obligations

Our long-term contractual obligations at December 31, 2005 were as follows (in thousands):

		Payment Due
					2011 and
	Total	2006	2007 and 2008	2009 and 2010	thereafter

Operating leases	$2,333	$1,335	$998	$—	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

No change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions “Proposal No. 1: Election of Directors,” “Executive Compensation” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, and is incorporated herein by reference. Information regarding the audit committee of the Company’s board of directors and information regarding the audit committee financial expert is incorporated by reference to information contained under the caption “Audit Committee Report” in the 2006 Proxy Statement. Information regarding the Company’s code of business conduct and ethics that applies to the Company’s principal executive officer, principal financial officer and controller is incorporated by reference to information contained under the caption “Board of Directors and Committee Meetings — Audit Committee” in the 2006 Proxy Statement. Information regarding the Company’s implementation of procedures for stockholder nominations to the Company’s board of directors is incorporated by reference to information contained under the caption “Consideration of Director Nominees — Stockholder Nominees” in the 2006 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all employees, officers and Board members. A copy of the Code is available on our website at www.sirna.com and, along with the charters for our Board committees, may be obtained upon request, without charge, by writing to us at Sirna Therapeutics, Inc., Attn: Secretary, 185 Berry Street, Suite 6504, San Francisco, CA 94107. Amendments to the Code and any waivers from provisions of the Code requiring disclosure under applicable Securities and Exchange Commission and Nasdaq National Market rules will be disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the caption “Executive Compensation” in the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the captions “Report of the Audit Committee,” “Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees Paid to Ernst & Young LLP” in the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

(a) (2) FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required or are not applicable.

(a) (3) EXHIBITS

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sirna Therapeutics, Inc.

We have audited the accompanying balance sheets of Sirna Therapeutics, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirna Therapeutics, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 9, 2006

SIRNA THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except par value and share data)

	December 31
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$19,519	$16,817
Securities available-for-sale	26,173	19,266
Notes receivable — related parties	145	145
Prepaid expenses and other current assets	439	822

Total current assets	46,276	37,050
Property and equipment, net	1,906	2,507
Notes receivable — related parties	65	210
Other assets, net of accumulated amortization of $1,370 and $636 at December 31, 2005 and 2004, respectively	1,270	1,790

	$49,517	$41,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174	$978
Accrued wages	1,054	1,136
Accrued liabilities	2,338	1,405
Deferred revenue, current portion	2,133	281
Convertible debt	—	3,055

Total current liabilities	6,699	6,855
Other liabilities	275	375
Deferred revenue, less current portion	2,917	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 59,754,709 and 41,371,529 shares issued and outstanding at December 31, 2005 and 2004, respectively	598	414
Additional paid-in capital	316,890	288,599
Accumulated deficit	(277,124)	(253,207)
Unearned deferred compensation	(911)	(1,452)
Unrealized gain (loss) on securities available-for-sale	173	(27)

Total stockholders’ equity	39,626	34,327

	$49,517	$41,557

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Years Ended December 31
	2005	2004	2003

Revenues:
Contract revenue	$2,366	$687	$4,175
Contract manufacturing revenue	2,532	860	—

Total revenues	4,898	1,547	4,175

Operating expenses:
Cost of contract manufacturing	2,097	792	—
Research and development	20,138	21,137	22,265
General and administrative	7,642	6,740	6,200
Acquired in-process research and development	—	1,883	—
Write-off of patent costs	—	—	5,344

Total operating expenses	29,877	30,552	33,809

Loss from operations	(24,979)	(29,005)	(29,634)
Other income (expense):
Interest and other income	1,088	482	417
Interest expense	(26)	(334)	(415)
Equity in loss of unconsolidated affiliates	—	—	(209)

Net loss	(23,917)	(28,857)	(29,841)
Accretion of dividends on preferred stock	—	—	562

Net loss applicable to common stockholders	$(23,917)	$(28,857)	$(30,403)

Basic and diluted net loss per common share	$(0.48)	$(0.81)	$(1.31)

Weighted average common shares outstanding, basic and diluted	49,438	35,795	23,279

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

										Unrealized
				Accreted						Gain
	Series B Convertible			Preferred			Additional		Unearned	(Loss) on
	Preferred Stock		Preferred Stock	Stock	Common Stock		Paid-in	Accumulated	Deferred	Securities
	Shares	Amount	Issuable	Dividends	Shares	Amount	Capital	Deficit	Compensation	Available-for-Sale	Total

Balances at December 31, 2002	10	$—	$1,127	$748	3,381	$34	$188,640	$(194,509)	$—	$7	$(3,953)
Net loss	—	—	—	—	—	—	—	(29,841)	—	—	(29,841)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	13	13

Comprehensive loss											(29,828)
Issuance of common stock and warrants for cash — private offering, net of costs of $3,000	—	—	—	—	24,242	242	44,789	—	—	—	45,031
Issuance of common stock for cash — rights offering, net of costs of $370	—	—	—	—	2,525	25	4,605	—	—	—	4,630
Issuance of common stock in exchange for rights to license	—	—	—	—	579	6	2,994	—	—	—	3,000
Preferred stock dividends accreted	—	—	—	347	—	—	(562)	—	—	—	(215)
Conversion of preferred stock to common stock	(10)	—	(1,127)	(1,095)	542	6	16,761	—	—	—	14,545
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	—	—	—	—	395	4	1,112	—	—	—	1,116
Compensation for issuance of stock options	—	—	—	—	—	—	2,798	—	(2,350)	—	448
Cashless warrant exercise	—	—	—	—	28	—	—	—	—	—	—

Balances at December 31, 2003	—	—	—	—	31,692	317	261,137	(224,350)	(2,350)	20	34,774
Net loss	—	—	—	—	—	—	—	(28,857)		—	(28,857)
Change in unrealized loss on securities	—	—	—	—	—	—	—	—	—	(47)	(47)

Comprehensive loss											(28,904)
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	—	—	—	—	367	4	881	—	—	—	885
Compensation for issuance of stock options	—	—	—	—	—	—	117	—	898	—	1,015
Cashless warrant exercise	—	—	—	—	43	—	—	—	—	—	—
Issuance of common stock for cash — private offering, net of costs of $1,494	—	—	—	—	5,760	58	17,167	—	—	—	17,225
Issuance of common stock in exchange to purchase license	—	—	—	—	304	3	997	—	—	—	1,000
Issuance of common stock in connection with acquisition of Skinetics Biosciences, Inc.	—	—	—	—	503	5	1,563	—	—	—	1,568
Issuance of common stock for cash — warrant exercise	—	—	—	—	2,703	27	6,737	—	—	—	6,764

Balances at December 31, 2004	—	—	—	—	41,372	414	288,599	(253,207)	(1,452)	(27)	34,327
Net loss	—	—	—	—	—	—	—	(23,917)	—	—	(23,917)
Change in unrealized gain on securities	—	—	—	—	—	—	—	—	—	200	200

Comprehensive loss											(23,717)
Issuance of common stock under stock option, employee stock purchase and 401(k) plans	—	—	—	—	600	6	1,387	—	—	—	1,393
Compensation for issuance of stock options	—	—	—	—	—	—	82	—	541	—	623
Issuance of common stock in exchange to purchase license	—	—	—	—	158	2	491	—	—	—	493
Issuance of common stock for cash — private offering, net of costs of $1,878	—	—	—	—	17,506	175	25,956	—	—	—	26,131
Issuance of common stock in exchange for legal services	—	—	—	—	119	1	375	—	—	—	376

Balances at December 31, 2005	—	$—	$—	$—	59,755	$598	$316,890	$(277,124)	$(911)	$173	$39,626

See accompanying notes.

SIRNA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(23,917)	$(28,857)	$(29,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,916	1,686	1,651
Equity in loss of unconsolidated affiliates	—	—	133
Financed third party manufacturing cost	—	—	(1,727)
Gain on settlement of third party manufacturing costs	—	—	(246)
Write-off of patent costs	—	—	5,344
Patent expense	—	—	(183)
Compensation related to common stock and options	1,223	1,272	383
Compensation for forgiveness of notes receivable — related parties	145	157	394
Acquisition of in-process research and development	—	1,000	—
Purchase of license through issuance of common stock	488	—	3,000
Stock issued in connection of acquisition of Skinetics Biosciences, Inc.	—	1,568	—
Loss on disposal of equipment, net	23	9	48
Accrued interest included in convertible debt — related parties	20	240	240
Recognition of deferred revenue — related parties	—	—	(400)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	383	(267)	470
Other assets	38	(19)	(90)
Accounts payable	196	95	(60)
Accrued wages	(82)	(440)	810
Accrued liabilities	933	604	(4)
Other liabilities	(100)	—	—
Deferred revenue	4,769	81	(694)

Net cash used in operating activities	(13,965)	(22,871)	(20,772)

Cash flows from investing activities:
Purchases of securities available-for-sale	(24,323)	(14,456)	(51,122)
Sales of securities available-for-sale	17,616	19,775	33,259
Additions to property, plant, and equipment	(604)	(397)	(340)
Additions to patents	(252)	(582)	(277)
Additional investment in joint venture	—	—	(132)

Net cash (used in) provided by investing activities	(7,563)	4,340	(18,612)

Cash flows from financing activities:
Net proceeds from the issuance of equity securities	27,305	24,616	50,357
Payments under loan facilities	(3,080)	(1,321)	(1,117)
Borrowings under loan facilities	—	—	23
Conversion of debt	5	60	49

Net cash provided by financing activities	24,230	23,355	49,312

Net increase in cash and cash equivalents	2,702	4,824	9,928
Cash and cash equivalents, beginning of the year	16,817	11,993	2,065

Cash and cash equivalents, end of the year	$19,519	$16,817	$11,993

Supplemental cash flow information:
Preferred stock dividends accreted	$—	$—	$562
Cash paid for interest	81	274	766

See accompanying notes.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Business activity

Sirna Therapeutics, Inc., (“Sirna” or the “Company”), is focused on developing therapeutics based on RNA interference (RNAi). The Company is using its expertise to design, stabilize, manufacture and deliver short interfering nucleic acids (siRNAs) that selectively activate the process of RNA interference. The Company is in research, preclinical and/or clinical development with product candidates in the following areas: Age-related Macular Degeneration (AMD), chronic hepatitis, dermatology (initially permanent hair removal), asthma, Huntington’s disease (HD) and diabetes. Sirna is evaluating disease targets and indications for the development of RNA interference-based therapeutics on its own and in collaboration with academic research institutions and commercial enterprises, such as the Company’s collaboration in AMD with Allergan, Inc. (Allergan) and its collaboration in Huntington’s disease with Targeted Genetics. In addition, Sirna manufactures and sells cGMP grade oligonucleotides to other companies under contract manufacturing agreements.

Since its inception as Ribozyme Pharmaceuticals, Inc. in 1992, the Company has been dedicated to engineering RNA-based molecules for therapeutic and diagnostic purposes. In 2001, the Company began to study RNAi in greater detail and in 2003, based on scientific advancements and the potential of the field, the Company discontinued its efforts in ribozymes and redirected its focus to the development of RNAi technologies. Concurrent with the redirection, the Company changed its name to Sirna Therapeutics, Inc.

To date, the Company has been engaged in research and development activities and has experienced significant operating losses in each fiscal year since inception. The Company has not generated any revenue from the commercialization of its research and development technologies and expects to continue to incur significant operating losses over at least the next several years.

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

Revenue recognition

The Company’s revenues are derived principally from upfront payments, cost reimbursements, milestone payments and contract manufacturing services. The Company evaluates whether the delivered element under these arrangements has value to its customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

Up-front payments:  Non-refundable upfront license fees and other payments where the Company continues involvement throughout development are deferred and recognized on a straight-line or ratable method, unless another methodology is more appropriate. Nonrefundable upfront fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured. Deferred revenue represents the portion of upfront payments received that has not been earned.

Cost reimbursements:  The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Milestones:  Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full upon achievement of the incentive milestone events in accordance with the terms of the agreement. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment.

The Company also records revenue from contract manufacturing services provided for other pharmaceutical and biotechnology companies. This revenue is recognized as the related manufacturing services are performed.

Patent costs

Due to the early stage of the Company’s technology, all patent costs are expensed as incurred unless it can be determined that the estimated recoverability of the patent costs is sufficiently probable, at which time such patent costs are capitalized. If capitalized, such deferred patent costs are then amortized over the estimated economic life of the patent on a straight-line basis. On a quarterly basis, the Company reviews all capitalized patents costs and if a determination is made to abandon a patent or a patent application, or that an issued patent or a patent application is deemed to no longer have significant economic value, the unamortized balance in deferred patent costs related to that patent is expensed at that time.

In 2003, the Company discontinued its efforts in ribozymes and redirected its focus to the development of RNAi technologies. As a result, the Company undertook a detailed review of its existing patent portfolio and wrote off $5.3 million of related patent costs in 2003. Patent costs related to the Company’s existing RNAi technology and chemistry technology relating to process development, manufacturing, stabilization and delivery of oligonucleotides are capitalized and amortized over three years, due to the early stage of the RNAi technology.

Financial instruments

The carrying amounts of financial instruments such as cash and cash equivalents, securities available-for-sale, notes receivable and accounts payable approximate fair value because of the short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and securities available-for-sale. The Company places its cash equivalents and securities available-for-sale with high credit-quality financial institutions. The Company invests its excess cash primarily in money market instruments, and municipal and floating rate bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. To date, the Company has not experienced losses on any of these investments.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash equivalents are comprised of certificates of deposit, money market funds, and investment securities.

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Laboratory equipment and furniture is generally depreciated over five years and computer equipment is generally depreciated over three years. Leasehold improvements and equipment subject to financing obligations are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Long-lived assets

The Company’s policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Research and development expenses

Research and development costs are expensed as incurred.

Income taxes

The Company accounts for income taxes in accordance with the provision of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the year in which the basis difference is expected to reverse. The Company records a valuation allowance against deferred income tax assets when the realization of such deferred tax income assets cannot be determined to be more likely than not.

Loss per share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for all periods presented, they have been excluded from the computation of shares used in computing diluted loss per share.

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities at December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2005	2004	2003

Outstanding stock options	5,780	6,196	5,753
Warrants	11,880	5,578	5,399
Convertible debt	—	1,018	587

Segment reporting

The Company’s operations are treated as one operating segment, as it reports profit and loss information only on an aggregate basis.

Accounting for investment in unconsolidated affiliate

The Company owns approximately 1.5% of the outstanding stock of Archemix Corporation, on a fully-diluted basis, and accounts for its investment under the cost method.

Stock-based compensation

The Company’s employee stock compensation plans are accounted for utilizing the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant.

The following pro forma information regarding net loss has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123):

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share data)

Net loss, as reported	$(23,917)	$(28,857)	$(29,841)
Add: Stock-based employee compensation expense included in net loss, as reported	541	697	322
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,975)	(4,201)	(3,989)

Pro forma net loss	$(26,351)	$(32,361)	$(33,508)

Loss per share:
Basic and diluted net loss per common share, as reported	$(0.48)	$(0.81)	$(1.31)
Basic and diluted pro forma net loss per common share	$(0.53)	$(0.90)	$(1.44)

The fair value of the Company’s stock options used to compute pro forma net loss and pro forma loss per share disclosures is the estimated value using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:

	Year Ended December 31,
	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Annual risk free rate of return	3.92%	3.59%	2.78%
Expected volatility	1.00	1.00	1.14
Expected life	5.0	5.0	5.0

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in the Stock Based Compensation section above.

Reclassifications

Certain reclassifications were made to the 2004 and 2003 financial statements in order to conform to the 2005 presentation.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Collaboration and License Agreements

Allergan

In September 2005, the Company entered into a Strategic Alliance Agreement with Allergan Corporation (Allergan). The agreement provides for a multi-year alliance with Allergan to develop Sirna-027, an RNAi-based therapeutic currently in Phase 1 for Age-Related Macular Degeneration (AMD), and to discover and develop other RNAi-based therapeutics against select gene targets in ophthalmic diseases. Pursuant to the agreement, Allergan will pay for all costs related to the continued development of Sirna-027. In addition, the Company has the ability to receive contract manufacturing revenues and additional research funding, and will be potentially eligible for development milestones of up to $245.0 million plus royalties on the worldwide sales of products resulting from the alliance. In October 2005, the Company received an upfront license fee of $5.0 million. The $5.0 million fee will be recognized as revenue evenly over 36 months, which is the length of the initial term of the license. During 2005, the Company recognized revenue of $0.4 million related to the license fee.

Eli Lilly

In January 2004, the Company entered into a collaboration agreement with Eli Lilly and Company (Lilly) to apply its RNAi technology against Lilly’s proprietary models in oncology. Under the terms of the eighteen-month collaboration, Lilly provided oncology targets, preclinical in-vivo models and research funding. The Company provided the RNAi expertise and a non-exclusive research license for its oncology technologies during the term of the collaboration. The goal was to establish a proof of concept that could lead to the development of novel RNAi therapies for oncology. In July 2005, Sirna achieved the proof of concept milestone set forth under the collaboration agreement which resulted in a payment from Lilly to the Company of $1.8 million.

Targeted Genetics

In January 2005, the Company entered into a collaboration agreement with Targeted Genetics Corporation to develop siRNAs targeting Huntington’s disease gene using an adeno-associated virus (AAV) vector. Under the terms of the collaboration, Sirna and Targeted Genetics will share the costs and revenues associated with research and development of AAV-based siRNA product for the treatment of Huntington’s disease.

Protiva

In February 2005, the Company entered into a Strategic Alliance Agreement with Protiva Biotherapeutics Inc. (Protiva) for delivery technology applicable to RNAi products. On February 27, 2006, the Company filed a lawsuit against Protiva for breach of contract and making fraudulent claims and terminated the licenses granted to Protiva under its RNAi technology, including access to patents, for the development of RNAi-based therapeutics against an undisclosed target, which was the only target named by Protiva under the agreement. Under the terms of the alliance agreement, in the event of breach by Protiva, Sirna continues to maintain its license to Protiva’s SNALP delivery technology to develop and commercialize RNAi-based therapeutics against certain undisclosed targets. Pursuant to the alliance agreement, Protiva received 155,763 shares of Sirna common stock, valued at $488,000, and $500,000 in cash, both of which were placed into escrow pursuant to the terms of the agreement. In the third quarter of 2005, $574,000 was transferred back to the Company because certain conditions of the agreement were not met.

Protiva filed a counter action on March 28, 2006. Sirna believes that the counter action does not impact Sirna’s ability to develop and commercialize any of its compounds. Sirna utilizes its own proprietary nanoparticle formulations for the delivery of its siRNAs.

Archemix Corporation

In May 2001, the Company entered into a collaborative agreement with Archemix Corporation (Archemix), a privately held company. Under the terms of the agreement with Archemix, the Company granted certain licenses

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and sublicenses to its intellectual property covering the allosteric ribozyme technology. The Company also received a license to Archemix’s intellectual property covering allosteric ribozymes for use in molecular diagnostic applications. In exchange for the licenses, the Company received an equity position in Archemix. The Company owns approximately 1.5% of the outstanding stock of Archemix Corporation, on a fully-diluted basis, and accounts for its investment under the cost method.

In addition, in July 2004, the Company entered into an exclusive four-year process development, analytical development and manufacturing alliance for all of Archemix’s cGMP aptamers through Phase 2a clinical development. As part of this agreement, the Company also granted Archemix a worldwide, perpetual, non-exclusive license to its intellectual property for the manufacture and commercialization of aptamers. In addition to payments for the manufacture of aptamers, the Company will receive certain downstream consideration for the license granted to Archemix. This agreement follows an October 2003 agreement between the companies that also provided for the Company to manufacture cGMP grade of Archemix’s anti-thrombin aptamer, ARC183, for preclinical, Phase 1 and Phase 2a studies. The Company recognized contract manufacturing revenues from Archemix of $2.5 million and $0.9 million in 2005 and 2004, respectively.

Columbia University

In December 2004, the Company entered into a worldwide exclusive license agreement with Columbia University (Columbia) for intellectual property relating to genes involved in the hair growth pathway. This license includes rights to siRNAs targeting the so called “hairless gene” that can be used to inhibit hair growth. Under the terms of the license agreement, the Company issued 303,951 shares of its common stock, valued at $1.0 million, to Columbia in exchange for the license. The $1.0 million fee was expensed in 2004 as research and development due to the early stage of the technology. Columbia may receive additional cash in the future from the Company following the achievement of other certain milestones, including initiation of clinical trials for product candidates covered under the license. Columbia may also receive royalties on commercial product sales covered by the licensed patents.

Skinetics Biosciences Inc.

In December 2004, the Company acquired Skinetics Biosciences, Inc. (Skinetics), a company formed around the research related to the development of siRNAs for permanent hair removal. Under the terms of the acquisition, the Company issued 502,845 shares of its common stock, valued at $1.6 million, to Skinetics’ shareholders, in exchange for 100% of the common stock of Skinetics. In addition, the Company incurred $0.3 million in expenses related to the acquisition. The Company expensed these costs at the time of the acquisition based upon its determination that the acquired intellectual property and research had not yet reached technological feasibility and the in-process research and development had no alternative future uses.

Subject to the achievement of certain milestones and other conditions, the Company may issue additional shares of its common stock (some or all of which may be paid in cash in lieu of shares) plus additional shares of common stock based on possible future sales (some or all of which may be paid in cash in lieu of shares). The value of such stock will be based on the price of the stock as of future dates.

University of Massachusetts Medical School

In September 2003, the Company announced that it entered into a worldwide license agreement with the University of Massachusetts Medical School (Medical School) for its undivided interest in intellectual property relating to RNA interference technology covering siRNAs. The license grants the Company rights to the undivided interest of the Medical School in the intellectual property for uses relating to human and veterinary therapeutic, prophylactic, diagnostic and health care applications.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the terms of the license agreement, the Company paid $3.0 million in cash and issued 579,150 shares of its common stock, valued at $3.0 million, to the Medical School in exchange for the license. The purchase price was expensed to research and development during the third quarter of 2003 due to the early stage of the technology. In 2004, upon the first anniversary of the license agreement, the filing of the Company’s first Investigational New Drug (IND) and the initiation of the Company’s first Phase 1 clinical trial, the Company paid the Medical School a total of $1.4 million. The Medical School will receive additional cash and common stock from the Company following the achievement of other certain milestones, including the issuance of the patent in the United States and the European Union. The Medical School may also receive royalties on commercial product sales covered by the licensed patents. In addition, the Medical School will receive a portion of any revenues the Company may generate from the direct sublicensing of this patent.

Elan Corporation

In January 2000, the Company formed a joint venture with Elan Corporation (Elan) for the development and commercialization of HERZYME, a ribozyme product previously under development by the Company to treat breast and other cancers. As part of this arrangement, the Company licensed HERZYME and Elan licensed its MEDIPAD® drug delivery technology to the joint venture, Medizyme Pharmaceuticals, Ltd. (Medizyme). The Company accounted for this joint venture under the equity method because Elan retained significant minority investor rights. During 2003, the Company wrote off the remaining cost basis in its equity investment through its share of Medizyme losses.

In April 2003, the Company entered into a termination agreement with Elan, under which the Company retained full rights to HERZYME and Elan transferred its 19.9% interest in Medizyme (held as preferred stock) to the Company in exchange for either (a) a portion of any future net revenues received by the Company if it enters into a commercialization agreement with a third party for HERZYME; or (b) a royalty on net sales of HERZYME by the Company. All operations of Medizyme ceased in 2003.

Schering AG, Berlin

In April 1997, the Company entered into a research collaboration with Schering AG, Berlin, (Schering AG) focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents. Through this agreement, Schering AG provided various loans to the Company. In January 2005, the Company paid off the $3.1 million remaining on the loan, including accrued interest.

3.	Securities Available-for-Sale

The Company’s marketable debt securities which are not classified as cash equivalents are classified as available-for-sale and carried at fair value. Management considers its investments in marketable debt securities to be available for use in current operations. As a result, all investments in debt securities are classified as current assets, even if the remaining maturity of the investment is more than one year beyond the balance sheet date. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale debt securities are included in interest and other income. Unrealized holding gains and losses on available-for-sale debt securities are recorded in a separate component of stockholders’ equity. The amortized cost basis of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense, as appropriate. Interest on available-for-sale debt securities is included in interest income.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s available-for-sale securities at December 31, 2005 and 2004 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

December 31, 2005
U.S. corporate debt securities	$26,000	$178	$(5)	$26,173
December 31, 2004
U.S. corporate debt securities	19,293	—	(27)	19,266

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004

Machinery and equipment	$10,553	$10,302
Leasehold improvements	5,400	5,301
Office furniture and equipment	1,593	1,480

	17,546	17,083
Accumulated depreciation and amortization	(15,640)	(14,576)

	$1,906	$2,507

5.	Operating Leases

As of December, 31, 2005, the Company leased office and lab space in two buildings in Boulder, Colorado and one building in San Francisco, California under non-cancelable operating leases that expire in October 2007, June 2007 and March 2007, respectively. According to the terms of the leases, rent for the buildings will increase each year based on increases in the Consumer Price Index, but not less than 3.5% or more than 6.0% per annum. Total rent expense, including miscellaneous laboratory equipment rentals, was $1.3 million, $1.1 million and $1.1 million in 2005, 2004 and 2003, respectively.

The Company’s minimum operating lease commitments at December 31, 2005 are as follows (in thousands):

Years Ending December 31:	Amount

2006	$1,335
2007	997
2008	1
2009 and thereafter	—

Total minimum payments	$2,333

In February 2006, the Company entered into a lease for additional office and lab space in San Francisco, California (see Note 12).

6.	Convertible Debt

In April 1997, the Company entered into a research collaboration with Schering AG, Berlin, (Schering AG) focusing on the use of ribozymes for therapeutic target validation, as well as the development of ribozymes as therapeutic agents. Through this agreement, Schering AG provided various loans to the Company. In January 2005, the Company paid off the $3.1 million remaining on the loan, including accrued interest. Cash paid for interest

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

related to the loan was $0.1 million, $0.3 million and $0.8 million, for the years ended December 31, 2005, 2004 and 2003 respectively.

7.	Stockholders’ Equity

2005 Private Placement

On July 5, 2005, the Company entered into definitive agreements relating to a private placement of shares of its common stock for $1.60 per share and warrants to purchase shares of its common stock with an exercise price of $1.92 per share. The private placement took place in two closings in which a total of 17,506,250 shares of the Company’s common stock and warrants to purchase 6,302,246 shares of its common stock were issued, with aggregate gross proceeds to the Company of $28.0 million. The agreements provide that the warrants are exercisable in cash, or in the absence of an effective registration statement, by cash or net exercise into unregistered shares of the Company’s common stock. The agreements further provide that liquidated damages for failure to maintain the registration of the warrant shares is limited to a maximum of ten percent of the aggregate purchase price allocable to the warrants. Accordingly, settlement of the warrants in unregistered shares, if accompanied by payment of limited liquidated damages, is a valid settlement alternative that is within the Company’s control.

Pursuant to the terms of the private placement, the Company received $13.3 million upon the first closing which occurred on July 6, 2005. The Company received the remaining $14.7 million upon the second closing which occurred after stockholder approval at the Company’s Special Meeting of Stockholders on August 23, 2005. Under applicable rules of the Nasdaq National Market, the second closing of the private placement required stockholder approval. Costs related to the private placement were approximately $1.9 million.

Participants in the private placement consisted of unaffiliated accredited institutional investors and affiliated investors who comprised a majority of the Company’s board of directors, either directly or through affiliates, and who, at the time of the placement, collectively held a majority of the Company’s issued and outstanding common stock.

2005 Shelf Registration Statement

On November 23, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on December 5, 2005 by the SEC. Under this filing, the Company has the ability to raise up to $75.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. As of the date of this filing, approximately $74.8 million remains available under the registration statement.

The shelf registration statement remains effective and, subject to market conditions and the Company’s capital needs, so long as the Company is then eligible to use the registration statement under SEC rules, it may seek to use any availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, the Company may amend the shelf registration statement or file a new shelf registration statement to increase its potential access to capital.

Warrant Restructuring and Exercise

In December 2004, the Company completed a warrant restructuring pursuant to a Warrant Exchange Agreement with a group of, at the time of its largest stockholders, Sprout Group, Venrock Associates, Oxford Bioscience Partners and Granite Global Ventures (Warrant Holders). In the warrant restructuring, the Company exchanged with the Warrant Holders warrants exercisable in the aggregate for 2,703,479 shares of Sirna common stock (Original Warrants), which would not have expired until April of 2008 and were exercisable either with cash or warrant shares, for a set of replacement warrants (First Replacement Warrants) for the same number of shares as surrendered under the Original Warrants. The First Replacement Warrants were exercisable at the same exercise price of $2.52 as the Original Warrants but only for cash and only if on or before February 7, 2005. In return, the

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warrant Holders, in exchange for the Original Warrants, also received additional replacement warrants (Additional Warrants) that do not expire until December 30, 2009, and that are exercisable either with cash or warrant shares, and are for 10% more shares than surrendered under the Original Warrants. These Additional Warrants had a higher exercise price ($3.85) than the Original Warrants, but the exercise price was subject to potential downward adjustment on or before June 30, 2005 as follows: (i) in the event that the Company consummated a qualifying private placement of its securities for the primary purpose of raising capital on or before June 30, 2005, the exercise price per share would be adjusted to the lesser of $3.85 and the lowest price per share of common stock sold (or deemed sold) by the Company in any such private placement; and (ii) if the Company did not consummate such a private placement on or before June 30, 2005, the exercise price per share would be adjusted to the lesser of $3.85 and the average closing selling price of a share of the Company’s common stock on the Nasdaq National Market for the 15-trading day period ending on June 30, 2005. On December 30, 2004, the Company received $6.8 million when the Warrant Holders exercised the First Replacement Warrants for 2,703,479 shares of the Company’s common stock. Subsequently, the exercise price for the Additional Warrants was adjusted to $2.00 since the Company did not consummate a private placement on or before June 30, 2005.

2004 Private Placement

In May 2004, pursuant to common stock purchase agreements, the Company completed the sale of 5,760,000 shares of its common stock to institutional investors for aggregate gross proceeds of approximately $18.7 million. The common stock was sold at a price per share of $3.25. Costs related to the sale of the common stock were approximately $1.5 million.

2003 Private Placement and Change of Control

On April 21, 2003, pursuant to a Stock Purchase Agreement, the Company completed the sale of 24,242,425 shares of its common stock and warrants to purchase 5,015,152 shares of its common stock to the Sprout Group, Venrock Associates, Oxford Bioscience Partners IV, TVM V Life Science Ventures GmbH & Co. KG, and Granite Global Ventures (Investors) for an aggregate gross consideration of approximately $48.0 million. The common stock was sold in a private placement at a price per share of $1.98 and the warrants were exercisable at any time over the five-year period measured from the date of issuance at a price per share of $2.52. Costs related to the sale of common stock and warrants were approximately $3.0 million. In December 2004, certain of the Investors restructured and exercised the warrants to purchase 2,703,478 shares of the Company’s common stock for gross proceeds of $6.8 million.

Stock Option Plans

The Company has established a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan, as amended (collectively, the Plans), under which it has authorized stock option grants to purchase up to 10,377,859 shares of the Company’s common stock to eligible employees, consultants, and other individuals. Options to purchase the Company’s common stock are exercisable at a price as determined by the Board of Directors at the time the option is granted, which shall not be less than 100% of the fair market value (110% in the case of 10 percent shareholders) at the date of grant. Vesting rights are determined by the Board of Directors at the time the option is granted and generally options became exercisable at the rate of 25 percent one year from the date of grant and 1/48 monthly thereafter. If not exercised, the options expire after ten years.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option plans at December 31, 2005, 2004 and 2003 and changes during the periods then ended is presented in the tables below:

	Options	Exercise Price

Outstanding at December 31, 2002	627,859	$1.62	-	$187.50
Options granted	5,442,585	$2.10	-	$8.68
Options exercised/cancelled	(317,157)	$1.62	-	$158.28

Outstanding at December 31, 2003	5,753,287	$1.62	-	$187.50
Options granted	1,130,750	$2.44	-	$5.15
Options exercised/cancelled	(688,421)	$1.62	-	$168.78

Outstanding at December 31, 2004	6,195,616	$1.86	-	$187.50
Options granted	1,045,873	$1.62	-	$4.41
Options exercised/cancelled	(1,461,706)	$1.86	-	$167.28

Outstanding at December 31, 2005	5,779,783	$1.62	-	$187.50

The weighted average exercise price of options outstanding at December 31, 2005, 2004 and 2003 was $4.01, $4.15 and $4.32, respectively. The weighted average fair value of stock options granted during 2005, 2004 and 2003 was $2.71, $3.82 and $2.40, respectively.

Stock options vest as follows:

Options

Currently exercisable	3,345,594
2006	1,254,114
2007	759,628
2008	337,315
2009	83,132

Total	5,779,783

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.62	-	$2.10	3,644,289	7.31	$2.06	2,110,053	$2.10
$2.34	-	$3.40	733,703	8.37	$3.06	256,495	$2.95
$3.66	-	$5.15	1,067,222	7.80	$4.44	699,786	$4.42
$5.51	-	$9.72	169,183	6.72	$6.16	115,013	$6.16
$13.92	-	$187.50	165,386	4.51	$46.26	164,247	$46.40

$1.62	-	$187.50	5,779,783	7.44	$4.01	3,345,594	$4.96

Stock Based Compensation

In February 2003, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics, Inc. and the related recapitalization of the Company, the Company granted options to purchase approximately 4.8 million shares

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which was granted on April 16, 2003. Related to the February 2003 grants, the Company recorded compensation expense of $0.5 million, $0.7 million and $0.3 million, during 2005, 2004 and 2003, respectively. As of December 31, 2005, $0.9 million of unearned compensation related to the 2003 grant is deferred and will continue to be expensed as the options vest, generally over the next two years. In addition, during 2005, 2004 and 2003, the Company recorded $0.1 million, $0.3 million and $0.1 million, respectively, of expense related to options issued to consultants which were accounted for under the requirements of SFAS 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan, as amended (the Purchase Plan), authorizing the issuance of 933,333 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions. Common stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deduction of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. As of December 31, 2005, 436,925 shares have been issued under the Purchase Plan.

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

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Shares Reserved for Future Issuance

The following is a summary of common shares reserved for future issuance as of December 31, 2005:

Shares

Stock option plans	9,566,059
Employee stock purchase plan	496,408
Employee 401(k) stock match	738,818
Warrants at $1.92 per share (expire in 2009)	6,302,246
Warrants at $2.00 per share (expire in 2009)	2,973,824
Warrants at $2.52 per share (expire in 2008)	2,311,673
Warrants at $3.48 per share (expire in 2006)	59,186
Warrants at $30.00 per share (expire in 2006)	50,199
Warrants at $72.00 per share (expire in 2006)	58,333
Warrants at $94.50 per share (no expiration)	212
Warrants at $120.00 per share (expire in 2007)	50,000
Warrants at $135.00 per share (expire in 2006)	74,815

22,681,773

8.	Income Taxes

A reconciliation between the Company’s recorded income tax benefit and the U.S. statutory rate is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Tax benefit at U.S. statutory rate	$8,371	$9,811	$10,146
Valuation allowance	(12,166)	(10,753)	(10,944)
Change in deferred tax rate	3,232	—	—
State taxes, net of federal benefit	833	675	596
Research and development expenditures	(439)	—	—
Permanent differences	169	(643)	(11)
Other	—	910	213

Benefit for income taxes, as reported	$—	$—	$—

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $224.3 million, which will expire on various dates between 2007 and 2025, if not utilized. As of December 31, 2005, the Company had federal R&D tax credits of approximately $7.3 million, which will expire on various dates between 2007 and 2025. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership, as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could have been triggered by the Company’s initial public offering or by subsequent sales of securities by the Company or its shareholders. As a result of the private placement in April, 2003, which the Company considers a change of ownership for tax purposes, the Company believes that there are substantial limitations on the utilization of net operating loss and tax credit carryforwards.

SIRNA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$86,597	$78,817
Research and development credit carryforwards	7,332	5,536
Depreciation	1,462	1,213
Equity in loss of unconsolidated affiliate	9,162	8,853
Deferred income	1,949	105
Purchased patents	4,999	4,001
Other	958	714

	112,459	99,239
Valuation allowance	(112,217)	(98,813)

Net deferred tax assets	242	426
Deferred tax liabilities:
Deferred patent costs	(179)	(353)
Other	(63)	(73)

Net deferred tax	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $13.4 million, $11.7 million, and $10.9 million in 2005, 2004 and 2003, respectively.

9.	Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute between 1% and 25% of their salary, subject to eligibility requirements and annual limitations. The Company’s Board of Directors may, at its sole discretion, approve matching contributions made with the Company’s common stock. The matching contribution that is made in shares of the Company’s stock is subject to vesting restrictions. In 2005, 2004 and 2003, the Board approved a 50% common stock match equal to the total of participant deferrals made in each respective year. The Company recorded an expense of $0.2 million, $0.3 million and $0.2 million related to the value of the Company matching contribution for the years ended 2005, 2004 and 2003, respectively.

10.	Related Party Transactions

At December 31, 2005 and 2004, the Company had a total of $0.2 million and $0.4 million, respectively, of non-interest bearing loans due from executive officers. The loans may be forgiven by the Company under certain circumstances. The loans are forgivable or payable to the Company under various terms not to exceed five years. The Company forgave $0.1 million, $0.2 million and $0.4 million of related loans during each of the years ending December 31, 2005, 2004 and 2003, respectively.

In March 2002, the Company reached an agreement with Jeremy L. Curnock Cook, a member of the Company’s Board of Directors, whereby the Company utilized his consulting firm, Bioscience Management, plc, for strategic planning consulting. During 2003, the Company paid $24,000 to Mr. Cook in connection with this agreement.

11.	Selected Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2005	2005	2005	2005
(Unaudited)	(In thousands, except per share amounts)

Revenues	$508	$1,528	$1,851	$1,011
Total operating expenses	8,668	7,594	6,305	7,310
Net loss	(8,010)	(5,950)	(4,182)	(5,775)
Basic and diluted net loss per share	(0.19)	(0.14)	(0.08)	(0.10)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2004	2004	2004	2004
(Unaudited)	(In thousands, except per share amounts)

Revenues	$318	$454	$84	$691
Total operating expenses	6,251	6,776	7,914	9,611
Net loss	(5,937)	(6,281)	(7,780)	(8,859)
Basic and diluted loss per share	(0.19)	(0.18)	(0.21)	(0.23)

Basic and diluted loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted loss per share amounts may not equal annual basic and diluted loss per share amounts.

12.	Subsequent Event

On February 22, 2006, the Company entered into a lease agreement with ARE-San Francisco No. 26, LLC for laboratory and office space in a to-be-constructed building to be known as 1700 Owens Street in San Francisco, California. The target commencement date for occupancy under this lease agreement is November 15, 2006, with an initial term of 84 months. This space will serve as the Company’s corporate headquarters as well as its primary research and development laboratory.

Aggregate base rent under the lease is as follows: Year 1 — $1.3 million; Year 2 — $1.5 million; Year 3 — $1.6 million; Years 4-7 — the base rent will be adjusted pursuant to an annual consumer price index specified in the lease agreement. In addition to the base rent, the Company will make lump sum payments of $0.2 million on each of January 1, 2008 and January 1, 2009. The Company is also responsible for the payment of certain operating expenses, including taxes, capital repairs and improvements, property management and insurance. Pursuant to the terms of the lease agreement, the Company is required to deliver to the landlord a security deposit in the amount of $0.9 million.

In connection with the lease, the Company also entered into a short-term lease for laboratory and office space in South San Francisco, California. The Company intends to exit the short-term lease at the time it occupies the 1700 Owens Street facility, scheduled to be in November 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 31, 2006.

SIRNA THERAPEUTICS, INC.

By:	/s/ GREGORY L. WEAVER
Gregory L. Weaver
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard W. Robin Howard W. Robin	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Gregory L. Weaver Gregory L. Weaver	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ R. Scott Greer R. Scott Greer	Chairman of the Board of Directors	March 31, 2006

/s/ Jeremy L. Curnock Cook Jeremy L. Curnock Cook	Director	March 31, 2006

/s/ Douglas Fambrough Douglas Fambrough	Director	March 31, 2006

/s/ Dennis Langer Dennis Langer	Director	March 31, 2006

/s/ Lutz Lingnau Lutz Lingnau	Director	March 31, 2006

/s/ James Niedel James Niedel	Director	March 31, 2006

/s/ Bryan Roberts Bryan Roberts	Director	March 31, 2006

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company, including amendment executed on February 22, 2006 [conformed copy]***
4.1	Specimen Stock Certificate (3)
4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)
4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)
4.4	Registration Rights Agreement dated January 7, 2000, between Ribozyme Pharmaceuticals and Elan International Services, Ltd. (6)
4.5	Registration Rights Agreement dated January 7, 2000 among Ribozyme Pharmaceuticals, Elan International Services, Ltd. and Medizyme Pharmaceuticals Ltd. (6)
4.6	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)
4.7	Form of First Replacement Warrants (12)
4.8	Form of Second Replacement Warrant (12)
4.9	Form of Securities Purchase Agreement dated as of July 5, 2005 by and between the Company and certain Investors (14)
4.10	Form of Warrant to Purchase Common Stock of the Company (14)
10.2	Employment Agreement dated as of February 11, 2003 between Ribozyme Pharmaceuticals and Howard Robin (2)**
10.6	Employment Agreement dated as of February 11, 2003 between Ribozyme Pharmaceuticals and Nassim Usman (2)**
10.7	Indemnification Agreement dated as of April 18, 2003 between Ribozyme Pharmaceuticals and Howard Robin (2)
10.8	Indemnification Agreement dated as of April 18, 2003 between Ribozyme Pharmaceuticals and Jeremy Curnock Cook (2)
10.9	Indemnification Agreement dated as of April 18, 2003 between Ribozyme Pharmaceuticals and Douglas Fambrough and Alan G. Walton (2)
10.10	Indemnification Agreement dated as of April 18, 2003 between Ribozyme Pharmaceuticals and James Niedel (2)
10.11	Indemnification Agreement dated as of April 18, 2003 between Ribozyme Pharmaceuticals and Bryan Roberts (2)
10.17	Indemnification Agreement dated as of July 28, 2003 between the Company and R. Scott Greer (7)
10.18	Schering Aktiengesellschaft AG Waiver Letter (5)
10.19	Elan International Services, Ltd. Waiver and Conversion Letter (5)
10.22	Amendment to Lease for Real Property dated March 13, 1997, between Aero Tech Investments and Ribozyme Pharmaceuticals (8)
10.23	Research, License, Supply and Royalty Agreement between Schering Aktiengesellschaft and Ribozyme Pharmaceuticals dated April 9, 1997 (9)*
10.24	Purchase Agreement dated April 9, 1997, among Ribozyme Pharmaceuticals, Schering Berlin Venture Corporation and Schering Aktiengesellschaft (9)*
10.26	Employment Agreement dated March 10, 2004 between the Company and Roberto Guerciolini (10)**
10.27	Purchase Agreement dated as of April 30, 2004 between the Company and certain Purchasers set forth therein (11)
10.28	Employment Agreement dated as of August 19, 2004 between the Company and Martin Schmieg (13)**

Number	Description

10.29	Sale Agreement dated October 12, 2004 between the Company, Skinetics Biosciences Inc. and the Stockholders of Skinetics, as amended through December 6, 2004 [conformed copy] (13)
10.30	Warrant Exchange Agreement dated December 30, 2004 between the Company and the Warrantholders thereto (12)
10.31	Lease for Real Property dated March 1, 2005 between the Company and Stockbridge/MCC-China Basin LLC (13)
10.32	Addendum to the Employment Letter dated February 11, 2003 between Sirna Therapeutics, Inc. and Nassim Usman, dated March 30, 2005 (13)**
10.33	Form of Voting Agreement and Irrevocable Proxy dated as of July 1, 2005 by and between the Company and certain stockholders of the Company (14)
10.34	Employment Agreement dated as of July 1, 2005 by and between the Company and J. Michael French (15)**
10.35	Offer Letter to Dennis H. Langer to serve as a Director of the Company, dated August 18, 2005 (15)
10.36	Indemnification Agreement dated as of August 19, 2005 by and between the Company and Dennis H. Langer (15)
10.37	Strategic Alliance Agreement dated September 28, 2005 by and between the Company and Allergan, Inc. and affiliated entities (15)*
10.38	2005 Amended Director Compensation Plan of the Company, executed on September 30, 2005 (15)**
10.39	2005 Performance Incentive Plan (16)**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	The Company has applied for and received confidential treatment with respect to portions of these exhibits.

**	Indicates compensatory plan or arrangement.

***	Filed herewith.

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 11, 1996 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 8, 2000.

(7)	Incorporated by reference to certain exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

(8)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 10-KSB and amendment for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(9)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K dated June 12, 1997.

(10)	Incorporated by reference to certain exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2004.

(11)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2004.

(12)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(13)	Incorporated by reference to certain exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

(14)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

(15)	Incorporated by reference herein to certain exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 14, 2005.

(16)	Incorporated by reference to certain annex to the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders filed with the Securities Exchange Commission on May 23, 2005.