Form 10-Q
period 2006-03-31
SIRNA THERAPEUTICS INC
filed 2006-05-12
CIK 892112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From                     to
Commission File Number: 0-27914

SIRNA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1697351
(State of incorporation)	(I.R.S. Employer Identification No.)

185 Berry Street, Suite 6504
San Francisco, California 94107	(415) 512-7200
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code):

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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2006, the number of outstanding shares of the Registrant’s Common Stock was 62,504,209.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SIRNA THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,551	$19,519
Securities available-for-sale	26,999	26,173
Receivable from collaboration partner	12,000	—
Notes receivable — related parties	65	145
Prepaid expenses and other current assets	1,437	439

Total current assets	55,052	46,276
Property and equipment, net	2,133	1,906
Notes receivable — related parties, less current portion	65	65
Other assets, net of accumulated amortization of $1,592 and $1,370 at March 31, 2006 and December 31, 2005, respectively	1,511	1,270

	$58,761	$49,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,236	$1,174
Accrued wages	994	1,054
Accrued liabilities	2,836	2,338
Deferred revenue, current portion	3,872	2,133

Total current liabilities	8,938	6,699
Other liabilities	284	275
Deferred revenue, less current portion	7,716	2,917
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 62,276,753 and 59,754,709 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	623	598
Additional paid-in capital	326,303	316,890
Accumulated deficit	(285,102)	(277,124)
Unearned deferred compensation	—	(911)
Unrealized (loss) gain on securities available-for-sale	(1)	173

Total stockholders’ equity	41,823	39,626

	$58,761	$49,517

See accompanying notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Contract revenue	$426	$43
Contract manufacturing revenue	—	465

Total revenues	426	508

Operating expenses:
Cost of contract manufacturing	—	394
Research and development	5,640	6,104
General and administrative	3,381	2,170

Total operating expenses	9,021	8,668

Loss from operations	(8,595)	(8,160)
Other income (expense):
Interest and other income	617	175
Interest expense	—	(25)

Net loss	$(7,978)	$(8,010)

Basic and diluted net loss per common share	$(0.13)	$(0.19)

Weighted average common shares outstanding, basic and diluted	60,099	41,532

See accompanying notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,978)	$(8,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	515	464
Compensation related to common stock and options	1,194	186
Compensation for forgiveness of notes receivable — related parties	80	80
Purchase of license through issuance of common stock	—	488
Accrued interest included in convertible debt — related parties	—	20
Changes in operating assets and liabilities:
Receivable from collaboration partner	(6,955)	—
Prepaid expenses and other current assets	(998)	(318)
Other assets	(463)	(14)
Accounts payable	62	46
Accrued wages	544	(197)
Accrued liabilities	623	(242)
Other liabilities	9	(100)
Deferred revenue	6,538	(225)

Net cash used in operating activities	(6,829)	(7,822)

Cash flows from investing activities:
Purchases of securities available-for-sale	(2,295)	(1,997)
Sales of securities available-for-sale	1,295	6,398
Additions to property, plant, and equipment	(520)	(185)
Additions to patents	—	(71)

Net cash (used in) provided by investing activities	(1,520)	4,145

Cash flows from financing activities:
Net proceeds from the issuance of equity securities	3,381	(19)
Payments under loan facilities	—	(3,080)
Conversion of debt	—	5

Net cash provided by (used in) financing activities	3,381	(3,094)

Net decrease in cash and cash equivalents	(4,968)	(6,771)
Cash and cash equivalents, beginning of the period	19,519	16,817

Cash and cash equivalents, end of the period	$14,551	$10,046

Supplementary information:
Fair value of common stock issued in settlement of accrued wages and liabilities	$729	$—
Fair value of common stock issued to collaboration partner	$5,045	$—
See accompanying notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed financial statements of Sirna Therapeutics, Inc. (“Sirna” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
     The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.
     Certain prior period balances have been reclassified to conform with the current period presentation.
2. Use of Estimates
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
3. Employee Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Statements of Operations. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of FAS 123R.
     Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS No. 123, “Accounting for Stock-Based Compensation” (or “FAS 123”).
Employee Stock Plans
     We currently grant options under the 2005 Performance Incentive Plan (the “2005 Plan”) which allows for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Generally, non-qualified options and incentive stock options have a maximum term of 10 years, and options vest in increments over four years from the date of grant, although we may grant options with different vesting terms from time to time. Upon employee termination, unexercised options will expire at the end of three months.

     The Company adopted an Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which allows eligible employees to purchase common stock of the Company at 85% of the lower of (i) the fair market value of the common stock on the date of the commencement of the offering or (ii) the fair market value of the common stock on the date of the purchase. The offering period under the Purchase Plan is currently 6 months, and the purchase price is established during each new offering period. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deductions of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. Of the 933,333 shares of common stock reserved for issuance under the Purchase Plan, 436,925 shares have been issued as of March 31, 2006.
Adoption of FAS 123R
     Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 15% during the three months ended March 31, 2006, based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to the adoption of FAS 123R, the Company accounted for forfeitures as they occurred.
     Employee stock-based compensation expense recognized under FAS 123R was as follows (in thousands, except for per share data):

Three Months
Ended
March 31, 2006

Research and development	$320
General and administrative	355

Effect on net loss	$675

Effect on net loss per common share, basic and diluted	$0.01

     As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized was approximately $7 million, excluding estimated forfeitures, which is expected to be allocated to expense over a weighted-average period of approximately 3 years.
Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and net loss per common share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123 (in thousands, except for per share data):

Three Months
Ended
March 31, 2005
Net loss, as reported	$(8,010)
Add: Stock-based employee compensation expense included in net loss, as reported	186
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(872)

Pro forma net loss	$(8,696)

Loss per share:
Basic and diluted net loss per common share, as reported	$(0.19)

Basic and diluted pro forma net loss per common share	$(0.21)

     In February 2003, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics, Inc. and the related recapitalization of the Company, the Company granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which was granted on April 16, 2003. Related to the February 2003 grants, the Company recorded non-cash compensation expense of $0.1 million and $0.1 million during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, $0.8 million of unearned compensation related to the 2003 grant will continue to be expensed as the options vest over the next two years. Upon the adoption of FAS 123R on January 1, 2006, $0.9 million of unearned deferred compensation was reclassified to addtional paid-in-capital.
Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended March 31,
	2006	2005

Dividend yield	0.00%	0.00%
Risk-free interest rate	4.58%	3.70%
Expected volatility	100.0%	100.0%
Weighted average expected term (years)	5.7	5.0
     In developing our estimate of expected term, we have determined that our historical stock option exercise experience is a relevant indicator of future exercise patterns. We also take into account other available information, including industry averages. We primarily base our determination of expected volatility on our assessment of the historical volatility of our common stock.
Stock Option Activity
     The following is a summary of option activity for the first quarter of 2006:

		Outstanding Stock Options
	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price
Outstanding at December 31, 2005	3,786,276	5,779,783	$4.01
Options granted	(965,375)	965,375	$5.14
Stock awards granted, net	(119,325)	—	$5.06
Options exercised	—	(316,947)	$2.49
Options cancelled	16,466	(16,466)	$3.04

Outstanding at March 31, 2006	2,718,042	6,411,745	$4.26

     The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.4 million and less than $0.1 million, respectively. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $3.4 million and $1.3 million, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

     The following table summarizes outstanding and exercisable options at March 31, 2006:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.62	—	$1.62	300,000	9.26	$1.62	—	$—
$1.86	—	$2.10	3,109,036	6.87	$2.10	2,068,557	$2.10
$2.34	—	$3.35	663,947	8.09	$3.09	240,014	$3.05
$3.40	—	$4.26	769,015	7.71	$4.19	555,927	$4.21
$4.30	—	$5.06	808,777	9.49	$4.81	84,722	$4.69
$5.15	—	$187.50	760,970	6.76	$14.62	485,812	$19.48

$1.62	—	$187.50	6,411,745	7.53	$4.26	3,435,032	$5.03

     At March 31, 2006, the aggregate intrinsic value of the outstanding options was $22.5 million and the aggregate intrinsic value of the exercisable options was $12.4 million.
4. Loss per Share
     Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for all periods presented, they have been excluded from the computation of shares used in computing diluted loss per share.
     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive, as follows (in thousands):

	March 31, 2006	March 31, 2005
Outstanding stock options	6,412	6,748
Warrants	10,530	5,578
5. Collaboration with GlaxoSmithKline
     On March 31, 2006, Sirna entered into a Strategic Alliance Agreement (the “Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Glaxo Group Limited (together, “GSK”).
     The Agreement provides for an exclusive multi-year strategic alliance to research, discover, develop and commercialize RNAi-based therapeutics in the area of respiratory diseases. The Company received an initial payment of $12.0 million from GSK in April 2006, consisting of an upfront cash payment and the purchase of 717,703 shares of the Company’s common stock. The Company attributed $5.0 million of the total payment to the stock purchase, based upon its fair value, and the balance to deferred revenue, which will be amortized ratably over an estimated four year development period. The Company is eligible to receive payments in excess of $700.0 million for collaboration and clinical development milestones as well as royalties on the worldwide sales of any successful products that may result from the alliance. In addition, the Company will be eligible to receive contract manufacturing revenues.
     The operations of the alliance will be managed by a Joint Steering Committee, composed of members of both the Company and GSK, which will terminate at the end of the collaboration research period. Under the terms of the Agreement, the Company will provide GSK optimized and formulated short interfering RNAs (siRNAs) against respiratory targets. GSK will assume all responsibility for the further preclinical and clinical development of these compounds as well as worldwide commercialization of products resulting from the alliance.
     On May 4, 2006, Sirna and GSK announced the initiation of programs in asthma and respiratory syncytial virus (RSV). As part of the respiratory collaboration, the companies also plan to pursue RNAi-based therapeutics against chronic obstructive pulmonary disease (COPD) and allergic rhinitis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements in this Item contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. For example there is a very significant risk that promising pre-clinical or clinical results may not translate into an FDA-approved drug. In addition, patent applications may not result in issued patents, and issued patents may not be enforceable or could be invalidated. Furthermore, our ability to develop products and to operate as a going concern is contingent upon having readily available cash to fund our operating programs and are subject to the escalating expenses and risks associated with the initiation of clinical trials and their potential outcomes. Other risks and uncertainties include, among others, our early stage of development and short operating history, our history and expectation of losses and need to raise capital, our need to obtain clinical validation and regulatory approval for Sirna-027, Sirna-034 and our other product candidates, any of which could have negative results, our need to engage collaborators, our need to obtain and protect intellectual property, and the risk of third-party patent infringement claims. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date on which it is made.
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the Company’s business overview to give you an understanding of the technology of our business and the direction in which our business and our product candidates are moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, followed by a discussion of our Results of Operations. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”
Our Company
     We are developing therapeutics based on the science of RNA interference, or RNAi, for the treatment of human diseases and conditions. We believe that the field of RNAi represents one of the most important new discoveries in biology over the last decade and that we can create novel and innovative therapeutics for a broad range of diseases by harnessing the RNAi mechanism. Currently, we are using our RNAi technology in research, preclinical and clinical development with product candidates in the areas of age-related macular degeneration (AMD), chronic hepatitis, asthma, dermatology, Huntington’s disease, Type 2 diabetes and respiratory syncytial virus (RSV) infection.
     We use our expertise in nucleic acid and nanoparticle chemistry to design, stabilize, manufacture and deliver short interfering ribonucleic acids, or siRNAs, that selectively activate the biological process of RNA interference. siRNAs mimic naturally occurring molecules that activate the RNAi mechanism in the body. siRNAs capture and destroy messenger RNA, or mRNA, a molecule essential for converting the message encoded in DNA into a functional protein. Unlike other therapeutic approaches, such as small molecules and monoclonal antibodies, which block the function of proteins, siRNAs have the ability to prevent the production of proteins that are harmful to the human body. We believe that siRNAs have the potential to address a broad range of human disease, including disease-causing molecular targets that were traditionally considered “un-druggable” by small molecule approaches.
     The unique cellular mechanism by which RNAi inhibits protein expression provides an opportunity to produce siRNA-based therapeutics that are highly potent and specific to selected gene and viral targets. The high potency results from the ability of a single siRNA to physically cut and destroy many copies of the target RNA. The potency of siRNAs could potentially result in lower patient dosing or less frequent dosing for any given disease compared to other classes of therapeutics. The high specificity of siRNAs results from molecular recognition of the target RNA by base pairing, the same type of pairing used by DNA strands that code for specific genes. This specificity has the potential to improve safety and minimize side effects. These and other features of the RNAi mechanism are distinct from those utilized by other therapeutic modalities such as small molecules and monoclonal antibodies.
     With our lead product candidate, Sirna-027, we have completed enrollment and the 3-month assessment point for all patients in the Phase 1 clinical development for the treatment of AMD. In September 2005, we entered into a multi-year strategic alliance with Allergan, Inc. (Allergan) for the development of Sirna-027 and other siRNAs for the treatment of ophthalmic disease. We anticipate that Allergan will begin Phase 2 clinical studies with Sirna-027 in 2006. Pursuant to the agreement, Allergan is obligated to pay for all costs related to the continued development of Sirna-027. In October 2005, we received from Allergan an upfront license fee of $5.0 million. In addition, we may receive contract manufacturing revenues and research funding, and will be eligible for development milestones of up to $245 million in addition to royalties on the worldwide sales of products resulting from the alliance.
     In March 2006, we entered into an exclusive multi-year strategic alliance with GlaxoSmithKline (GSK) focused on discovery, development and commercialization of novel RNAi-based therapeutics for respiratory diseases. We received an initial payment of $12.0 million, consisting of cash and the purchase of our common stock, priced at $8.36 per share. Under the agreement, we may also receive milestone payments totaling over $700 million for research and clinical development events, as well as royalties on worldwide sales of products which result from the alliance. In addition, we may receive contract manufacturing revenues. GSK will be responsible for all pre-clinical, clinical and commercialization expenses. On May 4, 2006, as part of our collaboration with GSK, we announced the initiation of programs in asthma and RSV infection. As part of this collaboration, we and GSK also plan to pursue RNAi-based therapeutics against chronic obstructive pulmonary disease (COPD) and allergic rhinitis.
     In addition to therapies we are developing with strategic partners, we are evaluating disease targets and developing therapeutics for the treatment of Hepatitis C (HCV), a dermatology indication, Huntington’s disease and Type 2 diabetes. These programs are in various stages of preclinical development. We expect to file an investigational new drug application, or IND, for our HCV compound, Sirna-034, in 2006.
     We have established a leading intellectual property portfolio in RNAi with 52 issued patents and over 270 pending applications worldwide. We have executed a patent strategy that provides multiple layers of coverage encompassing siRNA technology, targets, chemical modifications, delivery and manufacturing necessary for the development and commercialization of siRNA therapeutics. The majority of Sirna’s patents stem from internal scientific achievements and provide further proof of Sirna’s RNA chemistry and biology expertise. We believe that Sirna has established a comprehensive intellectual property estate necessary to chemically modify, optimize, deliver and manufacture RNAi-based therapeutics.
     We believe our considerable expertise and know-how in the chemistry, biology, manufacturing and development of RNAi-based technology combined with our strong intellectual property portfolio provides us with significant opportunities to create additional value for our shareholders by developing therapeutics, either on our own or with strategic partners, in select disease areas.
RNA Interference Background
     RNA interference is a mechanism used by cells to regulate the expression of genes and replication of viruses by destroying specific mRNA using naturally occurring cellular protein machinery. The technology upon which RNAi-based therapeutics is based generally involves a double-stranded sequence of nucleic acids such as RNA, that utilizes cellular machinery to capture, cut and destroy mRNA and viral RNA in a sequence-specific manner, thereby inhibiting or blocking the production of unwanted protein or viral replication. For simplicity, we refer to the double-stranded nucleic acid molecule facilitating this process as a short interfering RNA, or siRNA.
     Harnessing the natural mechanism of RNA interference holds potential for the development of a new class of drugs applicable to a wide range of diseases that result from undesirable protein production or viral replication. Although there is widespread use in the life sciences area of RNA interference-based reagents for target validation, the development of RNA interference-based pharmaceuticals for therapeutic uses is currently in early proof of concept, i.e. discovery, preclinical and early human testing.
     To date, one of the major limitations in the development of therapeutic siRNAs has been the instability of naturally occurring siRNAs. These naturally occurring siRNAs, which we call “unmodified” siRNAs, are generally broken down rapidly in the body by nucleases, thereby restricting the duration and magnitude of their potential therapeutic activity. To be effective, an siRNA-based drug must be resistant to breakdown in the human body to ensure a sustained therapeutic response. Over the past 10 years, we have developed the nucleic acid chemistry and pharmacological expertise to support the design and synthesis of chemically modified siRNAs that not only retain substantially all the properties required for recognizing and destroying their target but also have increased resistance to degradation by nucleases. Our chemically modified and stabilized siRNAs are stable in human serum for several days in stability assays. This is in contrast to unmodified siRNAs, most of which are stable in human serum for less than a few minutes. Chemical modification of siRNAs can improve their overall potency, pharmacological properties and duration of action. Another limitation of unmodified siRNA-based therapeutics results from their tendency to elicit a strong and unwanted cytokine and immune response in vivo. We have shown in animal studies that chemical modification of siRNAs can efficiently prevent double-stranded RNA-mediated interferon and immune response.
     Sirna has designed and synthesized chemically modified and stabilized siRNAs against over 250 human disease targets and tested them in cell culture and in some cases in animal model systems. We have demonstrated the reduced expression of specific genes or virus levels for these targets without significantly affecting expression of other genes. These targets relate to potential therapies for eye disease and central nervous system disorders, as well as metabolic, inflammatory, renal, infectious, and oncology-related diseases and dermatological conditions. We have filed patent applications on siRNAs against each of these disease targets. We believe this provides us with a competitive advantage in developing RNA interference-based therapeutics.
     Another limitation of siRNAs is difficulty of delivery to the desired target site, i.e. organ, tissue and cell, in the body. Unformulated siRNAs are not readily taken up by the cells in the body. Delivery of nucleic acid-based therapeutics, such as siRNAs, is generally more challenging than traditional small molecule drug delivery. We are exploring a number of delivery possibilities, including local (directly to the target area), systemic (directly into the blood stream), and topical delivery (directly to the surface of the skin). We have developed nanoparticle formulations that are capable of efficient and specific delivery of the siRNA compounds to the desired site in the body. We believe our multiple drug delivery formulation systems enhance drug performance as well as create additional barriers to entry for other companies.
Our Product Candidate Programs
     We currently are in research, preclinical development or clinical development with product candidates in the following areas:
Age-Related Macular Degeneration (AMD)
     Our first clinical program targets the wet form of age-related macular degeneration (AMD). AMD is an ophthalmic disease caused by excessive neovascularization, or new blood vessel growth, and leakage of blood vessels in the retina of the eye. Wet AMD is the more advanced form of the disease and ultimately leads to central vision blindness. In November 2004, we initiated a Phase 1 clinical trial of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway. An over-expression of the VEGFR-1 gene contributes to excessive blood vessel growth and leakage of blood vessels in AMD. Therefore, suppression of this gene’s expression may prevent abnormal blood vessel growth and reduce the rapid vision loss associated with wet AMD. The Phase 1 clinical trial was primarily designed to test safety and tolerability of Sirna-027 in 26 patients. To date, we have completed enrollment and the 3-month assessment point for all patients with additional evaluations anticipated for up to two years. The study is being conducted at four centers in the United States: Johns Hopkins University, the Cleveland Clinic, the combined Harvard—Massachusetts Eye and Ear Infirmary, and University of California, Los Angeles. Preliminary results from the Phase 1 trial demonstrated that Sirna-027 was safe and well tolerated in this study. Twenty-five of 26 patients (96%) showed visual acuity stabilization, and six of 26 patients (23%) experienced clinically significant improvement in visual acuity, indicated by at least a three-line improvement as measured on an eye chart, eight weeks after a single injection. These results also showed a relevant decrease in the thickness of the back of the eye. We believe these are the first data suggesting biological activity of an siRNA in humans.
     In September 2005, we entered into a strategic alliance with Allergan for the development of Sirna-027 and other siRNAs for the treatment of ophthalmic disease. We anticipate that Allergan will begin Phase 2 studies with Sirna-027 in 2006. The goal of the Phase 2 trials will be to identify the optimal dose of Sirna-027 and to establish the extent and duration of its therapeutic effect.

Chronic Hepatitis
     We are in the preclinical stages of development of siRNAs that target the RNA of the Hepatitis C virus. Our HCV product candidate, Sirna-034, is a systemically administered, nanoparticle-formulated, chemically optimized siRNA-based composition. In preclinical testing in rodents and non-human primates, the siRNA compound using the RNA interference mechanism suppressed viral levels by over 99.9%. We expect to file an IND for this product candidate by the end of 2006.
Respiratory Diseases
     We are in the preclinical stage of development of product candidates for the treatment of asthma. Asthma is a chronic respiratory disease affecting millions of children and adults in the U.S. We have demonstrated in animal models of respiratory disease a significant reduction of airway inflammation and hyper-responsiveness using chemically stabilized nanoparticle formulated siRNAs. In March 2006, we entered into a strategic alliance with GSK focused on discovery, development and commercialization of novel RNAi-based therapeutics for respiratory diseases. In May 2006, we announced the initiation of programs in asthma and respiratory syncytial virus (RSV) and future planned efforts in chronic obstructive pulmonary disease (COPD) and allergic rhinitis. RSV is a highly infectious agent affecting children under the age of two. RSV infection can lead to serious lower respiratory infections such as pneumonia and can be fatal to infants born with lung or heart problems.
Dermatology
     Our dermatology program is initially focused on the permanent removal of unwanted hair. We have developed specific topical formulations that deliver siRNAs to hair follicles. We have successfully administered chemically modified siRNAs into individual hair follicles on the surface of skin and demonstrated proof of principle in an animal model of hair removal via topical administration of siRNAs. We are in the preclinical stages of developing formulated siRNAs targeting the ‘‘hairless’’ gene and expect to select a clinical candidate in 2006 and file an IND in 2007.
Huntington’s Disease
     Another program focused on local delivery is Huntington’s disease, a life-threatening brain disorder. We are in the preclinical stage of development in this program and expect to identify a development candidate by the end of 2006. We have a collaboration with Dr. Beverly Davidson of the University of Iowa, Dr. Krystof Bankiewicz of the University of California at San Francisco and Targeted Genetics Corporation for the development of adeno-associated viral (AAV) vector-based delivery of a siRNA for the treatment of Huntington’s disease.
Type 2 Diabetes
     We are leveraging technology pioneered in our chronic hepatitis program to address other liver-associated disease indications such as diabetes. We are in the preclinical stages of developing siRNAs targeting the protein tyrosine phosphatase 1B (PTP1B) gene, a diabetes target that is associated with insulin resistance. By approaching Type 2 diabetes early in the disease pathway, we believe siRNAs can become an important innovation in the treatment of this devastating and rapidly growing disease.
Our Patents and Proprietary Technology
     We have filed patents on our internal research and have in-licensed patents from third parties, including academic institutions. We have 52 issued patents and over 270 pending patent applications worldwide. Over the past year, we were issued six patents in the UK, one in Australia and four in the U.S.
     In April 2006, the United States Patent and Trademark Office granted us U.S. Patent No. 7,022,828, which describes siRNAs against a specific gene target. The patent covers chemically modified siRNAs that target I Kappa B kinase-gamma (IKK-gamma). IKK-gamma is an activator of the NF-kappaB pathway (NF-kb), an important mediator in diseases such as asthma, arthritis, cancer, chronic inflammation, neurodegenerative diseases and heart disease. While we are not actively pursuing a siRNA-based therapeutic program against the IKK-gamma target, we believe this patent is important because the claims of the patent are not limited to a specific siRNA sequence, but cover any siRNA sequence (independent of a specific type of chemical modification) that is used against the gene. We believe that this is the first siRNA target patent issued in the United States and therefore sets important precedent for Sirna’s entire target patent portfolio. We have filed applications for similar patents for the use of siRNAs against over 250 mammalian gene and viral targets.
     In January of 2006, the United States Patent and Trademark Office granted us U.S. PatentNo. 6,989,442 for the chemical synthesis and manufacturing of RNA. This patent covers a process for the synthesis, deprotection and purification of nucleic acids with one or more ribonucleotides. We believe this process is important for the efficient synthesis of RNA at high yields and high purity, and is applicable to both small- and large-scale production of oligonucleotides such as siRNAs and aptamers.
     We believe that Sirna has established a comprehensive intellectual property estate necessary to chemically modify, optimize, deliver and manufacture RNAi-based therapeutics.
     The following table summarizes our internally developed and in-licensed intellectual property estate (excluding ribozyme technology):

		Patent Filings	Status
Seminal RNAi or siRNA Technology —
•	Sirna — “No-ribo” siNA Technology	20 patent applications	2 granted (UK)
•	Sirna — Multifunctional siRNA Technology	5 patent applications	Pending
•	Sirna-Conserved Sequence Targeting Technology	5 patent applications	1 granted (UK)
•	MicroRNA Technology (includes Worldwide Exclusive License from Univ. Mass. Medical School to the Zamore miRNA patents)	7 patent applications	pending
•	Tuschl et al. Patent (Worldwide Exclusive License from Univ. Mass. Medical School)	2 patent applications	Pending
•	Rana Patents on chemically-modified siRNAs (Worldwide Exclusive License from the University of Massachusetts Medical School)	3 patent applications	Pending
•	Fire et al. Patent ( Worldwide Non-exclusive License from Carnegie Institution of Washington and the University of Massachusetts)	3 patent applications	1 Issued
Therapeutic Targets for siRNA —
•	Sirna — RNAi Gene Targets (including VEGF, IL-4, IL-13, Hairless, PTP-1B, HD, HCV, RSV and other viruses)	>125 patent applications	1 issued (US), 5 granted (UK)
•	Davidson et al., Patents on siRNAs against neurological disease targets such as Huntington’s Disease (Worldwide Exclusive License from the University of Iowa Research Foundation)	10 patent applications	1 granted (Australia)
•	Christiano et al., Patents on genes involved in hair growth and hair loss (Worldwide Exclusive License from Columbia University)	5 patent applications	Pending
Sirna — Oligonucleotide Chemistry & Delivery Technology		>60 patent applications	24 Issued
Sirna — Oligonucleotide Manufacturing & Process Technology		>25 patent applications	17 Issued
SUMMARY OF INTELLECTUAL PROPERTY ESTATE		>270 Patent Applications	52 Issued
Our Business Strategy
     Our strategy is to use our expertise, know-how and intellectual property to create shareholder value. Specifically,
•	We intend to independently develop chemically optimized and formulated siRNA molecules for therapeutic applications in several disease areas and dermatological conditions.

•	We plan to pursue partnerships, collaborations or alliances with pharmaceutical and biotechnology companies to develop RNA interference-based therapeutics.

•	We seek to maintain and expand our patent portfolio and proprietary technology. Worldwide, we have 52 patents and over 270 patent applications that we believe are important to the identification, design, chemical modification, synthesis, formulation and manufacture of RNAi-based and siRNA therapeutics for commercialization. These include exclusive license rights to seven patent families bearing on both RNAi technology and specific therapeutic disease areas. We intend to aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of RNAi-based and siRNA therapeutics.
•	We intend to leverage our expertise in the design, chemical modification, formulation and manufacture of RNA-based therapeutics. We believe that we have established one of the leading RNA-based therapeutic research and development teams. We can provide lead optimization, process development and manufacturing to others in need of this expertise. We plan to capitalize on our continuing investment in nucleic acid technology by entering into technology transfer and contract manufacturing arrangements with collaborators to generate revenues, while retaining the rights to our know-how for our own drug development.
     We have a strong scientific and business foundation upon which we can establish reproducible and flexible partnerships, collaborations and alliances with pharmaceutical and biotechnology companies that are leaders in their respective fields. We intend to pursue both target and therapeutic area-specific collaborations. We expect the pharmaceutical industry to pursue a variety of RNAi-based therapeutic collaborations over the coming years. We believe, based on our scientific expertise, early Phase 1 clinical trial successes and a leadership position in the field, that the industry will view us as a preferred partner for those transactions.
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
Revenue Recognition
     Revenues are derived principally from upfront payments, cost reimbursements, milestone payments and contract manufacturing services. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments. We recognize revenue related to up-front payments ratably over the period of the contractual arrangements as we satisfy our performance obligations, unless we determine that another methodology is more appropriate. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of March 31, 2006, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates were appropriate.
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

Employee Stock-Based Compensation—Adoption of FAS 123R
     Beginning January 1, 2006, we account for employee stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.
     Further, FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first quarter of 2006, we recognized employee stock-based compensation as part of our operating expenses and allocated $0.3 million to research and development and $0.4 million to general and administrative expense. We adopted FAS 123R on the modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is derived based on specific employee headcount information at each grant date. As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized was approximately $7 million, excluding estimated forfeitures, which is expected to be allocated to expense over a weighted-average period of approximately 3 years.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
Revenues
     The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Contract revenues —
Allergan	$417	$—
Other	9	43

	426	43

Contract revenues — manufacturing
Archemix	—	465

Total revenues	$426	$508

     Revenues for the three months ended March 31, 2006 include $0.4 million from the $5.0 million upfront payment associated with our September 2005 partnership with Allergan, which we are recognizing ratably over the related three-year contract period. We are actively pursuing additional partnerships and collaborations to fund and advance our research and development programs. Revenues for the three months ended March 31, 2005 include $0.5 million related to our contract manufacturing agreement with Archemix. We did not recognize any revenue related to the Archemix agreement during the three months ended March 31, 2006 as no shipments were made to Archemix during this period. We did not recognize any revenue related to our collaboration with GSK during the three months ended March 31, 2006 as we had not initiated any research activities during this period.

Expenses
Research and development
     The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Salaries and benefits	$1,916	$2,178
Chemicals and supplies	756	905
Outside services	544	551
Fair value of stock options granted to Scientific Advisory Board	384	—
FAS 123R employee stock-based compensation	320	—
Depreciation	293	295
License fees	258	1,241
All other	1,169	934

Total research and development expenses	$5,640	$6,104

Average research and development staffing	54	66
     Our research and development expenses were $5.6 million for the three months ended March 31, 2006, compared to $6.1 million for the three months ended March 31, 2005. Expenses for the three months ended March 31, 2006 include $0.4 million of non-cash stock-based expense related to stock option grants made to members of our Scientific Advisory Board and $0.3 million of non-cash employee stock-based compensation expense related to our adoption of FAS 123R effective January 1, 2006. Expenses for the three months ended March 31, 2005 include $1.0 million of license fees incurred in connection with our strategic alliance agreement with Protiva.
     We have incurred the following expenses related to our major research and development projects (in thousands):

	Three Months Ended March 31,
	2006	2005
Age-related Macular Degeneration (AMD)	$131	$403
Chronic Hepatitis	698	545
Asthma	395	278
Hair removal	405	320
Other RNAi programs and RNAi technology development	1,045	2,006

Total project expenses	$2,674	$3,552

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
General and administrative
     The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Salaries and benefits	$1,142	$961
Patent and amortization	792	552
FAS 123R employee stock-based compensation.	355	—
All other	1,092	657

Total general and administrative expenses	$3,381	$2,170

Average general and administrative staffing	17	15

     Our general and administrative expenses were $3.4 million for the three months ended March 31, 2006, compared to $2.2 million for the three months ended March 31, 2005. The increase in 2006 compared to 2005 is primarily due to $0.4 million of non-cash employee stock-based compensation expense related to our adoption of FAS 123R effective January 1, 2006 and $0.4 million of other expenses in connection with recruiting, relocation and business development efforts.
Interest and other income
     Interest and other income was $0.6 million for the three months ended March 31, 2006, compared to $0.2 million for the three months ended March 31, 2005. The increase from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale, as well as prevailing interest rates.
Liquidity and Capital Resources
     We had cash, cash equivalents and securities available-for-sale of $41.6 million at March 31, 2006 compared with $45.7 million at December 31, 2005. We invest our securities available-for-sale in interest bearing, investment-grade securities. On March 31, 2006 we executed an agreement whereby we recorded a $12.0 million receivable from GSK, subsequently paid to us in April 2006, related to our Strategic Alliance Agreement focused on RNAi-based therapeutics for respiratory diseases and the purchase by GSK of 717,703 shares of our common stock. We attributed $5.0 million of the total payment to the stock purchase, based upon its fair value, and the balance to deferred revenue, which will be amortized ratably over an estimated four year development period. Cash used in operating activities, excluding the net effect on operating cash flows from the $0.7 million of non-cash employee stock-based compensation expense related to our adoption of FAS 123R, was $7.5 million for the three months ended March 31, 2006 compared to $7.8 million for the three months ended March 31, 2005.
     Cash flows provided by financing activities included $3.4 million in net proceeds from the exercise of warrants and stock options during the three months ended March 31, 2006. Net cash used in operating activities included $3.1 million for the repayment of a loan obligation during the three months ended March 31, 2005.
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
     In December 2005, our shelf registration statement was declared effective by the SEC under the Securities Act of 1933, as amended, which allows us to offer up to $75.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. As of April 30, 2006, approximately $68.8 million may still be offered under the shelf registration, although there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

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
Item 4. CONTROLS AND PROCEDURES
Controls Evaluation and Related CEO and CFO Certifications
     As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
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
Item 1A. RISK FACTORS
Risks Relating to our Business, Industry and Common Stock
We are a biotechnology company in the early stage of development.
     All of our product candidates are in early stages of development, have never generated any sales, and will require extensive testing before commercialization. Our RNAi-based product candidates, which are the focus of our business, may require more than five years to bring to market, or may never reach the market. You must consider, based on our limited operating history with regards to RNAi-based technology, our ability to:
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
     We have incurred significant losses and have had negative cash flows from operations since inception. As of March 31, 2006, our accumulated deficit was approximately $285.1 million. We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our product candidates, including preclinical studies and clinical trials. These losses are likely to continue and will have a continuing adverse impact on our working capital, total assets and stockholders’ equity.
     To date, we have dedicated most of our financial resources to research and development. We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and contract manufacturing arrangements, as well as financing under equipment and tenant improvement loans. We anticipate that based on our existing financial resources, expected revenues from collaborations and contract manufacturing and proceeds from financings, including this offering, our cash resources should be sufficient to meet our anticipated operating and capital requirements for the next several years. We will need to raise additional capital through any or all of the following: public or private debt or equity financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.

Our product development programs are based on novel technologies, are inherently risky and may never lead to marketable products.
     We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutics creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. The discoveries underpinning our RNAi product development programs are relatively new and the scientific feasibility of developing drugs based on RNA interference is unproven. To our knowledge, no drug based on this technology has ever developed beyond Phase 2 clinical trials. No RNAi-based drug has ever been demonstrated to be efficacious for the treatment of a disease in humans.
     In addition, the FDA has relatively limited experience with RNAi-based therapeutics. None have been approved by the FDA for commercial use, and the means to regulatory approval for our product candidates may accordingly be more complex and lengthy. As a result, the regulatory pathway for this class of therapeutics may be subject to increased uncertainty, as compared to the regulatory pathway for new conventional drugs, and may never lead to marketable products. If we do not successfully develop and commercialize drugs based upon our technological approach, we will not become profitable and the value of our common stock may decline.
     All of our product development programs are based on RNAi technology. In this regard, our business strategy is more risky than one based on a diversified drug development approach. If RNAi technology proves to be ineffective, unsafe or commercially non-viable, our entire product pipeline would likely have little, if any, value.
Because we must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products.
     The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any product we develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the Food and Drug Administration, the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires the expenditure of substantial capital and other resources. Of particular significance are the requirements covering testing, manufacturing, quality control, labeling and promotion of drugs for human use.
     Before commencing clinical trials in human beings, we must submit and receive approval from the FDA for an investigational new drug application, or IND. The clinical trials:
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
     Before receiving FDA clearance to market a product, we or our strategic collaborators must demonstrate that the product is safe and effective for its intended uses. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, delays or rejections may result from additional or future government legislation, administrative action or changes in FDA policy during the period of product development, clinical trials or FDA regulatory review.
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
     In addition, the novelty of our product candidates and the FDA’s lack of experience with RNAi products and technology could add to delays, costs and uncertainty.
We may experience negative results, problems or delays in our clinical trials with Sirna-027, Sirna-034 or other product candidates that could adversely affect our stock price, financial position and our commercial prospects.
     We are required to do extensive testing in animal models with our product candidates before we can be approved by the FDA to initiate clinical trials in humans. Even so we cannot be sure that our product candidates will be safely tolerated by humans or be efficacious. Historically, the success rate for drugs in the preclinical and early clinical stage of development is very low, especially for those drugs, like ours, based on novel technology. Results from our Phase 1 clinical trial of Sirna-027 are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of drug candidates have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. We recently announced positive interim Phase 1 clinical trial data for Sirna-027, our product candidate for the treatment of AMD, and preclinical efficacy data for Sirna-034 in a non-human primate model for the treatment of the Hepatitis C virus; however, such data may not be indicative of future results. Preclinical data is often not a reliable predictor of the effects of an investigational drug in a patient—the investigational drug may have very different chemical and pharmacological properties in humans than in laboratory testing and it may interact with human biological systems in unforeseen, ineffective or harmful ways. Moreover, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including: changes in regulatory policy during the period of product development; delays in obtaining regulatory approvals to commence a study; lack of efficacy during clinical trials; or unforeseen safety issues. Problems with our clinical trials may result in a decline in our stock price, the loss of existing corporate partners and future potential corporate partnership opportunities and an inability to raise capital when needed which would harm our business, financial condition and results of operations.
To develop, market or sell RNAi-based drugs, we currently depend upon collaborative relationships.
     Engaging corporate partners and other third parties to help develop, manufacture and market our RNAi-based products may be desirable or necessary for our success. For example, we currently have strategic alliances with Allergan for ophthalmic diseases and GlaxoSmithKline for respiratory diseases. If either of these or any of our other current or future collaborators were to terminate its funding of a particular product under the alliance, or if we became involved in a dispute with any of these collaborators, we may not have the right or resources to continue development of such product on our own.
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
     We currently lack sales and marketing experience and may need to rely upon third parties to market our products, which will result in a loss of control over the marketing process. These third parties, if engaged, may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, sales force recruitment and management and promotional activities. We may be unable to control the actions of these third parties. We may be unable to make or maintain arrangements with third parties to perform these activities on favorable terms.
     Our strategic alliance with Allergan will seek to advance our AMD treatment into Phase 2 clinical trials and our alliance with GSK will seek to advance our research into RNAi-based treatment for respiratory diseases, including asthma, RSV infection, COPD and allergic rhinitis. However, there can be no assurances that either alliance will be successful, will not be prematurely terminated, will result in the recognition of significant additional revenue under the respective agreement, or that either alliance will result in a marketable drug, or that we will be able to engage other partners.
     Collaborations in our industry occasionally result in disputes between the parties, sometimes resolved only in litigation. For example, a dispute in our collaboration with Protiva Biotherapeutics resulted in litigation between us and Protiva. We may become involved in additional disputes with collaboration partners in the future. Disputes or litigation can delay development programs, create uncertainty as to ownership rights of intellectual property, distract us from more productive pursuits and cause additional expense.
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
     We have filed patent applications on various aspects of RNAi technology, a majority of which have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope comparable to our issued patents. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. Even after issuance, patents can be challenged and invalidated.
     Many of our patents on RNAi technology are filed with a broad scope of coverage with respect to compounds, their uses and applications, delivery systems and manufacturing methods. Patents with broad claims tend to be more vulnerable to challenge by other parties than patents with more narrowly written claims.
     Additionally, we cannot be certain that the named inventors on the patents and patent applications that we own or license are actually the first to invent the claimed inventions, that such patents or applications will have priority over any conflicting patents or applications, or, in the case of licensed patents and applications, that the assignees of record are in fact the proper assignees for the claimed inventions.
     Further, we regularly enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, or should the licensors fail to maintain their licensed interest in the licensed patents, we could lose the rights to those technologies and patents.
     We are involved in a re-examination proceeding initiated by an anonymous third party involving one of our United States patents that relate to certain oligonucleotides. Additionally, we have filed documents in opposition to four RNAi-related European patents and one RNAi-related Australian patent granted to potential competitors. It may be several years before the final outcome of these proceedings is known. However, a first non-final decision appealable by either party is expected in 2006 in the opposition proceeding involving one of the European patents and the re-examination of our United States patent.

     As a result of these and any potential future proceedings, should they occur, we may find that one or more our patents are unenforceable, invalid or have a reduced scope of protection.
The manufacture, use or sale of our products may infringe on the patent rights of others. We may not have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to in-license or litigate if an intellectual property dispute arises.
     If we infringe or are alleged to infringe another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly, time consuming and unpredictable. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action, or are unable to have infringed patents declared invalid, we may:
•	incur substantial monetary damages;

•	encounter significant delays in marketing our products;

•	be unable to conduct or participate in the manufacture, use or sale of products or methods of treatment requiring licenses; or

•	lose patent protection for our inventions and products.
     We are aware of a number of issued patents and patent applications that are owned by third parties and that purport to cover various aspects of RNAi technology, including chemically modified oligonucleotides and siRNAs, as well as their manufacture and use. We have investigated the breadth and validity of these patents to determine their impact upon our programs in the field of RNAi. Based on our review of these patents and, in some instances, the advice of outside patent counsel, we believe that our technology does not infringe any valid claims of such patents and that these patents are not likely to impede the advancement of our programs. There can be no assurance, however, that third parties will not assert infringement claims against our programs with respect to these patents or otherwise, or that any such assertions will not result in costly litigation or require us to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to us, if at all. Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.
Disclosure of our trade secrets could reduce our competitiveness.
     Because trade secrets and other unpatented proprietary information are critical to our business, we attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, third parties may independently discover trade secrets and proprietary information. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights.
We have moved our headquarters and initiated the move of a majority of our research and development operations from Colorado to California, and these moves could reduce employee retention and efficiency and could add to our expenses.
     In April 2005, we moved our headquarters from Boulder, Colorado to San Francisco, California. In December 2005, we initiated the move of our research and development operations to San Francisco as well and expect to complete this move by the end of 2006. For the foreseeable future, our management and research and development operations will be based in the San Francisco Bay Area, while our manufacturing and other supporting operations continue to be based in Boulder, Colorado. This split location could reduce employee retention and efficiency. While we believe that our move to the Bay Area will facilitate recruiting top talent, some of our current Boulder, Colorado employees who may be required to relocate may be unwilling or unable to do so and we could lose talented personnel that are difficult to replace. The cost of living in the San Francisco Bay Area is higher than in Boulder, Colorado, which could make retention of existing employees and recruiting of new employees more difficult.

     It is possible that costs of additional facilities in California will be higher than we estimate. The move could potentially add to our real estate, payroll and other expenses.
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
     The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing, including those using or related to RNAi-based technologies. Multiple significant competitors are working on, or already marketing drugs, for the same indications as Sirna-027, Sirna-034 and the product candidates we are developing in the areas of asthma, dermatology, Huntington’s disease, diabetes, hepatitis B and RSV. It is possible that our competitors will develop and market products that are more effective, safer, easier to use, or less expensive, than our future products, or will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.
Our success may depend on third party reimbursement of patients’ costs for our products that could result in price pressure or reduced demand for our products.
     Our ability to market products successfully will depend in part on the extent to which third-party payors are willing to reimburse patients for the costs of our products and related treatments. These third-party payors include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third party payors may not authorize or may limit reimbursement for our products, even if our products are safer or more effective than the alternatives. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for our products. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect our ability to sell our products and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.
We may in the future be exposed to product liability claims, which could adversely affect our business, results of operations, financial condition and cash flow.
     Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by clinical trial participants and associated parties, consumers, health care providers or sellers of our products. We may not be able to maintain insurance or obtain sufficient coverage at a reasonable cost, given the increasing cost of insurance in today’s insurance market. Our inability to maintain insurance at an acceptable cost, or at all, could result in a breach of terms of our product license agreements or could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A claim, particularly resulting from a clinical trial or a product recall, could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our products require materials that may not be readily available at a commercially viable price, which may reduce our competitiveness or reduce our profitability.
     We manufacture all our siRNA compounds. Raw materials necessary for the manufacture of these compounds are only available from a limited number of vendors. Our reliance on a limited number of vendors involves significant risks, including reduced control over quality, price, and delivery schedules. We do not have long-term supply agreements with these vendors. If one or more of our current vendors ceased supply of these raw materials or substantially increased prices, there could be a delay in development of our programs until a new source could be identified and qualified on acceptable terms, if at all. Further, the raw materials that we use are expensive and their price depends in part on the volume of purchases. We currently purchase a limited volume of these raw materials and, although we expect to increase the volume of our purchases in the future, there can be no guarantee that such increase will occur or that these raw materials will be available in sufficient quantities or at a reasonable cost in the future. This may adversely affect our research, development and production and our products may not be available at a reasonable cost in the future.
We have limited experience in manufacturing of our proprietary nanoparticle delivery formulations. We are currently investing resources to develop this expertise, but we may be unsuccessful and may be forced to rely on third parties to manufacture these formulated materials.
     We have limited experience in manufacturing of our proprietary nanoparticle delivery formulations. While we are investigating the application of this technology in our HCV, asthma, dermatology and diabetes programs, our internal manufacturing capabilities are currently limited to oligonucleotide production. In order to develop products, apply for regulatory approvals and commercialize products that depend on nanoparticle delivery formulations, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We are currently investing resources to develop expertise in the manufacture of such clinical trial materials ourselves, but we may be unsuccessful in this effort. There are risks inherent in pharmaceutical manufacturing that could affect our ability to meet our delivery time requirements or provide adequate amounts of material to meet our needs. The manufacturing process for any products that we may develop is subject to review and approval by the FDA, and we may need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. We may experience difficulty in obtaining adequate manufacturing capacity for nanoparticle delivery formulations. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our formulated products. In addition, only a limited number of manufacturers supply the lipid components of the nanoparticle delivery formulations.
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
We deal with hazardous materials that may cause injury to others and are regulated by environmental laws that may impose significant costs and restrictions on our business.
     Our research and development programs and manufacturing operations involve the controlled use of potentially harmful biological materials. We cannot completely eliminate the risk of accidental contamination or injury to others from the use, manufacture, storage, handling or disposal of these hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. We are also subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling or disposal of hazardous materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, then our operating licenses could be revoked, we could be subjected to criminal sanctions and substantial liability and we could be required to suspend, modify or terminate our operations. We may also have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

Our common stock has a history of volatility, which could impair your investment.
     You may be unable to sell securities you purchase from us at the time or price desired. The market price of our common stock has fluctuated dramatically in recent years. The trading price of our common stock may continue to fluctuate substantially due to:
•	our ability to raise additional funds;

•	the results of our preclinical studies or clinical trials;

•	timing or denial by the FDA of clinical trial protocols or marketing applications;

•	changes in the status of our corporate collaborative agreements;

•	research activities, technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	quarterly variations in our operating results;

•	changes in earnings estimates by market research analysts;

•	concentrated ownership interest of our investors;

•	purchases or sales of our stock by our executive officers, directors or substantial holders of our common stock;

•	securities class actions or other litigation; and

•	changes in government regulations.
     These fluctuations are not necessarily related to our operating performance. Additionally, future sales of our equity securities may dilute our shareholders or cause our stock price to fluctuate. As a result, the value of your shares could vary significantly from time to time. The historical trading volume of our common stock has been limited.
We plan to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income from operations. However, our ability to use our net operating loss carryforwards is limited as a result of previous issuances of equity securities and could be further limited as a result of potential future issuances of equity securities.
     We plan to use our current year operating losses to offset future taxable income from operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership, as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the utilization of our net operating loss and tax credit carryforwards, and could have been triggered by our initial public offering or by subsequent sales of securities by us or our shareholders. As a result of the private placement of equity securities with Granite Global Ventures, Oxford Bioscience Partners IV, the Sprout Group, TVM V Life Science Ventures GmbH & Co. KG and Venrock Associates in April 2003, which we consider a change of ownership for tax purposes, we believe that there are substantial limitations on the utilization of our net operating loss and tax credit carryforwards. Also, our use of federal net operating loss carryforwards could be limited in the future depending upon the timing and amount of additional equity securities that we might potentially issue. Our state net operating loss carryforwards may be similarly limited.
Concentration of ownership of our common stock may give certain stockholders significant influence over our business.
     A small number of investors own a significant number of shares of our common stock. As of March 31, 2006, entities affiliated with Oxford Bioscience Partners, the Sprout Group and Venrock Associates, three of our largest investors, collectively owned approximately 42% of our outstanding common stock. Three of eight members of our Board of

Directors are affiliated with these investors and serve on our compensation committee, nominating and corporate governance committee and audit committee. If the directors affiliated with these investors were to act in concert, they could exercise significant influence over the votes of the Board of Directors and the nominating and corporate governance committee. If these investors were to act in concert, their concentration of stock ownership could allow them to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as the election of directors, amendment of our charter documents and approval of significant corporate transactions such as a merger or a sale of all or substantially all of our assets.
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

Item 6. EXHIBITS

(a)	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on February 22, 2006 [conformed copy](2)

4.1	Specimen Stock Certificate(3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto(4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company(5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein(5)

4.5	Form of First Replacement Warrants(6)

4.6	Form of Second Replacement Warrant(6)

4.7	Form of Securities Purchase Agreement dated as of July 5, 2005 by and between the Company and certain Investors(7)

4.8	Form of Warrant to Purchase Common Stock of the Company(7)

10.1*	Employment Agreement dated February 4, 2006 between the Company and Gregory L. Weaver**

10.2*	Lease Agreement dated February 8, 2006 between the Company and ARE-San Francisco No. 26, LLC

10.3*	Offer Letter dated February 24, 2006 to Lutz Lingnau to serve as a Director of the Company**

10.4*	Strategic Alliance Agreement dated March 31, 2006 between the Company and Glaxo Group Limited and SmithKline Beecham Corporation, d/b/a GlaxoSmithKline***

10.5*	Indemnification Agreement dated February 24, 2006 between the Company and Lutz Lingnau

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Indicates compensatory plan or arrangement.

***	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference to certain exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 11, 1996 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on May 12, 2006.

SIRNA THERAPEUTICS, INC.
By:	/s/ Howard W. Robin
Howard W. Robin
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory L. Weaver
Gregory L. Weaver
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)