Form 10-Q
period 2006-06-30
SIRNA THERAPEUTICS INC
filed 2006-08-14
CIK 892112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to
Commission File Number: 0-27914

SIRNA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	34-1697351 (I.R.S. Employer Identification No.)

185 Berry Street, Suite 6504
San Francisco, California 94107	(415) 512-7200
(Address of principal executive	(Registrant’s telephone number,
offices and zip code)	including area code):
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, the number of outstanding shares of the Registrant’s Common Stock was 72,884,533.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SIRNA THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,407	$19,519
Securities available-for-sale	49,770	26,173
Notes receivable — related parties	65	145
Prepaid expenses and other current assets	2,146	439

Total current assets	94,388	46,276
Property and equipment, net	2,954	1,906
Notes receivable — related parties, less current portion	30	65
Other assets, net of accumulated amortization of $1,834 and $1,370 at June 30, 2006 and December 31, 2005, respectively	1,241	1,270

	$98,613	$49,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,012	$1,174
Accrued wages	1,737	1,054
Accrued liabilities	3,859	2,338
Deferred revenue, current portion	4,010	2,133

Total current liabilities	10,618	6,699
Other liabilities	264	275
Deferred revenue, less current portion	6,865	2,917
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 72,871,846 and 59,754,709 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	729	598
Additional paid-in capital	375,221	316,890
Accumulated deficit	(295,176)	(277,124)
Unearned deferred compensation	—	(911)
Unrealized gain on securities available-for-sale	92	173

Total stockholders’ equity	80,866	39,626

	$98,613	$49,517

See accompanying notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Contract revenue	$852	$51	$1,278	$94
Contract manufacturing revenue	—	1,477	—	1,942

Total revenues	852	1,528	1,278	2,036

Operating expenses:
Cost of contract manufacturing	—	1,264	—	1,658
Research and development	7,186	4,780	12,826	10,884
General and administrative	4,493	1,550	7,874	3,720

Total operating expenses	11,679	7,594	20,700	16,262

Loss from operations	(10,827)	(6,066)	(19,422)	(14,226)
Interest and other income	753	116	1,370	291
Interest expense	—	—	—	(25)

Net loss	$(10,074)	$(5,950)	$(18,052)	$(13,960)

Net loss per common share, basic and diluted	$(0.15)	$(0.14)	$(0.29)	$(0.34)

Weighted average common shares outstanding, basic and diluted	66,126	41,577	63,129	41,527

See accompanying notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,052)	$(13,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,080	958
Compensation related to common stock and options	2,250	321
Compensation for forgiveness of notes receivable — related parties	115	115
Purchase of license through issuance of common stock	—	488
Accrued interest included in convertible debt — related parties	—	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,707)	(1,111)
Other assets	(435)	(19)
Accounts payable	(162)	(472)
Accrued wages	1,287	(348)
Accrued liabilities	1,646	297
Other liabilities	(11)	(100)
Deferred revenue	5,825	(267)

Net cash used in operating activities	(8,164)	(14,078)

Cash flows from investing activities:
Purchases of securities available-for-sale	(29,597)	(1,975)
Sales of securities available-for-sale	5,919	8,730
Additions to property, plant, and equipment	(1,664)	(241)
Additions to patents	—	(123)

Net cash (used in) provided by investing activities	(25,342)	6,391

Cash flows from financing activities:
Net proceeds from the issuance of common stock in public offering	47,367	—
Net proceeds from the issuance of common stock to collaboration partner	5,045	—
Net proceeds from the issuance of common stock under stock option and employee stock purchase plans and from the exercise of warrants	3,982	110
Payments under loan facilities	—	(3,080)
Conversion of debt	—	5

Net cash provided by (used in) financing activities	56,394	(2,965)

Net increase (decrease) in cash and cash equivalents	22,888	(10,652)
Cash and cash equivalents, beginning of the period	19,519	16,817

Cash and cash equivalents, end of the period	$42,407	$6,165

Supplementary information:
Common stock issued in settlement of accrued wages and liabilities	$729	$—
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
     Certain prior period balances have been reclassified to conform to the current period presentation.
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
Employee Stock Plans
     We currently grant options under the 2005 Performance Incentive Plan, as amended (the “2005 Plan”), which allows for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Generally, non-qualified options and incentive stock options have a maximum term of 10 years, and options vest in increments over four years from the date of grant, although we may grant options with different vesting terms from time to time. Upon employee termination, unexercised options will expire at the end of three months.

     The Company adopted an Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which allows eligible employees to purchase common stock of the Company at 85% of the lower of (i) the fair market value of the common stock on the date of the commencement of the offering or (ii) the fair market value of the common stock on the date of the purchase. The offering period under the Purchase Plan is currently 6 months, and the purchase price is established during each new offering period. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deductions of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. Of the 933,333 shares of common stock reserved for issuance under the Purchase Plan, 483,989 shares have been issued as of June 30, 2006.
Adoption of FAS 123R
     Employee stock-based compensation expense recognized during the three and six months ended June 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 15% during the three and six months ended June 30, 2006, based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to the adoption of FAS 123R, the Company accounted for forfeitures as they occurred.
     Employee stock-based compensation expense recognized under FAS 123R was as follows (in thousands, except for per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Research and development	$325	$645
General and administrative	588	943

Effect on net loss	$913	$1,588

Effect on net loss per common share, basic and diluted	$0.01	$0.03

     As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was approximately $7.4 million, excluding estimated forfeitures, which is expected to be allocated to expense over a weighted-average period of approximately 34 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and net loss per common share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123 (in thousands, except for per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(5,950)	$(13,960)
Add: Stock-based employee compensation expense included in net loss, as reported	135	321
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(606)	(1,478)

Pro forma net loss	$(6,421)	$(15,117)

Loss per share:
Basic and diluted net loss per common share, as reported	$(0.14)	$(0.34)

Basic and diluted pro forma net loss per common share	$(0.15)	$(0.36)

     In February 2003, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics, Inc. and the related recapitalization of the Company, the Company granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which were granted on April 16, 2003. Related to the February 2003 grants, the Company recorded non-cash compensation expense of $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2006 and $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2005. As of June 30, 2006, $0.6 million of unearned compensation related to the 2003 grants will continue to be expensed as the options vest over the next two years. Upon the adoption of FAS 123R on January 1, 2006, $0.9 million of unearned deferred compensation was reclassified to additional paid-in-capital.

Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	5.00%	4.00%	4.71%	3.72%
Expected volatility	100.0%	100.0%	100.0%	100.0%
Weighted average expected term (years)	5.2	5.0	5.5	5.0
     In developing our estimate of expected term, we have determined that our historical stock option exercise experience is a relevant indicator of future exercise patterns. We also take into account other available information, including industry averages. We primarily base our determination of expected volatility on our assessment of the historical volatility of our common stock.
Stock Option Activity
     The following is a summary of option activity for the first six months of 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(000’s)
Options outstanding at December 31, 2005	5,779,783	$4.01	7.44	$3,588
Options granted	965,375	$5.14
Options exercised	(316,947)	$2.49
Options cancelled	(16,466)	$3.04

Options outstanding at March 31, 2006	6,411,745	$4.26	7.53	$22,489

Options granted	409,488	$4.71
Options exercised	(198,029)	$2.35
Options cancelled	(115,543)	$3.66

Options outstanding at June 30, 2006	6,507,661	$4.35	7.45	$15,676

Options exercisable at June 30, 2006	3,626,169	$5.00	6.65	$9,306

     During the three and six months ended June 30, 2006, the weighted-average estimated fair value of stock options granted to employees and directors was $1.5 million and $4.9 million, respectively, based on the assumptions in the Black-Scholes valuation model discussed above. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1.1 million and $2.4 million, respectively. Net cash proceeds from the exercise of stock options during the three and six months ended June 30, 2006 was $0.5 million and $1.3 million, respectively. As of June 30, 2006, there were 4,424,097 shares available for grant.
     The following table summarizes outstanding and exercisable options at June 30, 2006:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 1.62	—	$1.62	300,000	9.01	$1.62	—	$—
$ 1.86	—	$2.10	2,925,401	6.62	$2.10	2,082,673	$2.10
$ 2.34	—	$4.26	1,345,656	7.63	$3.71	836,469	$3.86
$ 4.30	—	$5.06	1,185,875	9.49	$4.78	196,083	$4.75
$ 5.15	—	$155.88	750,396	6.51	$14.66	510,611	$18.70
$187.50	—	$187.50	333	4.24	$187.50	333	$187.50

$ 1.62	—	$187.50	6,507,661	7.45	$4.35	3,626,169	$5.00

     4. Cash, Cash Equivalents and Securities Available-for-Sale
     The Company’s marketable securities which are not classified as cash equivalents are classified as available-for-sale and carried at fair value. Management considers its investments in marketable securities to be available for use in current operations. As a result, all investments in marketable securities are classified as current assets, even if the remaining maturity of the investment is more than one year beyond the balance sheet date. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest and other income. Unrealized holding gains and losses on available-for-sale securities are recorded in a separate component of stockholders’ equity. The amortized cost basis of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense, as appropriate. Interest earned on available-for-sale securities is included in interest income.
     The following is a summary of the Company’s cash, cash equivalents and securities available-for-sale at June 30, 2006 and December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2006	Cost	Gains	Losses	Fair Value
Commercial paper	$53,968	$92	$—	$54,060
Government notes	30,000	—	—	30,000
Corporate notes	4,000	—	—	4,000
Cash and money market funds	4,117	—	—	4,117

	$92,085	$92	$—	$92,177

Classified as:
Cash and cash equivalents				$42,407
Short-term investments				49,770

				$92,177

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2005	Cost	Gains	Losses	Fair Value
Commercial paper	$13,067	$—	$—	$13,067
Government notes	26,000	—	(5)	25,995
Corporate securities	3,294	178	—	3,472
Cash and money market funds	3,158	—	—	3,158

	$45,519	$178	$(5)	$45,692

Classified as:
Cash and cash equivalents				$19,519
Short-term investments				26,173

				$45,692

     The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2006 and December 31, 2005, classified by stated maturity date of the security (in thousands):

	June 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Mature in less than one year	$53,968	$54,060	$16,361	$16,539
Mature in one to three years	—	—	1,000	995
Mature in over three years	34,000	34,000	25,000	25,000

	$87,968	$88,060	$42,361	$42,534

     Gross realized gains on the sale of investment securities were $0.2 million for the six months ended June 30, 2006. Gross realized gains and losses for the three months ended June 30, 2006 and the three and six-months ended June 30, 2005 were not significant.

5. Loss per Share
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
     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive, as follows (in thousands):

	June 30, 2006	June 30, 2005
Total stock options outstanding	6,508	6,236
Warrants	10,530	5,584
6. Collaboration with GlaxoSmithKline
     On March 31, 2006, Sirna entered into a Strategic Alliance Agreement (the “Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Glaxo Group Limited (together, “GSK”).
     The Agreement provides for an exclusive multi-year strategic alliance to research, discover, develop and commercialize RNAi-based therapeutics in the area of respiratory diseases. The Company received an initial payment of $12.0 million from GSK in April 2006, consisting of an upfront cash payment and the purchase of 717,703 shares of the Company’s common stock. The Company attributed $5.0 million of the total payment to the stock purchase, based upon its fair value, and the balance to deferred revenue, which will be amortized ratably over an estimated four year development period. The Company is eligible to receive payments that could potentially exceed $700.0 million for collaboration and clinical development milestones as well as royalties on the worldwide sales of any successful products that may result from the alliance. In addition, the Company will be eligible to receive contract manufacturing revenues. The Company recognized $0.4 million of revenue from the upfront payment during the three months ended June 30, 2006.
     The operations of the alliance are managed by a Joint Steering Committee, composed of members of both the Company and GSK, which will terminate at the end of the collaboration research period. Under the terms of the Agreement, the Company will provide GSK optimized and formulated short interfering RNAs (siRNAs) against respiratory disease targets. GSK will assume all responsibility for the further preclinical and clinical development of these compounds as well as worldwide commercialization of products resulting from the alliance.
     On May 4, 2006, Sirna and GSK announced the initiation of programs in asthma and respiratory syncytial virus (RSV). As part of the respiratory collaboration, the companies also plan to pursue RNAi-based therapeutics against chronic obstructive pulmonary disease (COPD) and allergic rhinitis.
7. Public Offering of Common Stock
     On May 30, 2006, the Company completed an offering of 9,000,000 shares of its common stock, along with an additional 1,350,000 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters, at a price of $5.00 per share. The offering provided net proceeds to the Company of approximately $47.4 million, after deducting underwriters’ discounts and commissions of approximately $3.5 million and estimated related legal, accounting, printing and other expenses totaling approximately $0.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements in this Quarterly Report which are not strictly historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 which are subject to many risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. The forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. For example, most drug candidates do not become approved drugs. The development of Sirna-027 and Sirna-034 as well as Sirna’s other programs are still at a relatively early stage. All of these programs, and Sirna’s ability to obtain milestone and royalty payments for them, are subject to significant risks and unknowns, are highly contingent upon future successes, and require significant funding. In addition, patent applications may not result in issued patents, and issued patents may not be enforceable or could be invalidated. Other risks and uncertainties include, among others, Sirna’s early stage of development and short operating history, Sirna’s history and expectation of losses and need to raise capital, Sirna’s need to obtain clinical validation and regulatory approval for Sirna-027, Sirna-034 and Sirna’s other product candidates, any of which could have negative results, Sirna’s need to engage collaborators, Sirna’s need to obtain and protect intellectual property, and the risk of third-party patent infringement claims. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to revise or update forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report.
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
     With our lead product candidate, Sirna-027, in August 2006 we reported the final results from our recently completed Phase 1 trial for Sirna-027 for the treatment of age-related macular degeneration (AMD). In September 2005, we entered into a multi-year strategic alliance with Allergan, Inc. (Allergan) for the development of Sirna-027 and other siRNAs for the treatment of ophthalmic disease. We anticipate that Allergan will begin Phase 2 clinical studies with Sirna-027 in 2006. Pursuant to the agreement, Allergan is obligated to pay for all costs related to the continued development of Sirna-027. In October 2005, we received from Allergan an upfront license fee of $5.0 million. In addition, we may receive contract manufacturing revenues and research funding, and will be eligible for development milestones of up to $245 million in addition to royalties on the worldwide sales of products resulting from the alliance.

     In March 2006, we entered into an exclusive multi-year strategic alliance with GlaxoSmithKline (GSK) focused on discovery, development and commercialization of novel RNAi-based therapeutics for respiratory diseases. We received $12.0 million from GSK in April 2006, consisting of an upfront cash payment and the purchase of 717,703 shares of our common stock. Under the agreement, we may also receive milestone payments totaling over $700 million for research and clinical development events, as well as royalties on worldwide sales of products which result from the alliance. In addition, we may receive contract manufacturing revenues. GSK will be responsible for all pre-clinical, clinical and commercialization expenses. On May 4, 2006, as part of our collaboration with GSK, we announced the initiation of programs in asthma and RSV infection. As part of this collaboration, we and GSK also plan to pursue RNAi-based therapeutics against chronic obstructive pulmonary disease (COPD) and allergic rhinitis.
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
     We have established a leading intellectual property portfolio in RNAi with 52 issued patents and over 300 pending applications worldwide. We have executed a patent strategy that provides multiple layers of coverage encompassing RNAi technology, targets, chemical modifications, delivery and manufacturing necessary for the development and commercialization of RNAi-based therapeutics. The majority of Sirna’s patents stem from internal scientific achievements and provide further proof of Sirna’s RNA chemistry and biology expertise. We believe that Sirna has established a comprehensive intellectual property estate necessary to chemically modify, optimize, deliver and manufacture RNAi-based therapeutics.
     We believe our considerable expertise and know-how in the chemistry, biology, manufacturing and development of RNAi-based technology combined with our strong intellectual property portfolio provides us with significant opportunities to create additional value for our stockholders by developing therapeutics, either on our own or with strategic partners, in select disease areas.
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
Our Product Candidate Programs
     We currently are in research, preclinical development or clinical development with product candidates in the following areas:
Age-Related Macular Degeneration (AMD)
     Our first clinical program targets the wet form of age-related macular degeneration (AMD). AMD is an ophthalmic disease caused by excessive neovascularization, or new blood vessel growth, and leakage of blood vessels in the retina of the eye. Wet AMD is the more advanced form of the disease and ultimately leads to central vision blindness. In November 2004, we initiated a Phase 1 clinical trial of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway. An over-expression of the VEGFR-1 gene contributes to excessive blood vessel growth and leakage of blood vessels in AMD. Therefore, suppression of this gene’s expression may prevent abnormal blood vessel growth and reduce the rapid vision loss associated with wet AMD. The Phase 1 clinical trial was primarily designed to test safety and tolerability of Sirna-027 in 26 patients. The study was conducted at four centers in the United States: Johns Hopkins University, the Cleveland Clinic, the combined Harvard—Massachusetts Eye and Ear Infirmary, and University of California, Los Angeles. Final results from the Phase 1 trial were reported in August 2006 and demonstrated that single ascending doses of Sirna-027 were safe and well tolerated, and all 26 patients (100%) showed visual acuity stabilization eight weeks after a single injection. In addition, at the same time point, 5 of 26 patients (19%) experienced clinically significant improvement in visual acuity, indicated by an improvement of at least three lines on an eye chart. When measured twelve weeks after a single injection, 24 of 26 patients (92%) showed visual acuity stabilization, and 4 of 26 patients (15%) experienced clinically significant improvement in visual acuity; only 2 of 26 patients (8%) experienced a reduction in visual acuity of three lines or more. These results also showed a relevant decrease in the thickness of the back of the eye in some patient groups, which we believe is an indication of biological activity of Sirna-027.
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

Dermatology
     Our dermatology program is initially focused on the permanent removal of unwanted hair. We have developed specific topical formulations that deliver siRNAs to hair follicles. We have successfully administered chemically modified siRNAs into individual hair follicles on the surface of skin and demonstrated proof of principle in an animal model of hair removal via topical administration of siRNAs. We are in the preclinical stages of developing formulated siRNAs targeting the ‘‘hairless’’ gene and expect to file an IND in 2007.
Huntington’s Disease
     Another program focused on local delivery is Huntington’s disease, a life-threatening brain disorder. We have a collaboration with Dr. Beverly Davidson of the University of Iowa, Dr. Krystof Bankiewicz of the University of California at San Francisco and Targeted Genetics Corporation for the development of adeno-associated viral (AAV) vector-based delivery of a siRNA for the treatment of Huntington’s disease. We are in the preclinical stage of development in this program.
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
Our Patents and Proprietary Technology
     We have filed patents on our internal research and have in-licensed patents from third parties, including academic institutions. We have 52 issued patents and over 300 pending patent applications worldwide.
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

     The following table summarizes our internally developed and in-licensed intellectual property estate (excluding ribozyme technology):

	Patent Filings	Status
Seminal RNAi or siRNA Technology —
• Sirna — “No-ribo” and chemically-modified siNA Technology	30 patent applications	2 granted (UK)
• Sirna — Multifunctional siRNA Technology	10 patent applications	Pending
• Sirna-Conserved Sequence Targeting Technology	5 patent applications	1 granted (UK)
• MicroRNA Technology (includes Worldwide Exclusive License from Univ. Mass.	7 patent applications	Pending
Medical School to the Zamore miRNA patents)
• Tuschl et al. Patent (Worldwide Exclusive License from Univ. Mass. Medical School)	2 patent applications	Pending
• Rana Patents on chemically-modified siRNAs (Worldwide Exclusive License from the University of Massachusetts Medical School)	3 patent applications	Pending
• Fire et al. Patent ( Worldwide Non-exclusive License from Carnegie Institution of Washington and the University of Massachusetts)	3 patent applications	1 Issued
• Tuschl et al. micro RNA Patent (Worldwide Non-exclusive License from the Rockefeller University)	2 patent applications	Pending
Therapeutic Targets for siRNA —
• Sirna — RNAi Gene Targets (including VEGF, IL-4, IL-13, Hairless, PTP-1B, HD, HCV, RSV and other viruses)	>135 patent applications	1 issued (US), 5 granted (UK)
• Davidson et al., Patents on siRNAs against neurological disease targets such as Huntington’s Disease (Worldwide Exclusive License from the University of Iowa Research Foundation)	10 patent applications	1 granted (Australia)
• Christiano et al., Patents on genes involved in hair growth and hair loss (Worldwide Exclusive License from Columbia University)	5 patent applications	Pending
Sirna — Oligonucleotide Chemistry & Delivery Technology	>70 patent applications	24 Issued
Sirna — Oligonucleotide Manufacturing & Process Technology	>25 patent applications	17 Issued
SUMMARY OF INTELLECTUAL PROPERTY ESTATE	>300 Patent Applications	52 Issued
Our Business Strategy
     Our strategy is to use our expertise, know-how and intellectual property to create stockholder value. Specifically,
•	We intend to independently develop chemically optimized and formulated siRNA molecules for therapeutic applications in several disease areas and dermatological conditions.

•	We plan to pursue partnerships, collaborations or alliances with pharmaceutical and biotechnology companies to develop RNA interference-based therapeutics.

•	We seek to maintain and expand our patent portfolio and proprietary technology. Worldwide, we have 52 patents and over 300 patent applications that we believe are important to the identification, design, chemical modification, synthesis, formulation and manufacture of RNAi-based and siRNA therapeutics for commercialization. These include license rights to seven patent families bearing on both RNAi technology and specific therapeutic disease areas. We intend to aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of RNAi-based and siRNA therapeutics.

•	We intend to leverage our expertise in the design, chemical modification, formulation and manufacture of RNA-based therapeutics. We believe that we have established one of the leading RNA-based therapeutic research and development teams. We can provide lead optimization, process development and manufacturing to others in need of this expertise. We plan to capitalize on our continuing investment in nucleic acid technology by entering into technology transfer and contract manufacturing arrangements with collaborators to generate revenues, while retaining the rights to our know-how for our own drug development.
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
Revenue Recognition
     Revenues are derived principally from upfront payments, cost reimbursements, milestone payments and contract manufacturing services. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments. We recognize revenue related to up-front payments ratably over the period of the contractual arrangements as we satisfy our performance obligations, unless we determine that another methodology is more appropriate. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of June 30, 2006, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates were appropriate.
Employee Stock-Based Compensation—Adoption of FAS 123R
     Beginning January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payments to our employees and directors including stock option awards and employee stock purchases made under our Employee Stock Purchase Plan, based upon estimated fair value. We previously applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”) and related Interpretations and provided the required pro forma disclosures under FAS No. 123, “Accounting for Stock-Based Compensation” (or “FAS 123”).
     We adopted FAS 123R using the modified prospective transition method. Accordingly, during the three and six-month periods ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we recognized compensation expense based upon the estimated grant date fair value method required under FAS 123R. The compensation expense for these awards was recognized using a straight-line amortization method. Upon the adoption of FAS 123R on January 1, 2006, $0.9 million of unearned deferred compensation was reclassified to additional paid-in-capital.
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
     Further, FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, we recognized $0.9 million and $1.6 million, respectively, of employee stock-based compensation as part of our operating expenses during the three and six months ended June 30, 2006. The allocation of employee stock-based compensation costs to each operating expense line is derived based on specific employee headcount information at each grant date. As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was approximately $7.4 million, excluding estimated forfeitures, which is expected to be allocated to expense over a weighted-average period of approximately 34 months.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
Revenues
     The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contract revenues —
Allergan	$417	$—	$834	$—
GSK	435	—	435	—
Other	—	51	9	94

	852	51	1,278	94

Contract revenues — manufacturing
Archemix	—	1,477	—	1,942

Total revenues	$852	$1,528	$1,278	$2,036

     Revenues for the three and six months ended June 30, 2006 include $0.4 million and $0.8 million, respectively, from the $5.0 million upfront payment associated with our September 2005 partnership with Allergan, which we are recognizing ratably over the related three-year contract period. Revenues for the three months ended June 30, 2006 also include $0.4 million from the upfront payment associated with our March 2006 collaboration with GSK. We are recognizing the $7.0 million portion of the upfront payment from GSK which we have attributed to deferred revenue ratably over an estimated four year development period. We are actively pursuing additional partnerships and collaborations to fund and advance our research and development programs. Revenues for the three and six months ended June 30, 2005 include $1.5 million and $1.9 million, respectively, related to our contract manufacturing agreement with Archemix. We did not recognize any contract manufacturing revenue during the three and six months ended June 30, 2006 as no shipments were made during those periods due to the timing of our customer’s manufacturing forecast. We anticipate recording additional contract manufacturing revenue in the second half of 2006.
Expenses
Research and development
     The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and benefits	$2,062	$2,020	$3,978	$4,198
Chemicals and supplies	938	651	1,694	1,556
Outside services	1,388	1,251	1,932	1,802
Fair value of stock options granted to Scientific Advisory Board	—	—	384	—
FAS 123R employee stock-based compensation	325	—	645	—
Depreciation	323	297	616	592
License fees	567	50	825	1,291
All other	1,583	511	2,752	1,445

Total research and development expenses	$7,186	$4,780	$12,826	$10,884

Average research and development staffing	57	61	55	63
     Our research and development expenses were $7.2 million and $12.8 million, respectively, for the three and six months ended June 30, 2006, compared to $4.8 million and $10.9 million, respectively, for the three and six months ended June 30, 2005. Expenses for the six months ended June 30, 2006 include $0.4 million of non-cash stock-based expense related to stock option grants made to members of our Scientific Advisory Board. Expenses for the three and six months ended June 30, 2006 include $0.3 and $0.6 million, respectively, of non-cash employee stock-based compensation expense related to our adoption of FAS 123R effective January 1, 2006. Expenses for the three months ended June 30, 2006 also include $1.2 million for toxicology studies and manufacturing for Sirna-034 in preparation for Phase 1 clinical trials in hepatitis C. Expenses for the six months ended June 30, 2005 include $1.0 million of license fees incurred in connection with our strategic alliance agreement with Protiva.

     We have incurred the following expenses related to our major research and development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Age-related Macular Degeneration (AMD)	$100	$695	$231	$1,098
Chronic Hepatitis	1,737	393	2,435	938
Asthma	393	353	788	631
Hair removal	358	597	763	917
Other RNAi programs and RNAi technology development	871	638	1,916	2,644

Total project expenses	$3,459	$2,676	$6,133	$6,228

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
General and administrative
     The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and benefits	$1,131	$493	$2,273	$1,454
Patent and amortization	853	590	1,645	1,142
FAS 123R employee stock-based compensation	588	—	943	—
All other	1,921	467	3,013	1,124

Total general and administrative expenses	$4,493	$1,550	$7,874	$3,720

Average general and administrative staffing	16	7	16	14
     General and administrative expenses were $4.5 million and $7.9 million, respectively, for the three and six months ended June 30, 2006, compared to $1.6 million and $3.7 million, respectively, for the three and six months ended June 30, 2005. The increases in 2006 compared to 2005 are primarily due to non-cash employee stock-based compensation expense related to our adoption of FAS 123R effective January 1, 2006, additional business development and alliance management activities, expansion of our intellectual property estate, employee relocation and Sarbanes-Oxley compliance.
Interest and other income
     Interest and other income was $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2006, compared to $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2005. The increase from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale, as well as increases in interest rates.
Liquidity and Capital Resources
     We had cash, cash equivalents and securities available-for-sale of $92.2 million at June 30, 2006 compared with $45.7 million at December 31, 2005. We invest our securities available-for-sale in interest bearing, investment-grade securities. On May 30, 2006, we completed an offering of 9,000,000 shares of our common stock, along with an additional 1,350,000 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters, at a price of $5.00 per share. The offering provided net proceeds of approximately $47.4 million, after deducting underwriters’ discounts and commissions of approximately $3.5 million and estimated related legal, accounting, printing and other expenses totaling approximately $0.8 million. In April 2006 we received $12.0 million from GSK related to our Strategic Alliance Agreement focused on RNAi-based therapeutics for respiratory diseases and the purchase by GSK of 717,703 shares of our common stock. We attributed $5.0 million of the total payment to the stock purchase, based upon its fair value, and the balance to deferred revenue, which we are amortizing ratably over an estimated four year development period.

     Cash used in operating activities, excluding the net effect on operating cash flows from the $1.6 million of non-cash employee stock-based compensation expense related to our adoption of FAS 123R, was $9.8 million for the six months ended June 30, 2006 compared to $14.1 million for the six months ended June 30, 2005, due primarily to the effect of the GSK deferred revenue.
     Cash flows from financing activities included $47.4 million in net proceeds from the common stock offering completed on May 30, 2006, $5.0 million from the sale of common stock to GSK and $4.0 million in net proceeds from the exercise of warrants and stock options during the six months ended June 30, 2006. Cash flows from financing activities included $3.1 million for the repayment of a loan obligation during the six months ended June 30, 2005.
     We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and financing under equipment and tenant improvement loans. We anticipate that with our existing financial resources, expected revenues from collaborations and contract manufacturing and proceeds from financings, our cash resources should be sufficient to meet our anticipated operating and capital requirements for the next several years. We will need to raise additional capital through any or all of the following: public or private equity or debt financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.
     We expect to incur substantial additional costs in the future, including costs related to:
•	our research, drug discovery and development programs;

•	preclinical and clinical studies of our product candidates, if developed;

•	prosecuting and enforcing patent claims;

•	general administrative and legal fees; and

•	manufacturing and marketing of our products, if any.
     In December 2005, our shelf registration statement was declared effective by the SEC under the Securities Act of 1933, as amended, which allows us to offer up to $75.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. As of July 31, 2006, approximately $17.1 million may still be offered under the shelf registration, although there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.
     We anticipate that we will finance future property, plant and equipment needs through credit facilities, equity sales or revenues, all of which are yet to be determined.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We invest our excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments to manage exposure to interest rate changes. Accordingly, we believe that, while the securities w e hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.
Item 4. CONTROLS AND PROCEDURES
Controls Evaluation and Related CEO and CFO Certifications
     As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred significant losses and have had negative cash flows from operations since inception. As of June 30, 2006, our accumulated deficit was approximately $295.2 million. We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our product candidates, including preclinical studies and clinical trials. These losses are likely to continue and will have a continuing adverse impact on our working capital, total assets and stockholders’ equity.
     To date, we have dedicated most of our financial resources to research and development. We have financed our operations through sales of equity securities in public offerings, private placements of preferred and common stock, funds received under our collaborative agreements and contract manufacturing arrangements, as well as financing under equipment and tenant improvement loans. We anticipate that based on our existing financial resources, expected revenues from collaborations and contract manufacturing and proceeds from financings, our cash resources should be sufficient to meet our anticipated operating and capital requirements for the next several years. We will need to raise additional capital through any or all of the following: public or private debt or equity financing, merger or acquisition, new collaborative relationships, new credit facilities and/or other sources. If we raise funds by issuing and selling more stock, your ownership in us will be diluted. We may grant future investors rights superior to those of existing stockholders. In addition, we do not know if additional funding will be available or available on acceptable terms when needed.
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
     We are required to do extensive testing in animal models with our product candidates before we can be approved by the FDA to initiate clinical trials in humans. Even so we cannot be sure that our product candidates will be safely tolerated by humans or be efficacious. Historically, the success rate for drugs in the preclinical and early clinical stage of development is very low, especially for those drugs, like ours, based on novel technology. Results from our Phase 1 clinical trial of Sirna-027 are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of drug candidates have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. We recently announced positive final Phase 1 clinical trial data for Sirna-027, our product candidate for the treatment of AMD, and preclinical efficacy data for Sirna-034 in a non-human primate model for the treatment of the Hepatitis C virus; however, such data may not be indicative of future results. Preclinical data is often not a reliable predictor of the effects of an investigational drug in a patient—the investigational drug may have very different chemical and pharmacological properties in humans than in laboratory testing and it may interact with human biological systems in unforeseen, ineffective or harmful ways. Moreover, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including: changes in regulatory policy during the period of product development; delays in obtaining regulatory approvals to commence a study; lack of efficacy during clinical trials; or unforeseen safety issues. Problems with our clinical trials may result in a decline in our stock price, the loss of existing corporate partners and future potential corporate partnership opportunities and an inability to raise capital when needed which would harm our business, financial condition and results of operations.
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
     We are involved in a re-examination proceeding initiated by an anonymous third party involving one of our United States patents that relate to certain oligonucleotides. Additionally, we have filed documents in opposition to four RNAi-related European patents and one RNAi-related Australian patent granted to potential competitors. It may be several years before the final outcome of these proceedings is known. A first non-final decision appealable by either party was issued in June 2006 in the opposition proceeding involving one of the European patents. A first non-final decision in the re-examination of our United States patent is expected in the second half of 2006.
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
     We are highly dependent on qualified personnel in highly specialized technological fields. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. We also rely on consultants, collaborators and advisors to assist us in formulating and conducting our research. All of our consultants, collaborators and advisors are employed by other organizations or are self-employed and may have commitments to or consulting contracts with other entities that may limit their ability to contribute to our company.
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
Our products require materials that may not be readily available at commercially viable prices, which may reduce our competitiveness or reduce our profitability.
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
     These fluctuations are not necessarily related to our operating performance. Additionally, future sales of our equity securities may dilute our stockholders or cause our stock price to fluctuate. As a result, the value of your shares could vary significantly from time to time. The historical trading volume of our common stock has been limited.
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
     We plan to use our current year operating losses to offset future taxable income from operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership, as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the utilization of our net operating loss and tax credit carryforwards, and could have been triggered by our initial public offering or by subsequent sales of securities by us or our stockholders. As a result of the private placement of equity securities with Granite Global Ventures, Oxford Bioscience Partners, the Sprout Group, Techno Venture Management and Venrock Associates in April 2003, which we consider a change of ownership for tax purposes, we believe that there are substantial limitations on the utilization of our net operating loss and tax credit carryforwards preceding the private placement. Also, our use of federal net operating loss carryforwards could be limited in the future depending upon the timing and amount of additional equity securities that we might potentially issue. Our state net operating loss carryforwards may be similarly limited.

Concentration of ownership of our common stock may give stockholders affiliated with three of our board members significant influence over our business.
     A small number of investors own a significant number of shares of our common stock. As of June 30, 2006, entities affiliated with Oxford Bioscience Partners, the Sprout Group and Venrock Associates, three of our largest investors, collectively owned approximately 36% of our outstanding common stock. Three of eight members of our Board of Directors are affiliated with these investors and serve on our compensation committee, nominating and corporate governance committee and audit committee. If the directors affiliated with these investors were to act in concert, they could exercise significant influence over the votes of the Board of Directors and the nominating and corporate governance committee. If these investors were to act in concert, their concentration of stock ownership could allow them to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring stockholder approval, such as the election of directors, amendment of our charter documents and approval of significant corporate transactions such as a merger or a sale of all or substantially all of our assets.
     The interests of these investors may conflict with the interests of other holders of our common stock with regard to such matters. Furthermore, this concentration of ownership of our common stock could allow these stockholders to delay, deter or prevent a third party from acquiring control of us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 14, 2006 during our Annual Stockholders’ Meeting, a quorum of stockholders of the Company approved the following proposals:
1)	The election of directors to serve for the ensuing three years until the expiration of their terms in 2009 and until their respective successors shall be elected and qualified.

2)	Proposal to approve amendments to the Company’s 2005 Performance Incentive Plan.

3)	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year fiscal year ended December 31, 2006.
     The following table shows the results of the voting on these matters.

Proposal 1	Director	For	Withheld
	Mr. Jeremy L. Curnock Cook	54,761,693	640,844
	Dr. Dennis H. Langer	55,003,831	398,706
	Mr. Lutz Lingnau	55,000,651	401,886
	Mr. Howard W. Robin	55,002,489	400,048

Proposal 2	For	Against	Abstained
	34,276,018	4,341,456	209,821

Proposal 3	For	Against	Abstained
	54,928,565	344,473	129,498

Item 6. EXHIBITS
(a) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on February 22, 2006 [conformed copy] (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Second Replacement Warrant (6)

4.7	Form of Securities Purchase Agreement dated as of July 5, 2005 by and between the Company and certain Investors (7)

4.8	Form of Warrant to Purchase Common Stock of the Company (7)

10.1*	2005 Performance Incentive Plan, as amended through June 14, 2006

10.2*	Form and Terms and Conditions of Incentive Stock Option to 2005 Performance Incentive Plan

10.3*	Form and Terms and Conditions of Nonqualified Stock Option to 2005 Performance Incentive Plan

10.4*	Form and Notice of Stock Option Grant to 2005 Performance Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference to certain exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 11, 1996 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on August 14, 2006.

SIRNA THERAPEUTICS, INC.

By:	/s/ Howard W. Robin
Howard W. Robin
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory L. Weaver
Gregory L. Weaver
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)