Form 10-Q
period 2006-09-30
SIRNA THERAPEUTICS INC
filed 2006-11-14
CIK 892112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to
Commission File Number: 0-27914

SIRNA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	34-1697351 (I.R.S. Employer Identification No.)

185 Berry Street, Suite 6504 San Francisco, California 94107 (Address of principal executive offices and zip code)	(415) 512-7200 (Registrant’s telephone number, including area code):
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, the number of outstanding shares of the Registrant’s Common Stock was 73,391,031.

SIRNA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SIRNA THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,892	$19,519
Securities available-for-sale	53,934	26,173
Notes receivable — related parties	65	145
Prepaid expenses and other current assets	1,679	439

Total current assets	84,570	46,276
Property and equipment, net	3,516	1,906
Notes receivable — related parties, less current portion	—	65
Other assets, net of accumulated amortization of $0 and $1,370 at September 30, 2006 and December 31, 2005, respectively	1,184	1,270

	$89,270	$49,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,033	$1,174
Accrued wages	2,366	1,054
Accrued liabilities	3,449	2,338
Deferred revenue, current portion	3,681	2,133

Total current liabilities	10,529	6,699
Other liabilities	264	275
Deferred revenue, less current portion	6,013	2,917
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 72,935,902 and 59,754,709 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	729	598
Additional paid-in capital	376,376	316,890
Accumulated deficit	(304,732)	(277,124)
Unearned deferred compensation	—	(911)
Unrealized gain on securities available-for-sale	91	173

Total stockholders’ equity	72,464	39,626

	$89,270	$49,517

See accompanying notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Contract revenue	$887	$1,853	$2,165	$1,947
Contract manufacturing revenue	1,068	(2)	1,068	1,940

Total revenues	1,955	1,851	3,233	3,887

Operating expenses:
Cost of contract manufacturing	1,039	5	1,039	1,663
Research and development	7,660	4,618	20,486	15,502
General and administrative	3,980	1,682	11,854	5,402

Total operating expenses	12,679	6,305	33,379	22,567

Loss from operations	(10,724)	(4,454)	(30,146)	(18,680)
Interest and other income	1,168	272	2,538	563
Interest expense	—	—	—	(25)

Net loss	$(9,556)	$(4,182)	$(27,608)	$(18,142)

Net loss per common share, basic and diluted	$(0.13)	$(0.08)	$(0.42)	$(0.40)

Weighted average common shares outstanding, basic and diluted	72,897	53,535	66,421	45,573

See accompanying notes to condensed financial statements.

SIRNA THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(27,608)	$(18,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,423	1,453
Compensation related to common stock and options	2,995	457
Compensation for forgiveness of notes receivable — related parties	145	145
Purchase of license through issuance of common stock	—	488
Accrued interest included in convertible debt — related parties	—	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,240)	(134)
Other assets	(378)	41
Accounts payable	(141)	(314)
Accrued wages	1,916	(327)
Accrued liabilities	1,236	911
Other liabilities	(11)	(100)
Deferred revenue	4,644	(281)

Net cash used in operating activities	(17,019)	(15,783)

Cash flows from investing activities:
Purchases of securities available-for-sale	(37,761)	(15,166)
Sales of securities available-for-sale	9,918	14,471
Additions to property, plant, and equipment	(2,569)	(412)
Additions to patents	—	(190)

Net cash used in investing activities	(30,412)	(1,297)

Cash flows from financing activities:
Net proceeds from the sale of common stock	47,599	26,706
Net proceeds from the issuance of common stock to collaboration partner	5,045	—
Net proceeds from the issuance of common stock under stock option and employee stock purchase plans and from the exercise of warrants	4,160	1,037
Payments under loan facilities	—	(3,080)
Conversion of debt	—	5

Net cash provided by financing activities	56,804	24,668

Net increase in cash and cash equivalents	9,373	7,588
Cash and cash equivalents, beginning of the period	19,519	16,817

Cash and cash equivalents, end of the period	$28,892	$24,405

Supplementary information:
Common stock issued in settlement of accrued wages and liabilities	$729	$—
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
     The Company adopted an Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which allows eligible employees to purchase common stock of the Company at 85% of the lower of (i) the fair market value of the common stock on the date of the commencement of the offering or (ii) the fair market value of the common stock on the date of the purchase. The offering period under the Purchase Plan is currently 6 months, and the purchase price is established during each new offering period. Generally all regular employees, including executive officers, may participate in the Purchase Plan and may authorize payroll deductions of up to 15% of their base compensation for the purchase of stock under the Purchase Plan. The Company’s Board of Directors has the authority to terminate the Purchase Plan at its discretion. Of the 933,333 shares of common stock reserved for issuance under the Purchase Plan, 483,989 shares have been issued as of September 30, 2006.
Adoption of FAS 123R
     Employee stock-based compensation expense recognized during the three and nine months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 15% during the three and nine months ended September 30, 2006, based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to the adoption of FAS 123R, the Company accounted for forfeitures as they occurred.
     Employee stock-based compensation expense recognized under FAS 123R was as follows (in thousands, except for per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Research and development	$310	$955
General and administrative	292	1,235

Effect on net loss	$602	$2,190

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.03)

     As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized was approximately $7.6 million, excluding estimated forfeitures, which is expected to be allocated to expense over a weighted-average period of approximately 33 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and net loss per common share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123 (in thousands, except for per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(4,182)	$(18,142)
Add: Stock-based employee compensation expense included in net loss, as reported	135	457
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(820)	(2,298)

Pro forma net loss	$(4,867)	$(19,983)

Loss per share:
Basic and diluted net loss per common share, as reported	$(0.08)	$(0.40)

Basic and diluted pro forma net loss per common share	$(0.09)	$(0.44)

     In February 2003, pursuant to its transition from Ribozyme Pharmaceuticals to Sirna Therapeutics, Inc. and the related recapitalization of the Company, the Company granted options to purchase approximately 4.8 million shares of common stock to employees and consultants at an exercise price of $2.10 per share, subject to stockholder approval, which were granted on April 16, 2003. Related to the February 2003 grants, the Company recorded non-cash compensation expense of $0.1 million and $0.4 million, respectively, during the three and nine months ended September 30, 2006 and $0.1 million and $0.4 million, respectively, during the three and nine months ended September 30, 2005. As of September 30, 2006, $0.5 million of unearned compensation related to the 2003 grants will continue to be expensed as the options vest over the next two years. Upon the adoption of FAS 123R on January 1, 2006, $0.9 million of unearned deferred compensation was reclassified to additional paid-in-capital.

Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.85%	4.13%	4.74%	3.87%
Expected volatility	100.0%	100.0%	100.0%	100.0%
Weighted average expected term (years)	5.2	5.0	5.5	5.0
     In developing our estimate of expected term, we have determined that our historical stock option exercise experience is a relevant indicator of future exercise patterns. We also take into account other available information, including industry averages. We primarily base our determination of expected volatility on our assessment of the historical volatility of our common stock.
Stock Option Activity
     The following is a summary of option activity for the first nine months of 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(000’s)
Options outstanding at December 31, 2005	5,779,783	$4.01	7.44	$3,588
Options granted	1,687,276	$5.05
Options exercised	(579,032)	$2.47
Options cancelled	(227,557)	$4.11

Options outstanding at September 30, 2006	6,660,470	$4.40	7.32	$14,616

Options exercisable at September 30, 2006	3,954,491	$4.79	6.53	$9,783

     During the three and nine months ended September 30, 2006, the weighted-average estimated fair value of stock options granted to employees and directors was $1.2 million and $6.1 million, respectively, based on the assumptions in the Black-Scholes valuation model discussed above. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.2 million and $2.6 million, respectively. Net cash proceeds from the exercise of stock options during the three and nine months ended September 30, 2006 was $0.2 million and $1.4 million, respectively. As of September 30, 2006, there were 4,207,232 shares available for grant under the 2005 Plan.
     The following table summarizes outstanding and exercisable options at September 30, 2006:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.62	—	$1.86	331,789	8.52	$1.64	111,006	$1.67
$2.10	—	$2.10	2,840,033	6.37	$2.10	2,203,142	$2.10
$2.34	—	$4.20	877,864	7.52	$3.51	470,430	$3.55
$4.26	—	$4.71	1,198,336	8.46	$4.51	549,794	$4.39
$5.06	—	$5.33	893,232	9.13	$5.16	228,301	$5.12
$5.46	—	$153.78	518,050	5.70	$18.43	390,652	$22.22
$155.88	—	$155.88	833	3.88	$155.88	833	$155.88
$187.50	—	$187.50	333	3.99	$187.50	333	$187.50

$1.62	—	$187.50	6,660,470	7.32	$4.40	3,954,491	$4.79

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
     The following is a summary of the Company’s cash, cash equivalents and securities available-for-sale at September 30, 2006 and December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2006	Cost	Gains	Losses	Fair Value
Commercial paper	$45,650	$91	$—	$45,741
Government notes	30,000	—	—	30,000
Corporate notes	4,000	—	—	4,000
Cash and money market funds	3,085	—	—	3,085

	$82,735	$91	$—	$82,826

Classified as:
Cash and cash equivalents				$28,892
Securities available-for-sale				53,934

				$82,826

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2005	Cost	Gains	Losses	Fair Value
Commercial paper	$13,067	$—	$—	$13,067
Government notes	26,000	—	(5)	25,995
Corporate securities	3,294	178	—	3,472
Cash and money market funds	3,158	—	—	3,158

	$45,519	$178	$(5)	$45,692

Classified as:
Cash and cash equivalents				$19,519
Securities available-for-sale				26,173

				$45,692

     The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2006 and December 31, 2005, classified by stated maturity date of the security (in thousands):

	September 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Mature in less than one year	$45,650	$45,741	$16,361	$16,539
Mature in one to three years	—	—	1,000	995
Mature in over three years	34,000	34,000	25,000	25,000

	$79,650	$79,741	$42,361	$42,534

     Gross realized gains on the sale of investment securities were $0.2 million for the nine months ended September 30, 2006. Gross realized gains and losses for the three months ended September 30, 2006 and the three and nine-months ended September 30, 2005 were not significant.

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
     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive, as follows (in thousands):

	September 30,2006	September 30, 2005
Total stock options outstanding	6,660	6,117
Warrants	10,382	11,880
6. Collaboration with GlaxoSmithKline
     On March 31, 2006, Sirna entered into a Strategic Alliance Agreement (the “Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Glaxo Group Limited (together, “GSK”).
     The Agreement provides for an exclusive multi-year strategic alliance to research, discover, develop and commercialize RNAi-based therapeutics in the area of respiratory diseases. The Company received an initial payment of $12.0 million from GSK in April 2006, consisting of an upfront cash payment and the purchase of 717,703 shares of the Company’s common stock. The Company attributed $5.0 million of the total payment to the stock purchase, based upon its fair value, and the balance to deferred revenue, which will be amortized ratably over an estimated four-year development period. The Company is eligible to receive payments that could potentially exceed $700.0 million for collaboration and clinical development milestones as well as royalties on the worldwide sales of any successful products that may result from the alliance. In addition, the Company will be eligible to receive contract manufacturing revenues. The Company recognized $0.4 million and $0.9 million of revenue from the upfront payment, respectively, during the three and nine months ended September 30, 2006.
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
7. Proposed Merger with Merck & Co., Inc.
     On October 30, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merck & Co., Inc. (“Merck”) and Spinnaker Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Merck. The merger is subject to customary closing conditions, including, without limitation, the approval of the Merger Agreement by holders of the Company’s common stock, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of a material adverse effect on the Company since the signing of the merger agreement.
     Under the terms of the Merger Agreement, holders of the Company’s common stock issued and outstanding immediately prior to the consummation of the merger (other than holders who exercise appraisal rights under Delaware law) will receive $13 per share in cash, less any applicable withholding tax. In addition, each option to acquire the Company’s common stock outstanding immediately prior to the consummation of the merger will, upon consummation of the merger, be converted into the right to receive an amount in cash equal to the excess of $13 less the exercise price of the option and any withholding tax. Each of the Company’s warrants outstanding immediately prior to the consummation of the merger will be entitled to a cash payment pursuant to the terms of such warrants less any withholding tax. The Merger Agreement contains certain termination rights for both the Company and Merck. The Merger Agreement provides that in certain circumstances, upon termination, the Company may be required to pay Merck a termination fee of $42.1 million.
     In connection with the Merger Agreement, Merck has entered into voting agreements with entities affiliated with Oxford Bioscience Partners, the Sprout Group and Venrock Associates, three of the Company’s largest investors, James Niedel, one of the Company’s directors and an affiliate of the Sprout Group, and Howard Robin, the Company’s President and Chief Executive Officer. The voting agreements provide, among other things, that these stockholders will vote their shares in favor of the approval of the merger and against any alternative proposal. These stockholders collectively control approximately 41% of our outstanding common stock if each of them were to exercise all of the warrant shares they hold and 36% of our outstanding common stock if none of them were to exercise any of their warrants. In addition, the voting agreements provide that these stockholders will pay to Merck 50% of such stockholders’ profit above $13 under certain circumstances in which the Company is or may become obligated to pay Merck a termination fee or the consummation of a transaction with any entity other than Merck (or a merger with Merck at a price greater than $13) within one year of termination of the merger agreement.
     A special meeting of the Company’s stockholders to vote upon the adoption of the merger agreement is expected to be held in late December 2006 or early January 2007. There is no assurance that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements in this Quarterly Report on Form 10-Q which are not strictly historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 which are subject to many risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. Forward-looking statements include statements relating to future actions, prospective products and product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. Forward-looking statements are not guarantees of future performance and they can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. These include the failure to satisfy the closing conditions set forth in the merger agreement between Sirna and Merck, the termination of the merger agreement, the failure of the proposed acquisition to close or a significant delay in the closing for any reason, and business uncertainty and contractual restrictions before closing. Additionally, all of Sirna’s programs are still at a relatively early stage of development and are subject to significant risks and unknowns. In addition, patent applications may not result in issued patents, and issued patents may not be enforceable or could be invalidated. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, without limitation, those listed under Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to revise or update forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report.
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
     On October 30, 2006, we entered into an Agreement and Plan of Merger with Merck & Co., Inc. and Spinnaker Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Merck, pursuant to which Merck is expected to acquire the Company for approximately $1.1 billion in cash. Under the terms of our merger agreement with Merck, holders of our common stock issued and outstanding immediately prior to the consummation of the merger (other than holders who exercise appraisal rights under Delaware law) will receive $13 per share in cash, less any applicable withholding tax. In addition, each option to acquire our common stock outstanding immediately prior to the consummation of the merger will, upon consummation of the merger, be converted into the right to receive an amount in cash equal to the excess of $13 less the exercise price of the option and any withholding tax. Each of our warrants outstanding immediately prior to the consummation of the merger will be entitled to a cash payment pursuant to the terms of such warrants less any withholding tax. The merger is subject to customary closing conditions, including, without limitation, the approval of the merger agreement by our stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of a material adverse effect on our company since the signing of the merger agreement.
     In connection with the merger agreement, Merck has entered into voting agreements with entities affiliated with Oxford Bioscience Partners, the Sprout Group and Venrock Associates, three of our largest investors, James Niedel, one of our directors and an affiliate of the Sprout Group, and Howard Robin, our President and Chief Executive Officer. The voting agreements provide, among other things, that these stockholders will vote their shares in favor of the approval of the merger and against any alternative proposal. These stockholders collectively control approximately 41% of our outstanding common stock if each of them were to exercise all of the warrant shares they hold and 36% of our outstanding common stock if none of them were to exercise any of their warrants. In addition, the voting agreements provide that these stockholders will pay to Merck 50% of such stockholders’ profit above $13 under certain circumstances in which Sirna is or may become obligated to pay Merck a termination fee or the consummation of a transaction with any entity other than Merck (or a merger with Merck at a price greater than $13) within one year of termination of the merger agreement.
     A special meeting of our stockholders to vote upon the adoption of the merger agreement is expected to be held in late December 2006 or early January 2007. The merger is expected to close in late December 2006 or early January 2007. We cannot assure you that the merger will be approved by the Federal Trade Commission, that the other conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all.
     Unless otherwise indicated, the discussions in this document relate to Sirna as a stand-alone entity and do not reflect the impact of the proposed acquisition by Merck.
     With our lead product candidate, Sirna-027, in August 2006 we reported the final results from our recently completed Phase 1 trial for Sirna-027 for the treatment of age-related macular degeneration (AMD). In September 2005, we entered into a multi-year strategic alliance with Allergan, Inc. (Allergan) for the development of Sirna-027 and other siRNAs for the treatment of ophthalmic disease. We anticipate that Allergan will begin Phase 2 clinical studies with Sirna-027 by late 2006 or early 2007. Pursuant to the agreement, Allergan is obligated to pay for all costs related to the continued development of Sirna-027. In October 2005, we received from Allergan an upfront license fee of $5.0 million. In addition, we may receive contract manufacturing revenues and research funding, and will be eligible for development milestones of up to $245 million in addition to royalties on the worldwide sales of products resulting from the alliance.
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
     In addition to therapies we are developing with strategic partners, we are evaluating disease targets and developing therapeutics for the treatment of Chronic Hepatitis C Virus (HCV) infection, a dermatology indication, Huntington’s disease and Type 2 diabetes. These programs are in various stages of preclinical development. We expect to file an investigational new drug application, or IND, for our HCV compound, Sirna-034, by late 2006 or early 2007.

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
     Sirna has designed and synthesized chemically modified and stabilized siRNAs against over 250 human disease targets and tested them in cell culture and in some cases in animal models. We have demonstrated the reduced expression of specific genes or virus levels for these targets without significantly affecting expression of other genes. These targets relate to potential therapies for eye disease and central nervous system disorders, as well as metabolic, inflammatory, renal, infectious, and oncology-related diseases and dermatological conditions. We have filed patent applications on siRNAs against each of these disease targets. We believe this provides us with a competitive advantage in developing RNA interference-based therapeutics.
     Another limitation of siRNAs is difficulty of delivery to the desired target site, i.e. organ, tissue and cell, in the body. Unformulated siRNAs are not readily taken up by the cells in the body. Delivery of nucleic acid-based therapeutics, such as siRNAs, is generally more challenging than traditional small molecule drug delivery. We are exploring a number of delivery possibilities, including local (directly to the target area), systemic (directly into the blood stream), and topical (directly to the surface of the skin) delivery. We have developed nanoparticle formulations that are capable of efficient and specific delivery of the siRNA compounds to the desired site in the body. We believe our multiple drug delivery formulation systems enhance drug performance as well as create additional barriers to entry for other companies.

Our Product Candidate Programs
     We currently are in research, preclinical development or clinical development with product candidates in the following areas:
Age-Related Macular Degeneration (AMD)
     Our first clinical program targets the wet form of age-related macular degeneration (AMD). AMD is an ophthalmic disease caused by excessive neovascularization, or new blood vessel growth, and leakage of blood vessels in the retina of the eye. Wet AMD is the more advanced form of the disease and ultimately leads to central vision blindness. In November 2004, we initiated a Phase 1 clinical trial of Sirna-027, a chemically modified siRNA targeting Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1), which is a key component of the clinically validated vascular endothelial growth factor (VEGF) pathway. An over-expression of the VEGFR-1 gene contributes to excessive blood vessel growth and leakage of blood vessels in AMD. Therefore, suppression of this gene’s expression may prevent abnormal blood vessel growth and reduce the rapid vision loss associated with wet AMD. The Phase 1 clinical trial was primarily designed to test safety and tolerability of Sirna-027 in 26 patients. The study was conducted at four centers in the United States: Johns Hopkins University, the Cleveland Clinic, the combined Harvard—Massachusetts Eye and Ear Infirmary, and University of California, Los Angeles. Final results from the Phase 1 trial were reported in August 2006 and demonstrated that single ascending doses of Sirna-027 were safe and well tolerated, and all 26 patients (100%) showed visual acuity stabilization eight weeks after a single injection. In addition, at the same time point, 5 of 26 patients (19%) experienced clinically significant improvement in visual acuity, indicated by reading improvement of at least three lines on an eye chart. When measured twelve weeks after a single injection, 24 of 26 patients (92%) showed visual acuity stabilization, and 4 of 26 patients (15%) maintained clinically significant improvement in visual acuity; only 2 of 26 patients (8%) experienced a reduction in visual acuity of three lines or more. These results also showed a relevant decrease in the thickness of the back of the eye in some patient groups, which we believe is an indication of biological activity of Sirna-027.
     In September 2005, we entered into a strategic alliance with Allergan for the development of Sirna-027 and other siRNAs for the treatment of ophthalmic disease. We anticipate that Allergan will begin Phase 2 clinical studies with Sirna-027 by late 2006 or early 2007. The goal of the Phase 2 trials will be to identify the optimal dose of Sirna-027 and to establish the extent and duration of its therapeutic effect.
Chronic Hepatitis
     We are in the preclinical stages of development of siRNAs that target the RNA of the Hepatitis C virus. Our HCV product candidate, Sirna-034, is a systemically administered, nanoparticle-formulated, chemically optimized siRNA-based composition. In preclinical testing in rodents and non-human primates, the siRNA compound using the RNA interference mechanism suppressed viral levels by over 99.9%. We expect to file an IND for this product candidate by late 2006 or early 2007.
Respiratory Diseases
     We are in the preclinical stage of development of product candidates for the treatment of asthma. Asthma is a chronic respiratory disease affecting millions of children and adults in the U.S. We have demonstrated in animal models of respiratory disease a significant reduction of airway inflammation and hyper-responsiveness using chemically-stabilized, nanoparticle-formulated siRNAs. In March 2006, we entered into a strategic alliance with GSK focused on discovery, development and commercialization of novel RNAi-based therapeutics for respiratory diseases. In May 2006, we announced the initiation of programs in asthma and respiratory syncytial virus (RSV) and future planned efforts in chronic obstructive pulmonary disease (COPD) and allergic rhinitis. RSV is a highly infectious agent affecting children under the age of two. RSV infection can lead to serious lower respiratory infections such as pneumonia and can be fatal to infants born with lung or heart problems.
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

Type 2 Diabetes
     We are leveraging technology pioneered in our chronic hepatitis program to address other liver-associated disease indications such as diabetes. We are in the preclinical stages of developing siRNAs targeting the protein tyrosine phosphatase 1B (PTP1B) gene, a diabetes target that is associated with insulin resistance. By modulating a variety of pathways involved in the development of Type 2 diabetes, we believe siRNAs can become an important innovation in the treatment of this devastating and rapidly growing disease.
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
     The following table summarizes our internally developed and in-licensed intellectual property estate (excluding ribozyme technology):

	Patent Filings	Status
Seminal RNAi or siRNA Technology —
• Sirna — “No-ribo” and chemically-modified siNA Technology	30 patent applications	2 granted (UK)
• Sirna — Multifunctional siRNA Technology	10 patent applications	Pending
• Sirna-Conserved Sequence Targeting Technology	5 patent applications	1 granted (UK)
• MicroRNA Technology (includes Worldwide Exclusive License from Univ. Mass.	7 patent applications	Pending
Medical School to the Zamore miRNA patents)
• Tuschl et al. Patent (Worldwide Exclusive License from Univ. Mass. Medical School)	2 patent applications	Pending
• Rana Patents on chemically-modified siRNAs (Worldwide Exclusive License from the University of Massachusetts Medical School)	3 patent applications	Pending
• Fire et al. Patent ( Worldwide Non-exclusive License from Carnegie Institution of Washington and the University of Massachusetts)	3 patent applications	1 Issued
• Tuschl et al. micro RNA Patent (Worldwide Non-exclusive License from the Rockefeller University)	2 patent applications	Pending
Therapeutic Targets for siRNA —
• Sirna — RNAi Gene Targets (including VEGF, IL-4, IL-13,		1 issued (US), 5
Hairless, PTP-1B, HD, HCV, RSV and other viruses)	>135 patent applications	granted (UK)
• Davidson et al., Patents on siRNAs against neurological disease targets such as Huntington’s Disease (Worldwide Exclusive License from the University of Iowa Research Foundation)	10 patent applications	1 granted (Australia)
• Christiano et al., Patents on genes involved in hair growth and hair loss (Worldwide Exclusive License from Columbia University)	5 patent applications	Pending
Sirna — Oligonucleotide Chemistry & Delivery Technology	>70 patent applications	24 Issued
Sirna — Oligonucleotide Manufacturing & Process Technology	>25 patent applications	17 Issued
SUMMARY OF INTELLECTUAL PROPERTY ESTATE	>300 Patent Applications	52 Issued
     We have filed patent applications on various aspects of RNAi technology, a majority of which have not yet been approved. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or that such patents, if issued, will have scope comparable to our issued patents. In addition, the scope of our present or future patents may not be sufficiently broad to prevent competitive products. Even after issuance, patents can be challenged and invalidated. For example, recently, a reexamination proceedings has been instituted against one of our issued patents at the Unites States Patent and Trademark Office. We intend to vigorously defend our patents in such administrative proceedings. However, it is possible that as a result of this and any potential future proceedings, should they occur, we may find that one or more our patents are unenforceable, invalid or have a reduced scope of protection.
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
Revenue Recognition
     Revenues are derived principally from upfront payments, cost reimbursements, milestone payments and contract manufacturing services. We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. Given the nature of our business and the infrastructure that we need to support, we often enter into collaborations where we receive nonrefundable up-front payments. We recognize revenue related to up-front payments ratably over the period of the contractual arrangements as we satisfy our performance obligations, unless we determine that another methodology is more appropriate. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be different. As of September 30, 2006, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates were appropriate.

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
     We adopted FAS 123R using the modified prospective transition method. Accordingly, during the three and nine-month periods ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we recognized compensation expense based upon the estimated grant date fair value method required under FAS 123R. The compensation expense for these awards was recognized using a straight-line amortization method. Upon the adoption of FAS 123R on January 1, 2006, $0.9 million of unearned deferred compensation was reclassified to additional paid-in-capital.
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
     Further, FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, we recognized $0.6 million and $2.2 million, respectively, of employee stock-based compensation as part of our operating expenses during the three and nine months ended September 30, 2006. The allocation of employee stock-based compensation costs to each operating expense line is derived based on specific employee headcount information at each grant date. As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized was approximately $7.6 million, excluding estimated forfeitures, which is expected to be allocated to expense over a weighted-average period of approximately 33 months.
Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
Revenues
     The following table sets forth information on revenues earned from our collaborations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenues —
Allergan	$417	$—	$1,251	$—
GSK	435	—	870	—
Other	35	1,853	44	1,947

	887	1,853	2,165	1,947
Contract revenues — manufacturing Archemix	1,068	(2)	1,068	1,940

Total revenues	$1,955	$1,851	$3,233	$3,887

     Revenues for the three and nine months ended September 30, 2006 include $0.4 million and $1.3 million, respectively, from the $5.0 million upfront payment associated with our September 2005 partnership with Allergan, which we are recognizing ratably over the related three-year contract period. Revenues for the three and nine months ended September 30, 2006 also include $0.4 million and $0.9 million, respectively, from the upfront payment associated with our March 2006 collaboration with GSK. We are recognizing the $7.0 million portion of the upfront payment from GSK which we have attributed to deferred revenue ratably over an estimated four year development period. Revenues for the three and nine months ended September 30, 2006 include $1.1 million related to our contract manufacturing agreement with Archemix. Revenues for the nine months ended September 30, 2005 include $1.9 million related to our contract manufacturing agreement with Archemix.

Expenses
Research and development
     The following table sets forth information on research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and benefits	$2,454	$1,659	$6,432	$5,857
Chemicals and supplies	1,003	568	2,697	2,124
Outside services	1,735	1,233	3,667	3,035
Fair value of stock options granted to Scientific Advisory Board	—	—	384	—
FAS 123R employee stock-based compensation	310	—	955	—
Depreciation	343	295	959	887
License fees	240	50	1,065	1,341
All other	1,575	813	4,327	2,258

Total research and development expenses	$7,660	$4,618	$20,486	$15,502

Average research and development staffing	62	55	59	61
     Our research and development expenses were $7.7 million and $20.5 million, respectively, for the three and nine months ended September 30, 2006, compared to $4.6 million and $15.5 million, respectively, for the three and nine months ended September 30, 2005. Expenses for the nine months ended September 30, 2006 include $0.4 million of non-cash stock-based expense related to stock option grants made to members of our Scientific Advisory Board. Expenses for the three and nine months ended September 30, 2006 include $0.3 and $1.0 million, respectively, of non-cash employee stock-based compensation expense related to our adoption of FAS 123R effective January 1, 2006. Expenses for the three and nine months ended September 30, 2006 also include $0.4 million and $1.6 million, respectively, for toxicology studies and manufacturing for Sirna-034 in preparation for Phase 1 clinical trials in hepatitis C.
     We have incurred the following expenses related to our major research and development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Age-related Macular Degeneration (AMD)	$207	$446	$438	$1,544
Chronic Hepatitis	1,661	469	4,096	1,407
Asthma	579	367	1,367	998
Hair removal	252	323	1,015	1,240
Other RNAi programs and RNAi technology development	282	1,047	2,198	3,691

Total project expenses	$2,981	$2,652	$9,114	$8,880

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
General and administrative
     The following table sets forth information on general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and benefits	$1,105	$556	$3,378	$2,010
Patent and amortization	578	535	2,223	1,677
FAS 123R employee stock-based compensation	292	—	1,235	—
All other	2,005	591	5,018	1,715

Total general and administrative expenses	$3,980	$1,682	$11,854	$5,402

Average general and administrative staffing	18	13	15	14
     General and administrative expenses were $4.0 million and $11.9 million, respectively, for the three and nine months ended September 30, 2006, compared to $1.7 million and $5.4 million, respectively, for the three and nine months ended September 30, 2005. The increases in 2006 compared to 2005 are primarily due to non-cash employee stock-based compensation expense related to our adoption of FAS 123R effective January 1, 2006, additional business development and alliance management activities, expansion of our intellectual property estate, employee relocation and costs related to Sarbanes-Oxley compliance.
Interest and other income
     Interest and other income was $1.2 million and $2.5 million, respectively, for the three and nine months ended September 30, 2006, compared to $0.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2005. The increase from year to year is due to the fluctuation of average balances in our cash, cash equivalents and securities available-for-sale, as well as increases in interest rates.
Liquidity and Capital Resources
     We had cash, cash equivalents and securities available-for-sale of $82.8 million at September 30, 2006 compared with $45.7 million at December 31, 2005. We invest our securities available-for-sale in interest bearing, investment-grade securities. On May 30, 2006, we completed an offering of 9,000,000 shares of our common stock, along with an additional 1,350,000 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters, at a price of $5.00 per share. The offering provided net proceeds of approximately $47.4 million, after deducting underwriters’ discounts and commissions of approximately $3.5 million and estimated related legal, accounting, printing and other expenses totaling approximately $0.8 million. In April 2006 we received $12.0 million from GSK related to our Strategic Alliance Agreement focused on RNAi-based therapeutics for respiratory diseases and the purchase by GSK of 717,703 shares of our common stock. We attributed $5.0 million of the total payment to the stock purchase, based upon its fair value, and the balance to deferred revenue, which we are amortizing ratably over an estimated four year development period.
     Cash used in operating activities, excluding the net effect on operating cash flows from the $2.2 million of non-cash employee stock-based compensation expense related to our adoption of FAS 123R, was $19.2 million for the nine months ended September 30, 2006 compared to $15.8 million for the nine months ended September 30, 2005, due primarily to increased operating expenses.
     Cash flows from financing activities included $47.4 million in net proceeds from the common stock offering completed on May 30, 2006, $5.0 million from the sale of common stock to GSK and $4.2 million in net proceeds from the exercise of warrants and stock options during the nine months ended September 30, 2006. Cash flows from financing activities included $3.1 million for the repayment of a loan obligation during the nine months ended September 30, 2005.
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
     In December 2005, our shelf registration statement was declared effective by the SEC under the Securities Act of 1933, as amended, which allows us to offer up to $75.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. As of October 31, 2006, approximately $17.1 million may still be offered under the shelf registration, although there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.
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
Item 4. CONTROLS AND PROCEDURES
Controls Evaluation and Related CEO and CFO Certifications
     As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     We do not have any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.
     On February 27, 2006, we filed a lawsuit against Protiva Biotherapeutics and Mark Murray in United States District Court for the Northern District of California in San Francisco, California for breach of contract and fraud. Protiva filed a motion to dismiss our claims on September 12, 2006. We filed a response to oppose the motion to dismiss on October 27, 2006. Protiva’s motion to dismiss our first amended complaint is scheduled to be heard on November 17, 2006. We have exchanged initial disclosures with Protiva. Separately, Protiva, Protiva USA and Mark Murray filed a counter action in California Superior Court for the County of San Francisco on March 28, 2006 and an amended complaint on August 2, 2006 in California state court for breach of contract and other claims. We filed an answer to the Protiva amended complaint on September 12, 2006. We believe that Protiva’s state court action does not impact our ability to develop and commercialize any of our compounds. We utilize our own proprietary nanoparticle formulations for the delivery of our siRNAs. We further believe that the allegations in the state court complaint are without merit, and intend to defend against them vigorously.
     On November 6, 2006 and November 7, 2006, three of our shareholders filed separate lawsuits against us and our directors, purportedly on behalf of a class of our shareholders, in California Superior Court for the County of San Francisco County Superior Court in connection with our proposed merger with Merck. All three complaints alleged self dealing and breach of fiduciary duties by us and our directors. We believe that these lawsuits are without merit and intend to defend them vigorously.
Item 1A. RISK FACTORS
Risks Related to Our Merger with Merck
We cannot assure you that all conditions to the merger with Merck will be completed and the merger consummated.
     On October 30, 2006, we announced that we had entered into a merger agreement with Merck & Co., Inc and a wholly-owned subsidiary of Merck in a transaction where we would become a wholly-owned subsidiary of Merck. The merger is subject to the satisfaction of closing conditions, including, without limitation, the approval of the merger agreement by our stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of a material adverse effect on the Company since the signing of the merger agreement. We cannot assure you that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all.

If the merger is not completed, the share price of our common stock and future business and operations could be significantly harmed.
     If the merger is not completed, the share price of our common stock and future business and operations could be harmed and may be subject to material risks, such as:
•	the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed;

•	our costs related to the merger, such as legal, accounting and some of the fees of our financial advisors, must be paid even if the merger is not completed; and

•	under certain circumstances, we may be required to pay Merck a termination fee of $42.1 million.
     Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a merger prospect or enter into or consummate a new merger agreement. Any other merger prospect may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by Merck in the merger. While the merger agreement is in effect, subject to specified exceptions, we may not take any action to solicit, initiate or knowingly encourage any takeover proposal or participate in negotiations or discussions regarding any takeover proposal or furnish any nonpublic information with respect to a takeover proposal.
Stockholders will receive $13 per share of our common stock in cash despite changes in market value of our common stock.
     Under the terms of our merger agreement with Merck, holders of our common stock issued and outstanding immediately prior to the consummation of the merger (other than holders who exercise appraisal rights under Delaware law) will receive $13 per share in cash, less any applicable withholding tax. In addition, each option to acquire our common stock outstanding immediately prior to the consummation of the merger will, upon consummation of the merger, be converted into the right to receive an amount in cash equal to the excess of $13 less the exercise price of the option and any withholding tax. Each of our warrants outstanding immediately prior to the consummation of the merger will be entitled to a cash payment pursuant to the terms of such warrants less any withholding tax. This consideration will not be adjusted for changes in the market price of either our common stock or Merck common stock.
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
     We have incurred significant losses and have had negative cash flows from operations since inception. As of September 30, 2006, our accumulated deficit was approximately $304.7 million. We expect to incur losses for at least the next several years because we plan to spend substantial amounts on research and development of our product candidates, including preclinical studies and clinical trials. These losses are likely to continue and will have a continuing adverse impact on our working capital, total assets and stockholders’ equity.

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
     We are involved in a re-examination proceeding initiated by an anonymous third party involving two of our United States patents. Additionally, we have filed documents in opposition to four RNAi-related European patents and one RNAi-related Australian patent granted to potential competitors. It may be several years before the final outcome of these proceedings is known. A first non-final decision appealable by either party was issued in June 2006 in the opposition proceeding involving one of the European patents. A first non-final decision in the re-examination of one of our United States patents was issued in September 2006.
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
     In April 2005, we moved our headquarters from Boulder, Colorado to San Francisco, California. In December 2005, we initiated the move of our research and development operations to San Francisco and expect to complete this move by the end of 2006. For the foreseeable future, our management and research and development operations will be based in the San Francisco Bay Area, while our manufacturing and other supporting operations continue to be based in Boulder, Colorado. This split location could reduce employee retention and efficiency. While we believe that our move to the Bay Area will facilitate recruiting top talent, some of our current Boulder, Colorado employees who may be required to relocate may be unwilling or unable to do so and we could lose talented personnel that are difficult to replace. The cost of living in the San Francisco Bay Area is higher than in Boulder, Colorado, which could make retention of existing employees and recruiting of new employees more difficult.
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
     The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing, including those using or related to RNAi-based technologies. Multiple significant competitors are working on, or are already marketing drugs, for the same indications as Sirna-027, Sirna-034 and the product candidates we are developing in the areas of asthma, dermatology, Huntington’s disease, diabetes, hepatitis B and RSV. It is possible that our competitors will develop and market products that are more effective, safer, easier to use, or less expensive, than our future products, or will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.
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
     You may be unable to sell securities you purchase from us at the time or price desired. The market price of our common stock has fluctuated dramatically in recent years. The trading price of our common stock may continue to fluctuate substantially due to:
•	prospects that the merger with Merck & Co. may not be consummated;

•	our ability to raise additional funds;

•	the results of our preclinical studies or clinical trials;

•	timing or denial by the FDA of clinical trial protocols or marketing applications;

•	changes in the status of our corporate collaborative agreements;

•	research activities, technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	quarterly variations in our operating results;

•	changes in earnings estimates by market research analysts;

•	concentrated ownership interest of our investors;

•	purchases or sales of our stock by our executive officers, directors or substantial holders of our common stock;

•	securities class actions or other litigation; and

•	changes in government regulations.
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
     Our research and development programs and manufacturing operations involve the controlled use of potentially harmful biological and chemical materials. We cannot completely eliminate the risk of accidental contamination or injury to others from the use, manufacture, storage, handling or disposal of these hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. We are also subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling or disposal of hazardous materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, then our operating licenses could be revoked, we could be subjected to criminal sanctions and substantial liability and we could be required to suspend, modify or terminate our operations. We may also have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.
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
     A small number of investors own a significant number of shares of our common stock. As of September 30, 2006, entities affiliated with Oxford Bioscience Partners, the Sprout Group and Venrock Associates, three of our largest investors, collectively control approximately 41% of our outstanding common stock if each of them were to exercise all of the warrant shares they hold and 36% of our outstanding common stock if none of them were to exercise any of their warrants. Three of eight members of our Board of Directors are affiliated with these investors and serve on our compensation committee, nominating and corporate governance committee and audit committee. If the directors affiliated with these investors were to act in concert, they could exercise significant influence over the votes of the Board of Directors and the nominating and corporate governance committee. If these investors were to act in concert, their concentration of stock ownership could allow them to exercise significant control over our strategic decisions and block, delay, effect, or substantially influence all matters requiring stockholder approval, such as the election of directors, amendment of our charter documents and approval of significant corporate transactions such as a merger or a sale of all or substantially all of our assets. The interests of these investors may conflict with the interests of other holders of our common stock with regard to such matters.
     In connection with our merger agreement with Merck & Co., Inc., Merck has entered into voting agreements with these investors, James Niedel, one of our directors and an affiliate of the Sprout Group, and Howard Robin, our President and Chief Executive Officer. The voting agreements provide, among other things, that these stockholders will vote their shares in favor of the approval of the merger and against any alternative proposal. These stockholders collectively control approximately 41% of our outstanding common stock if each of them were to exercise all of the warrant shares they hold and 36% of our outstanding common stock if none of them were to exercise any of their warrants. In addition, the voting agreements provide that these stockholders will pay to Merck 50% of such stockholders’ profit above $13 under certain circumstances in which Sirna is or may become obligated to pay Merck a termination fee or the consummation of a transaction with any entity other than Merck (or a merger with Merck at a price greater than $13) within one year of termination of the merger agreement. The voting agreements could delay, deter or prevent a third party from acquiring control of us at a premium over $13.
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
We have implemented anti-takeover provisions that may discourage transactions involving actual or potential changes of control at premium prices.
     Provisions of our corporate documents, including our charter documents and our shareholder rights plan, or “poison pill,” and provisions of Delaware law applicable to us could discourage change of control transactions. For example, our board of directors, without stockholder approval, may issue preferred stock (or, in the face of a potential acquirer’s increased ownership, rights to purchase our common stock for a nominal price) that could delay or prevent a change of control, as well as reduce the voting power of holders of our common stock. We have amended our shareholder rights agreement, or “poison pill,” to permit the contemplated merger with Merck.
     In addition, we are subject to provisions of Delaware General Corporation Law, including Section 203, that may make some business combinations more difficult. As a result, transactions that otherwise could involve a premium over prevailing market prices to holders of our common stock may be discouraged or may be more difficult for us to effect as compared to companies organized in other jurisdictions. Our Board of Directors has waived the application of Section 203 to Merck.

Item 6. EXHIBITS
(a) Exhibits

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2006, by and among Merck, Spinnaker Acquisition Corp. and the Company (8)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on February 22, 2006 [conformed copy] (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Second Replacement Warrant (6)

4.7	Form of Securities Purchase Agreement dated as of July 5, 2005 by and between the Company and certain Investors (7)

4.8	Form of Warrant to Purchase Common Stock of the Company (7)

4.9	Amendment Number Two dated October 30, 2006 by and between the Company and American Stock Transfer & Trust Company to Rights Agreement dated November 22, 2000, as amended on February 11, 2003 (8)

10.1	Form of Voting Agreement, dated as of October 30, 2006, by and among Merck and certain stockholders of the Company (8)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference to certain exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 11, 1996 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

(8)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on November 14, 2006.

SIRNA THERAPEUTICS, INC.
By:	/s/ Howard W. Robin
Howard W. Robin
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory L. Weaver
Gregory L. Weaver
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2006, by and among Merck, Spinnaker Acquisition Corp. and the Company (8)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company, including amendment executed on February 22, 2006 [conformed copy] (2)

4.1	Specimen Stock Certificate (3)

4.2	Rights Agreement, dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Series AA Junior Participating Preferred Stock attached as Exhibit A thereto (4)

4.3	Amendment dated February 11, 2003 to Rights Agreement dated November 22, 2000 between Ribozyme Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (5)

4.4	Common Stock and Warrant Purchase Agreement dated as of February 11, 2003 by and among Ribozyme Pharmaceuticals, Inc. and the Investors named therein (5)

4.5	Form of First Replacement Warrants (6)

4.6	Form of Second Replacement Warrant (6)

4.7	Form of Securities Purchase Agreement dated as of July 5, 2005 by and between the Company and certain Investors (7)

4.8	Form of Warrant to Purchase Common Stock of the Company (7)

4.9	Amendment Number Two dated October 30, 2006 by and between the Company and American Stock Transfer & Trust Company to Rights Agreement dated November 22, 2000, as amended on February 11, 2003 (8)

10.1	Form of Voting Agreement, dated as of October 30, 2006, by and among Merck and certain stockholders of the Company (8)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to certain exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2003 (File No. 333-107216).

(2)	Incorporated by reference to certain exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

(3)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 11, 1996 (File No. 333-1908-D).

(4)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on December 5, 2000.

(5)	Incorporated by reference to certain exhibits to Ribozyme Pharmaceuticals’ Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

(6)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(7)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

(8)	Incorporated by reference herein to certain exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006.